Form 10-Q
period 2021-09-30
SVF Investment Corp. 3
filed 2021-11-09
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
(650)
562 - 8100
Registrant’s telephone number, including area code
SVF Investment III Corp.
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
As of November
9
, 2021, 33,040,000 Class A ordinary shares, par value $0.0001 per share, and 8,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SVF INVESTMENT CORP. 3
Form
10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SVF INVESTMENT CORP. 3
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$2,707,252	$—
Prepaid expenses	1,083,200	6,154

Total current assets	3,790,452	6,154
Investments held in Trust Account	320,010,848	—
Deferred offering costs associated with the initial public offering	—	126,750

Total Assets	$323,801,300	$132,904

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,768,257	$9,000
Accrued expenses	2,205,570	100,000
Due to related party	675,123	—
Note payable - related party	—	17,750

Total current liabilities	4,648,950	126,750
Deferred underwriting commissions	11,200,000	—

Total liabilities	15,848,950	126,750
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,000,000 and -0- shares issued and outstanding, at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	320,000,000	—

Shareholders’ Equity (Deficit)

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,040,000 and -0- shares issued and outstanding as of September 30, 202 1 (excluding 32,000,000 shares subject to possible redemption) and December 31, 2020, respectively	104	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	800	800
Additional paid-in capital	—	24,200
Accumulated deficit	(12,048,554)	(18,846)

Total shareholders’ equity (deficit)	(12,047,650)	6,154

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$323,801,300	$132,904

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 3
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021

General and administrative expenses	$1,921,010	$4,923,011
General and administrative expenses - related party	30,000	70,000

Loss from operations	(1,951,010)	(4,993,011)
Other income
Income from investments held in Trust Account	4,916	10,848

Net loss	$(1,946,094)	$(4,982,163)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	33,040,000	24,689,231

Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.05)	$(0.15)

Basic and diluted weighted average shares outstanding of Class B ordinary shares	8,000,000	7,747,253

Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.05)	$(0.15)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 3
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	8,000,000	$800	$24,200	$(18,846)	$6,154
Sale of private placement shares to Sponsor in private placement	1,040,000	104	—	—	10,399,896	—	10,400,000
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(10,424,096)	(7,047,545)	(17,471,641)
Net loss	—	—	—	—	—	(523,923)	(523,923)

Balance - March 31, 2021 (unaudited)	1,040,000	104	8,000,000	800	—	(7,590,314)	(7,589,410)
Net loss	—	—	—	—	—	(2,512,146)	(2,512,146)

Balance - June 30, 2021 (unaudited)	1,040,000	$104	8,000,000	$800	$—	$(10,102,460)	$(10,101,556)
Net loss	—	—	—	—	—	(1,946,094)	(1,946,094)

Balance - September 30, 2021 (unaudited)	1,040,000	$104	8,000,000	$800	$—	$(12,048,554)	$(12,047,650)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 3
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net loss	$(4,982,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(10,848)
General and administrative expenses paid by related party under note payable	44,617
Changes in operating assets and liabilities:
Prepaid expenses	(1,057,446)
Accounts payable	1,761,778
Accrued expenses	2,132,003
Due to related party	623,623

Net cash used in operating activities	(1,488,436)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(320,000,000)

Net cash used in investing activities	(320,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(413,562)
Proceeds received from initial public offering, gross	320,000,000
Proceeds received from private placement	10,400,000
Offering costs paid	(5,790,750)

Net cash provided by financing activities	324,195,688

Net increase in cash	2,707,252

Cash - beginning of the period	—

Cash - end of the period	$2,707,252

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$6,479
Offering costs included in accrued expenses	$73,567
Offering costs paid by related party under note payable	$322,595
Offering costs included in due to related party	$51,500
Reversal of offering costs included in accrued expenses in prior year	$100,000
Prepaid expenses paid by related party through note payable	$19,600
Outstanding accounts payable balance paid by related party under note payable	$9,000
Deferred underwriting commissions	$11,200,000
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
As of September 30, 2021, the Company had not yet

commenced operations. All activity for the period from December 11, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company provides its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

deferred underwriting commissions the Company will pay to the underwriters (as discussed in N ote
7
)
. T
hese Public Shares are recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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
The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only
 $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $2.7 million in its operating bank account and working capital deficit of approximately $858,000.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment by the Company’s Sponsor of $25,000 for certain offering costs on the Company’s behalf in exchange for the issuance of the Founder Shares, and borrowings under the Company’s promissory note with its Sponsor of $300,000 as well as additional advances of approximately $114,000.
Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs will be satisfied with a portion of the proceeds of

$10.4 million from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
 On August 10, 2021 the Sponsor agreed to loan the Company
$2.0
million as the Working Capital Loan. On November 9, 2021 the Sponsor and the Company agreed to amend this loan to increase the commitment by $1.0 million.
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
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.
Revision to Previously Reported Financial Statements
As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments and earnings per share disclosure requirements, the Company revisited its application of ASC 480-10-S99 in relation to valuation of Class A Ordinary Shares Subject to Possible Redemption and adopted the disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” as discussed in Note 2. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; the Company evaluated the errors and has determined that the related impacts were not material to the previously issued financial statements included as an exhibit to the Company’s Form 8-K filed with the SEC on March 17, 2021, and Form 10-Qs, but that correcting the cumulative impact of such errors would be significant to the Company’s unaudited condensed statements of operations for the three and nine months ended September 30, 2021 and the unaudited condensed statements of changes in shareholders’ equity (deficit) for the three and nine months ended September 30, 2021. Further, Note 2 - Net Income (Loss) per Ordinary Shares and Note 6 - Class A Ordinary Shares Subject to Possible Redemption have been updated to reflect the revision. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The change in the carrying value of the redeemable Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately
$5.1

million in additional
paid-in
capital and an increase of approximately $7.7 million to accumulated deficit, as well as a reclassification of 1,275,626 shares of Class A ordinary shares from permanent equity to temporary equity.
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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2021 and December 31, 2020.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $
250,000
and investments held in the Trust Account. As of September
30
,
2021
and December
31
,
2020
, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2021 and December 31, 2020, the carrying values of cash, accounts receivable, prepaid expense, due from related party, accounts payable, accrued expenses, due to related party and note payable to related party approximate their fair values due to the short-term nature of the
instruments. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
Offering Costs Associated with the Initial Public Offering
Offering costs consist of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021,

32,000,000
Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Inco
m
e and losses are shared pro rata between the two classes of shares. Net income (Loss) per ordinary share is calculated by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding for the respective period.

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A ordinary shares	Class B ordinary shares	Class A ordinary shares	Class B ordinary shares

Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(1,566,738)	$(379,356)	$(3,792,204)	$(1,189,959)

Denominator:
Basic and diluted weighted average ordinary share outstanding	33,040,000	8,000,000	24,689,231	7,747,253

Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)	$(0.15)	$(0.15)

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
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
Note 3 — Initial Public Offering
On March 11, 2021, the Company consummated its Initial Public Offering of
32,000,000
Public Shares, including the
4,000,000
Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $
10.00
per Public Share, generating gross proceeds of $
320.0
million, and incurring offering costs of approximately $
18.1
million, of which approximately $
11.2
million was for deferred underwriting commissions. On April 22, 2021, the underwriters made a payment to the Company in an amount of $
640,000
to reimburse certain of the expenses in connection with its Initial Public Offering.
Of the 32,000,000 Public Shares, an aggregate of 112,500 Public Shares was purchased by certain of the Company’s directors and officers (the “Affiliated Shares”).
Note 4 — Related Party Transactions
Founder Shares
On December 14, 2020, the Company issued
2,875,000
Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for the payment of $
25,000
from the Sponsor to cover for certain expenses on behalf of the Company. On January 29, 2021, the Company effected a share dividend of
12,125,000
Class B ordinary shares and on February 3 and February 26, 2021, the Sponsor surrendered
5,000,000
and
2,000,000
Class B ordinary shares for no consideration, respectively. The share dividend and share surrender resulted in an aggregate of
8,000,000
Class B

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares and the Forward Purchase Investor agreed not to transfer, assign or sell any of its Forward purchase until the earlier to occur of (A)
one year
after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $
12.00
per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any
20
trading days within any
30
-trading day period commencing at least
150
days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.
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
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination, as such are considered non-redeemable and presented as permanent equity in the Company’s condensed balance sheet.
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

On August 10, 2021 the Sponsor agreed to loan the Company

$2.0
million as the Working Capital Loan. On November 9, 2021 the Sponsor and the Company agreed to amend this loan to increase the commitment by $1.0 million. As of September 30, 2021 and December 31, 2020, the Company had
no
borrowings under the Working Capital Loans.

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

The Company incurred $30,000 and $70,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, $70,000 is due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets. There was no balance due to related party at December 31, 2020.
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
As of September 30, 2021, approximately $605,000 is due to the Sponsor’s affiliates and is included in due to related party on the accompanying condensed balance sheets. There was no balance due to related party at December 31, 2020.
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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 6 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 32,000,000 Class A ordinary shares outstanding that were subject to possible redemption. There were no Class A ordinary shares issued and outstanding at December 31, 2020.
As of September 30, 2021, Class A ordinary shares reflected on the unaudited condensed balance sheet are reconciled in the following table:

As of September 30, 2021
Gross proceeds	$320,000,000
Less:
Class A ordinary shares issuance costs	(17,471,641)
Plus:
Accretion of carrying value to redemption value	17,471,641

Class A ordinary shares subject to possible redemption	$320,000,000

Note 7—Shareholders’ Equity (Deficit)
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 33,040,000 shares of Class A ordinary shares outstanding, of which 32,000,000 were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheet (see Note 6).
Class B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 14, 2020, the Company issued 2,875,000 Class B ordinary shares to the Sponsor. On January 29, 2021, the Company effected a share dividend of 12,125,000 Class B ordinary shares and on February 3 and February 26, 2021, the Sponsor surrendered 5,000,000 and 2,000,000 Class B ordinary shares for no consideration, respectively. The share dividend and share surrender resulted in an aggregate of 8,000,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. Of the 8,000,000 Class B ordinary shares outstanding, up to 1,000,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares and the Forward Purchase Shares). The underwriters fully exercised the over-allotment option on March 11, 2021; thus, these 1,000,000 Founder Shares were no longer subject to forfeiture. As of September 30, 2021 and December 31, 2019, there were 8,000,000 Class B ordinary shares outstanding.

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
8
— Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Investments held in Trust Account	$320,010,848	—	—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were
no transfers between levels of the hierarchy for the nine months ended September 30, 2021 and December 31, 2020.
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
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $2.7 million in its operating bank account, and working capital deficit of approximately $858,000.
Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through the payment by our Sponsor of $25,000 for certain offering costs on our behalf in exchange for the issuance of the Founder Shares, and borrowings under our promissory note with our Sponsor of $300,000 as well as additional advances of approximately $114,000. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs will be satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans. On August 10, 2021 our Sponsor agreed to loan us $2.0 million as the Working Capital Loan. On November 9, 2021 we agreed with our Sponsor to amend this loan to increase the commitment by $1.0 million.
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
For the three months ended September 30, 2021, we had net loss of approximately $1.9 million, which consisted of approximately $1.9 million in general and administrative expenses, including approximately $30,000 of general and administrative expenses to related party, partly offset by approximately $5,000 in income from investments held in the Trust Account.

For the nine months ended September 30, 2021, we had net loss of approximately $5.0 million, which consisted of approximately $4.9 million in general and administrative expenses, including $70,000 of general and administrative expenses to related party, partly offset by approximately $11,000 in income from investments held in the Trust Account.
Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor. We incurred $30,000 and $70,000 of such expenses in the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, $70,000 is due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets. There was no balance due to related party at December 31, 2020.
In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of September 30, 2021, approximately $605,000 is due to the Sponsor’s affiliates and is included in due to related party on the accompanying condensed balance sheets. There was no balance due to related party at December 31, 2020.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 320,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding for the respective period.
Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
The effect of the revision in previously issued financial statements included as an exhibit to the Company’s Form
8-K
filed with the SEC on March 17, 2021, and Form
10-Qs
can be found in Note 2 of the notes to unaudited condensed Financial Statements.
Evaluation of Disclosure Controls and Procedures
In connection with the revision in previously issued financial statements included as an exhibit to the Company’s Form
8-K
filed with the SEC on March 17, 2021, and Form
10-Qs,
our management reassessed the effectiveness of our disclosure controls and procedures as of September 30, 2021. As a result of that reassessment, our management determined that our disclosure controls and procedures as of September 30, 2021 were not effective solely as a result of its initial recognition of the shares subject to redemption.
In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements for the quarter ended September 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest
bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2021, the loan balance was $0.
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

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Working Capital Loan Agreement Amendment Letter

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: November 9, 2021	SVF INVESTMENT CORP. 3

	By:	/s/ Ioannis Pipilis
	Name:	Ioannis Pipilis
	Title:	Chief Executive Officer