Form 10-Q/A
period 2021-03-31
SVF Investment Corp. 3
filed 2022-01-26
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No.1)

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
As o
f May 13, 2021,
33,040,000 Class A ordinary shares, par value $0.0001 per share, and 8,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to SVF Investment Corp. 3, formerly known as SVF Investment III Corp., unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of SVF Investment Corp. 3 (the “Company”) as of and for the period ended March 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on May 13, 2021 (the “First Amended Filing”).
Following the filing of the quarterly report for the period ended September 30, 2021, filed with the SEC on November 9, 2021, the Company, having performed further assessment, concluded that, effective with its financial statements for quarterly period ended September 30, 2021, it should restate its prior filed financial information for the period ended March 31, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity and to recognize the accretion from the initial book value to the redemption value, and it should restate its prior filed financial information for the period ended June 30, 2021, to correct the recognition of the accretion from the initial book value to redemption value. In accordance with guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Previously, the Company had revised its financial information to classify all Class A ordinary shares subject to possible redemption in temporary equity. In addition, effective with its financial statements for quarterly period ended September 30, 2021, the Company determined it should restate its earnings per share calculation to allocate income and loss shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares for the Affected Periods (as defined below).
Therefore, on November 30, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial information included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 13, 2021; (ii) unaudited interim financial information included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021; and (iii) unaudited interim financial information included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021 (collectively, the “Affected Periods”), should be restated to classify all Class A ordinary shares subject to possible redemption in temporary equity and, where applicable, to restate its earnings per share calculation to allocate income and loss shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares and should no longer be relied upon. As such, the Company will restate its financial information for the Affected Periods. The unaudited condensed financial information for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 will be amended in the Company’s Quarterly Report on Form 10-Q/A for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (collectively, the “Forms 10-Q/A”). Considering such restatement, such financial information, as well as the relevant portions of any communication which describes or are based on such financial information, should no longer be relied upon.
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
The Company’s management has concluded that a material weakness exists in the Company’s internal control over accounting for complex financial instruments and that the Company’s disclosure controls and procedures were not effective during the Affected Periods. The Company’s remediation plan with respect to such material weakness will be described in more detail in Item 4 of Part 1 to the Forms 10-Q/A.

SVF INVESTMENT CORP. 3
Form
10-Q/A
For the Quarter Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements
SVF INVESTMENT CORP. 3
CONDENSED BALANCE SHEETS (RESTATED)

	March 31, 2021	December 31, 2020
	(Unaudited) (Restated)
Assets
Current assets:

Cash	$1,986,135	$—
Due from underwriter	640,000	—
Prepaid expenses	1,448,572	6,154
Due from related party	84,054	—

Total current assets	4,158,761	6,154
Investments held in Trust Account	320,001,069	—
Deferred offering costs associated with the initial public offering	—	126,750

Total Assets	$324,159,830	$132,904

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$59,008	$9,000
Accrued expenses	473,506	100,000
Due to related party	16,726	—
Note payable - related party	—	17,750

Total current liabilities	549,240	126,750
Deferred underwriting commissions	11,200,000	—

Total liabilities	11,749,240	126,750

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,000,000 and 0 shares issued and outstanding at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	320,000,000	—

Shareholders’ Equity (Deficit)

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,040,000 and 0 shares issued and outstanding (excluding 32,000,000 and 0 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	104	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020 (1)(2)	800	800
Additional paid-in capital	—	24,200
Accumulated deficit	(7,590,314)	(18,846)

Total shareholders’ equity (deficit)	(7,589,410)	6,154

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$324,159,830	$132,904

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

SVF INVESTMENT CORP. 3
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 (Restated)

General and administrative expenses	$508,266
General and administrative expenses - related party	16,726

Loss from operations	(524,992)

Income from investments held in Trust Account	1,069

Net loss	$(523,923)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	7,466,667

Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(0.04)

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	7,476,000

Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 3
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 (Restated)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	8,000,000	$800	$24,200	$(18,846)	$6,154
Sale of private placement shares to Sponsor in private placement , net of offering costs	1,040,000	104	—	—	10,383,779	—	10,383,883
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(10,407,979)	(7,047,545)	(17,455,524)
Net loss	—	—	—	—	—	(523,923)	(523,923)

Balance - March 31, 2021 (unaudited)	1,040,000	$104	8,000,000	$800	$—	$(7,590,314)	$(7,589,410)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 3
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS (Restated)
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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

The Company provides its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares are recorded at a redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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
Offering Costs Associated with the Initial Public Offering
Offering costs consist of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated between the Private Placement Shares and the Public Shares based on a relative fair value basis, compared to total proceeds received. Additionally, at the Initial Public Offering, offering costs allocated to the Public Shares were charged against temporary equity and offering costs allocated to the Private Placement Shares were charged against shareholders’ equity (deficit). Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, a
t
the
 Initial Public
Offering and as of March 31, 2021
, 32,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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
Net Loss per Ordinary Shares
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted-average number of ordinary shares outstanding for the respective period. Non-redeemable ordinary shares include Founder Shares and Private Placement Shares as these shares do not have any redemption features.
Accretion associated with the
redeemable
Class A ordinary shares is excluded from
earnings
per share as the redemption value approximates fair value.
The table below presents a
reconciliation
of the
numerator
and denominator used to compute basic
and
diluted net loss per ordinary share:

	For the Three Months Ended March 31, 2021
	Class A ordinary shares subject to possible redemption	Non-redeemable ordinary shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(261,798)	$(262,125)
Denominator:
Basic and diluted weighted average ordinary share outstanding	7,466,667	7,476,000

Basic and diluted net loss per ordinary share	$(0.04)	$(0.04)

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination, as such are considered non-redeemable and presented as permanent equity (deficit) in the Company’s condensed balance sheet.
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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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
The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Forward Purchase Agreement should be classified within shareholders’ equity (deficit), and the Forward Purchase Agreement is considered indexed to the Company’s own share under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. As such, the Forward Purchase Agreement meets the scope exception in ASC 815-10-15-74(a) to derivative accounting and;
therefore, the Forward Purchase Agreement should be classified in shareholders’ equity (deficit).
Note 6 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021, there were 32,000,000 Class A ordinary shares outstanding that were subject to possible redemption. There were no Class A ordinary shares issued and outstanding at December 31, 2020.
As of March 31, 2021, Class A ordinary shares reflected on the unaudited condensed balance sheet are reconciled in the following table:

As of March 31, 2021
Gross proceeds	$320,000,000
Less:
Class A ordinary shares issuance costs	(17,455,524)
Plus:
Accretion of carrying value to redemption value	17,455,524

Class A ordinary shares subject to possible redemption	$320,000,000

Note 7 — Shareholders’ Equity (Deficit)
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021, there
were 33,040,000

Class A issued and ordinary shares outstanding, of
which 32,000,000 Class
 A ordinary shares were subject to possible redemption, and classified outside of permanent equity (deficit) in the unaudited condensed balance sheet (see Note 6). There were no Class A ordinary shares issued or outstanding at December 31, 2020.
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
Note 9 — Restatement of Previously Reported Financial Statements
Following the filing of the quarterly report for the period ended September 30, 2021, filed with the SEC on November 9, 2021, the Company, having performed further assessment, concluded that, effective with its financial statements for quarterly period ended September 30, 2021, it should restate its prior filed financial information for the period ended March 31, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity and to recognize the accretion from the initial book value to the redemption value, and it should restate its prior filed financial information for the period ended June 30, 2021, to correct the recognition of the accretion fr
o
m the initial book value to redemption value. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity (deficit). Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares for the affected periods. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial information to present all redeemable Class A ordinary shares as temporary equity and to recognize a remeasurement adjustment from the initial book value to redemption value at the time of its Initial Public Offering.
The following tables contain unaudited quarterly financial information for the quarterly period ended March 31, 2021 that has been updated to reflect the restatement. The restatement had no impact on net loss, net cash flows from operating, investing or financing activities. The financial information that has been previously filed or otherwise reported for the quarterly period ended March 31, 2021 is superseded by the information in this Quarterly Report, and should no longer be relied upon.
The change
in the carrying value of the redeemable Class A ordinary shares at March 31, 2021 resulted in a reclassification of approximately
1.3
million Class A ordinary shares from permanent equity to temporary equity.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited balance sheet as of March 31, 2021:

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$324,159,830		$324,159,830
Total liabilities	$11,749,240		$11,749,240
Class A ordinary shares subject to possible redemption	307,410,580	12,589,420	320,000,000
Preference shares	—	—	—
Class A ordinary shares	230	(126)	104
Class B ordinary shares	800	—	800
Additional paid-in capital	5,541,749	(5,541,749)	—
Accumulated deficit	(542,769)	(7,047,545)	(7,590,314)

Total shareholders’ equity (deficit)	$5,000,010	$(12,589,420)	$(7,589,410)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$324,159,830	$—	$324,159,830

The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity accounts for the three months ended March 31, 2021 in the table below:

Statement of Shareholders’ Equity (Deficit) as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Sale of Class A ordinary shares in initial public offering, gross	$320,000,000	$(320,000,000)	$—
Offering costs	$(17,471,641)	$17,471,641	$—
Sale of private placement shares to Sponsor in private placement	$10,400,000	$(10,400,000)	$—
Shares subject to possible redemption	$(307,410,580)	$307,410,580	$—
Sale of private placement shares to Sponsor in private placement, net of offering costs	$—	$10,383,883	$10,383,883
Accretion of Class A ordinary shares subject to redemption	$—	$(17,455,524)	$(17,455,524)

Total shareholders’ equity (deficit)	$5,000,010	$(12,589,420)	$(7,589,410)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$307,243,740	$(307,243,740)	$—
Change in value of Class A ordinary shares subject to possible redemption	$166,840	$(166,840)	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the three months ended March 31, 2021:

	EPS for Class A ordinary shares
	As Previously Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Weighted average shares outstanding	30,725,168	(23,258,501)	7,466,667
Basic and diluted earnings per ordinary share	$—	$(0.04)	$(0.04)

	EPS for Class B ordinary shares
	As Reported	Adjustment	As Restated
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Weighted average shares outstanding	7,773,461	(297,461)	7,476,000
Basic and diluted earnings per ordinary share	$(0.07)	$0.03	$(0.04)
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated).
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
Forward Purchase Agreement
The Company entered into a forward purchase agreement (a “Forward Purchase Agreement”) with certain investors (the “Forward Purchase Investors”), which provides for the purchase of $150 million forward purchase shares (the “Forward Purchase Shares”), for $10.00 per share, in a private placement to close substantially concurrently with the closing of the initial Business Combination. The Forward Purchase Agreement also provided that the Forward Purchase Investor may elect to purchase up to an additional $50 million of Forward Purchase Shares, for a purchase price of $10.00 per share. Any elections to purchase up to 5,000,000 additional Forward Purchase Shares will take place in one or more private placements in such amounts and at such time as the Forward Purchase Investor determines, but no later than simultaneously with the closing of the initial Business Combination. The Company and the Forward Purchase Investors may determine, by mutual agreement, to increase the number of additional Forward Purchase Shares at any time prior to the initial Business Combination. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. The Forward Purchase Agreement should be classified within shareholders’ equity (deficit), and the Forward Purchase Agreement is considered indexed to our own share under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. As such, the Forward Purchase Agreement meets the scope exception in ASC 815-10-15-74(a) to derivative accounting and; therefore, the Forward Purchase Agreement should be classified in shareholders’ equity (deficit).

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
Class A ordinary shares subject to possible redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of March 31, 2021, 32,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity (deficit), outside of the shareholders’ equity section of our balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.
Net Loss per Ordinary Shares
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted-average number of ordinary shares outstanding for the respective period. Non-redeemable ordinary shares include Founder Shares and Private Placement Shares as these shares do not have any redemption features.
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

Item 4.	Controls and Procedures (Restated)
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021, because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
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

Dated: January 25, 2022	SVF INVESTMENT CORP. 3

	By:	/s/ Ioannis Pipilis
	Name:	Ioannis Pipilis
	Title:	Chief Executive Officer