Form 10-Q/A
period 2021-06-30
SVF Investment Corp. 3
filed 2022-01-26
CIK 1837240

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As
of August 10, 2021
, 33,040,000 Class A ordinary shares, par value $0.0001 per share, and 8,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to SVF Investment Corp. 3, formerly known as SVF Investment III Corp., unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of SVF Investment Corp. 3 (the “Company”) as of and for the period ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on August 11, 2021 (the “First Amended Filing”).
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

SVF INVESTMENT CORP. 3
Form
10-Q/A
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SVF INVESTMENT CORP. 3
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$2,707,252	$—
Prepaid expenses	1,287,697	6,154

Total current assets	3,994,949	6,154
Investments held in Trust Account	320,005,932	—
Deferred offering costs associated with the initial public offering	—	126,750

Total Assets	$324,000,881	$132,904

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$52,604	$9,000
Accrued expenses	2,549,703	100,000
Due to related party	300,130	—
Note payable - related party	—	17,750

Total current liabilities	2,902,437	126,750
Deferred underwriting commissions	11,200,000	—

Total liabilities	14,102,437	126,750
Commitments and Contingencies
Class A ordinary shares subject to possible redemption , $0.0001 par value; 200,000,000 shares authorized; 32,000,000 and -0- shares issued and outstanding at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	320,000,000	—

Shareholders’ Equity (Deficit)

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,040,000 and -0- shares issued and outstanding (excluding 32,000,000 and -0- shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	104	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	800	800
Additional paid-in capital	—	24,200
Accumulated deficit	(10,102,460)	(18,846)

Total shareholders’ equity (deficit)	(10,101,556)	6,154

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$324,000,881	$132,904

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 3
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS (Restated)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$2,493,735	$3,002,001
General and administrative expenses - related party	23,274	40,000

Loss from operations	(2,517,009)	(3,042,001)
Other income
Income from investments held in Trust Account	4,863	5,932

Net loss	$(2,512,146)	$(3,036,069)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	32,000,000	19,801,105

Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(0.06)	$(0.11)

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	9,040,000	8,262,320

Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.06)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 3
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (Restated)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	8,000,000	$800	$24,200	$(18,846)	$6,154
Sale of private placement shares to Sponsor in private placement, net of offering costs	1,040,000	104	—	—	10,383,779	—	10,383,883
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(10,407,979)	(7,047,545)	(17,455,524)
Net loss	—	—	—	—	—	(523,923)	(523,923)

Balance - March 31, 2021 (unaudited)	1,040,000	104	8,000,000	800	—	(7,590,314)	(7,589,410)
Net loss	—	—	—	—	—	(2,512,146)	(2,512,146)

B alance - June 30, 2021 (unaudited)	1,040,000	$104	8,000,000	$800	$—	$(10,102,460)	$(10,101,556)

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
The Company provides its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note
7
). These Public

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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
The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

Note
7
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of June 30, 2021
,
32,000,000
Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
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
Founder Shares and Private Placement Shares as these shares do not have any redemption features.
Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share:

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
	Class A ordinary shares subject to possible redemption	Non-redeemable ordinary shares	Class A ordinary shares subject to possible redemption	Non-redeemable ordinary shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(1,958,788)	$(553,358)	$(2,142,202)	$(893,867)
Denominator:
Basic and diluted weighted average ordinary share outstanding	32,000,000	9,040,000	19,801,105	8,262,320

Basic and diluted net loss per ordinary share	$(0.06)	$(0.06)	$(0.11)	$(0.11)

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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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
The
proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company
. The Forward Purchase Agreement should be classified within shareholders’ equity (deficit), and the Forward Purchase Agreement is considered indexed to the Company’s own share under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. As such, the Forward Purchase Agreement meets the scope exception in ASC 815-10-15-74(a) to derivative accounting and; therefore, the Forward Purchase Agreement should be classified in shareholders’ equity (deficit).
Note 6 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of
June 30, 2021
, there were 32,000,000 Class A ordinary shares outstanding that were subject to possible redemption. There were no Class A ordinary shares issued and outstanding at December 31, 2020.
The Class A ordinary shares reflected on the unaudited condensed balance sheet are reconciled in the following table:

As of June 30, 2021
Gross proceeds	$320,000,000
Less:
Class A ordinary shares issuance costs	(17,455,524)
Plus:
Accretion of carrying value to redemption value	17,455,524

Class A ordinary shares subject to possible redemption	$320,000,000

Note 7— Shareholders’ Equity (Deficit)
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 33,040,000
Class A ordinary shares issued and outstanding of which 32,000,000 Class A ordinary shares were subject to possible redemption, and classified outside of permanent equity (deficit) in the unaudited condensed balance sheet (see Note 6).
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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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
The following tables contain unaudited quarterly financial information for the quarterly period ended June 30, 2021 that has been updated to reflect the restatement. The restatement had no impact on net loss, net cash flows from operating, investing or financing activities. The financial information that has been previously filed or otherwise reported for the quarterly period ended June 30, 2021 is superseded by the information in this Quarterly Report, and should no longer be relied upon.
The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity accounts for the three months ended June 30, 2021 in the table below:

Statement of Shareholders’ Equity (Deficit) as of June 30 , 2021 ( unaudited )	As Previously Reported	Adjustment	As Restated
Accretion of Class A ordinary sharessubject to redemption	$(12,589,420)	$12,589,420	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the three and six months ended June 30, 2021:

	EPS for Class A ordinary shares subject to possible redemption
	As Previously Reported	Adjustment	As Restated
Form 10-Q ( June 30, 2021 )—three months ended June 30, 2021
Weighted average shares outstanding	32,000,000	—	32,000,000
Basic and diluted earnings per ordinary share	$—	$(0.06)	$(0.06)
Form 10-Q (June 30, 2021)—six monthsended June 30, 2021
Weighted average shares outstanding	32,000,000	(12,198,895)	19,801,105
Basic and diluted earnings per ordinary share	$—	$(0.11)	$(0.11)

	EPS for non-redeemable ordinary shares
	As Previously Reported	Adjustment	As Restated
Form 10-Q ( June 30, 2021 )—three monthsended June 30 , 2021
Weighted average shares outstanding	9,040,000	—	9,040,000
Basic and diluted earnings per ordinary share	$(0.28)	$0.22	$(0.06)
Form 10-Q (June 30, 2021)—six months ended June 30, 2021
Weighted average shares outstanding	8,262,320	—	8,262,320
Basic and diluted earnings per ordinary share	$(0.37)	$0.26	$(0.11)
Note
10
— Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company determined that, except as noted above, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (Restated)
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of June 30, 2021, 32,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets.
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
capital and accumulated deficit.
Net Loss per Ordinary Shares
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted-average number of ordinary shares outstanding for the respective period. Non-redeemable ordinary shares include Founder Shares and Private Placement Shares as these shares do not have any redemption features.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over accounting for complex financial instruments, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarter ended June 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q/A
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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