Form 10-Q/A
period 2021-09-30
SVF Investment Corp. 3
filed 2022-01-26
CIK 1837240

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
, 2021
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
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of SVF Investment Corp. 3 (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 9, 2021 (the “First Amended Filing”).
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
Therefore, on November 30, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial information included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 13, 2021; (ii) unaudited interim financial information included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 11, 2021; and (iii) unaudited interim financial information included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021 (collectively, the “Affected Periods”), should be restated to classify all Class A ordinary shares subject to possible redemption in temporary equity and, where applicable, to restate its earnings per share calculation to allocate income and loss shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares. and should no longer be relied upon. As such, the Company will restate its financial information for the Affected Periods. The unaudited condensed financial information for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 will be amended in the Company’s Quarterly Report on Form 10-Q/A for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (collectively, the “Forms 10-Q/A”). Considering such restatement, such financial information as well as the relevant portions of any communication which describes or are based on such financial information, should no longer be relied upon.
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

SVF INVESTMENT CORP. 3
Form
10-Q/A
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
SVF INVESTMENT CORP. 3
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:

Cash	$2,707,252	$—
Prepaid expenses	1,083,200	6,154

Total current assets	3,790,452	6,154
Investments held in Trust Account	320,010,848	—
Deferred offering costs associated with the initial public offering	—	126,750

Total Assets	$323,801,300	$132,904

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,768,257	$9,000
Accrued expenses	2,205,570	100,000
Due to related party	675,123	—
Note payable - related party	—	17,750

Total current liabilities	4,648,950	126,750
Deferred underwriting commissions	11,200,000	—

Total liabilities	15,848,950	126,750
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,000,000 and -0- shares issued and outstanding, at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	320,000,000	—

Shareholders’ Equity (Deficit)

Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—

Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,040,000 and -0- shares issued and outstanding as of September 30, 202 1 (excluding 32,000,000 shares subject to possible redemption) and December 31, 2020, respectively	104	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	800	800
Additional paid-in capital	—	24,200
Accumulated deficit	(12,048,554)	(18,846)

Total shareholders’ equity (deficit)	(12,047,650)	6,154

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$323,801,300	$132,904

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP. 3
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS (Restated)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021

General and administrative expenses	$1,921,010	$4,923,011
General and administrative expenses - related party	30,000	70,000

Loss from operations	(1,951,010)	(4,993,011)
Other income
Income from investments held in Trust Account	4,916	10,848

Net loss	$(1,946,094)	$(4,982,163)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	32,000,000	23,912,088

Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(0.05)	$(0.15)

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	9,040,000	8,524,396

Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.05)	$(0.15)

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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of September 30, 2021,

32,000,000

Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.

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
Net Loss per Ordinary Share
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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per of ordinary share:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A ordinary shares subject to possible redemption	Non-redeemable ordinary shares	Class A ordinary shares subject to possible redemption	Non-redeemable ordinary shares

Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(1,517,422)	$(428,672)	$(3,672,837)	$(1,309,326)

Denominator:
Basic and diluted weighted average ordinary share outstanding	32,000,000	9,040,000	23,912,088	8,524,396

Basic and diluted net loss per ordinary share	$(0.05)	$(0.05)	$(0.15)	$(0.15)

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
2,000,000
Class B ordinary shares for no consideration, respectively. The share dividend and share surrender resulted in an aggregate of
8,000,000
Class B

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)
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
The Company incurred $
30,000
and $
70,000
in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three
and
nine
months ended September
30
,
2021
, respectively. As of September
30
,
2021
, $
70,000
is due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets. There was no
balance due to related party at December
31
,
2020
.
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
Note 5 — Commitments and Contingencies
Registration and Shareholder Rights
The holders
of the Founder Shares, Private Placement Shares, and any shares that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business
Combination
. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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
shares issued or outstanding.
Class A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 33,040,000 shares of Class A ordinary shares outstanding, of which 32,000,000 were subject to possible redemption and are classified outside of permanent equity in the unaudited condensed balance sheet (see Note 6). As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.
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

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)
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
Note 9 — Restatement of Previously Reported Financial Information
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
The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2021 that has been updated to reflect the restatement related to the calculation of earnings per share. The restatement had no impact on net loss, net cash flows from operating, investing or financing activities. The financial information that has been previously filed or otherwise reported for the quarterly period ended September 30, 2021 is superseded by the information in this Quarterly Report, and should no longer be relied upon.
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the three and nine months ended September 30, 2021:

	EPS for Class A ordinary shares subject to possible redemption
	As Previously Reported	Adjustment	As Restated
Form 10-Q (September 30, 2021) - three months ended September 30, 2021
Weighted average shares outstanding	33,040,000	(1,040,000)	32,000,000

Basic and diluted earnings per ordinary share	$(0.05)	$0.00	$(0.05)

Form 10-Q (September 30, 2021) - nine months ended September 30, 2021
Weighted average shares outstanding	24,689,231	(777,143)	23,912,088

Basic and diluted earnings per ordinary share	$(0.15)	$(0.00)	$(0.15)

	EPS for non-redeemable ordinary shares
	As Previously Reported	Adjustment	As Restated
Form 10-Q (September 30, 2021) - three months ended September 30, 2021

Weighted average shares outstanding	8,000,000	1,040,000	9,040,000

Basic and diluted earnings per ordinary share	$(0.05)	$0.00	$(0.05)

Form 10-Q (September 30, 2021) - nine months ended September 30, 2021
Weighted average shares outstanding	7,747,253	777,143	8,524,396

Basic and diluted earnings per ordinary share	$(0.15)	$(0.00)	$(0.15)

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (RESTATED)

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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering, 320,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section (deficit) of our condensed balance sheets.
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
Net Loss per Ordinary Share
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarter ended September 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Working Capital Loan Agreement Amendment Letter

10.2	Indemnity Agreement between the Company and SVF Sponsor III (DE) LLC

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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