Form 10-K
period 2021-12-31
SVF Investment Corp. 3
filed 2022-03-23
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

SVF INVESTMENT CORP. 3
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40175	98-1572401
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

1 Circle Star Way San Carlos California 94070	94070
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650)
562-8100
SVF Investment III Corp.
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A Ordinary Shares, par value $0.0001 per share	SVFC	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes     ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2021, the
aggregate market value of the ordinary shares held by non-affiliates of the registrant was $317,458,750 (based on the closing sales price of the Class A ordinary shares on June 30, 2021 of $9.94).
As
of March 2
2
, 2022,
 33,400,000 Class A ordinary shares, and 8,000,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Auditor Firm Id: 688	Auditor Name: Marcum LLP	Auditor Location: New York, NY
Documents Incorporated by Reference: None.

SVF INVESTMENT CORP. 3
ANNUAL REPORT ON FORM
10-K

i

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
or the context otherwise requires, references to:

•
“amended and restated memorandum and articles of association” or “Articles” are to the amended and restated memorandum and articles of association that the company adopted in connection with SVF 3 IPO;

“Business Combination” means the proposed business combination contemplated by the Merger Agreement;

•	“Companies Act” are to the Companies Act (2022 Revision) of the Cayman Islands as the same may be amended from time to time;

•
“Forward Purchase Agreement” are to the agreement providing for the sale of Forward Purchase Shares to the forward purchase investors in a private placement that will close substantially concurrently with the closing of our initial business combination;

•	“forward purchase investor” are to SVF II SPAC Investment 3 (DE) LLC, an affiliate of our Sponsor and a party to the Forward Purchase Agreement;

•	“Forward Purchase Shares” are to the Class A ordinary shares included in the forward purchase commitment under the Forward Purchase Agreement;

•
“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement before our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares upon our initial business combination or earlier at the option of the holders thereof; provided that such Class A ordinary shares issued upon any conversion of Class B ordinary shares will not be treated as “public shares” for any purpose);

•	“management” or our “management team” are to our executive officers and directors (including our director-nominees who became directors in connection with SVF 3 IPO);

•
“Merger Agreement” means the Agreement and Plan of Merger by and among SVF 3, Warehouse Technologies LLC, a New Hampshire limited liability company, Symbotic Holdings LLC, a Delaware limited liability company, and Saturn Acquisition (DE) Corp., a Delaware corporation and a wholly owned subsidiary of SVF 3;

•
“ordinary resolution” means a resolution of the Company adopted by the affirmative vote of at least a majority of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•	“Private Placement Shares” are to the 1,040,000 SVF 3 Class A ordinary shares purchased by the Sponsor at the time of the SVF 3 IPO;

•
“public shares” are to our Class A ordinary shares in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), but the term “public shares” specifically excludes all of our Class A ordinary shares that are issued upon conversion of our Class B ordinary shares;

•
“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent that our sponsor and/or our management-team members buy public shares; and provided that our sponsor and/or management-team members will have the status of “public shareholder(s)” with respect to such public shares only;

•
“SBIA” are to SoftBank Investment Advisers, including SBIA U.K., SBIA U.S. and their respective subsidiaries, being entities established to provide investment advisory, portfolio management, research, deal execution and similar fund advisory services;

•	“SBIA U.K.” are to SB Investment Advisers (UK) Limited, an affiliate of our sponsor;

•	“SBIA U.S.” are to SB Investment Advisers (US) Inc., the direct parent company of our sponsor;

•	“SoftBank” are to SoftBank Group Corp., an affiliate of our sponsor;

•
“special resolution” means a resolution of the Company adopted by the affirmative vote of at least a two-thirds (2/3)
majority (or such higher threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

•	“SVF 3 IPO” means our initial public offering.

•	“Symbotic” means Symbotic Holdings LLC, a Delaware limited liability company.

•	“sponsor” are to SVF Sponsor III (DE) LLC, a Delaware limited liability company (“Sponsor”);

•	“we,” “SVF 3”, “us,” “our,” “company,” or “our company” means SVF Investment Corp. 3, a Cayman Islands exempted company; and

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “might,” “will,” “should,” “seeks,” “plans,” “scheduled,” “possible,” “anticipates” or “intends” or similar expressions.
Forward-looking statements contained in this annual report include, but are not limited to, statements about the ability of SVF 3 and Symbotic prior to the Business Combination, and the Post-Combination Company following the Business Combination, to: meet the closing conditions required under the Merger Agreement, including approval by shareholders of SVF 3 and unitholders of Warehouse on the expected terms and schedule;

•	meet the technical requirements of existing or future supply agreements with its customers, including with respect to existing backlog;

•	realize the benefits expected from the Business Combination;

•	expand its target customer base and maintain its existing customer base;

•	anticipate industry trends;

•	maintain and enhance its platform;

•	execute its growth strategy;

•	develop, design and sell systems that are differentiated from those of competitors;

•	execute its research and development strategy;

•	acquire, maintain, protect and enforce intellectual property;

•	attract, train and retain effective officers, key employees or directors;

•	comply with laws and regulations applicable to its business;

•	stay abreast of modified or new laws and regulations applying to its business;

•	successfully defend litigation;

•	meet NASDAQ listing standards following the consummation of the Business Combination;

•	issue equity securities in connection with the transaction;

•	successfully deploy the proceeds from the Business Combination;

•	meet future liquidity requirements and, if applicable, comply with restrictive covenants related to long-term indebtedness;

•	anticipate rapid technological changes; and

•	effectively respond to general economic and business conditions.
Forward-looking statements are not guarantees of performance. You should not put undue reliance on these statements which speak only as of the date hereof. You should understand that the following important factors, in addition to those discussed under the heading “Risk Factors” and elsewhere in this annual report, could affect the future results of SVF 3 and Symbotic prior to the Business Combination, and the Post-Combination Company following the Business Combination, and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements in this annual report:

•	any delay in closing the Business Combination;

•	the effects of pending and future legislation;

•	risks related to disruption of management time from ongoing business operations due to the transaction;

•	business disruption following the Business Combination;

•	risks related to the impact of the COVID-19 pandemic on the financial condition and results of operations of SVF 3 and Symbotic;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement or the termination of any of the Subscription Agreements;

•	the amount of redemption requests made by shareholders of SVF 3;

•	the effect of the announcement or pendency of the transaction on Symbotic’s business relationships, performance, and business generally;

•	the amount of the costs, fees, expenses and other charges related to the Business Combination;

•	disruption to the business due to the Post-Combination Company’s dependency on Walmart Inc.;

•	increasing competition in the warehouse automation industry;

•	any delays in the design, production or launch of our systems and products;

•	the failure to meet customers’ requirements under existing or future contracts or customer’s expectations as to price or pricing structure;

•	any defects in new products or enhancements to existing products;

•
the fluctuation of operating results from period to period due to a number of factors, including the pace of customer adoption of our new products and services and any changes in our product mix that shift too far into lower gross margin products;

•	other consequences associated with mergers, acquisitions and divestitures and legislative and regulatory actions and reforms; and

•	risks related to SVF 3’s restatement of financials.
These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this annual report are more fully described under the heading “Risk Factors” and elsewhere in this annual report. The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this annual

v

report describe additional factors that could adversely affect the business, financial condition or results of operations of SVF 3 and Symbotic prior to the Business Combination, and the Post-Combination Company following the Business Combination. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can SVF 3 or Symbotic assess the impact of all such risk factors on the business of SVF 3 and Symbotic prior to the Business Combination, and the Post-Combination Company following the Business Combination, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to SVF 3 or Symbotic or persons acting on their behalf are expressly qualified in their entirety by the foregoing cautionary statements. SVF 3 and Symbotic prior to the Business Combination, and the Post-Combination Company following the Business Combination, undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
In addition, statements of belief and similar statements reflect the beliefs and opinions of SVF 3 or Symbotic, as applicable, on the relevant subject. These statements are based upon information available to SVF 3 or Symbotic, as applicable, as of the date of this annual report, and while such party believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that SVF 3 or Symbotic, as applicable, has conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I

ITEM 1.	BUSINESS
General
Introduction
We are a blank check company incorporated on December 11, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. Our intention at formation was to identify a prospective target business in a technology-enabled sector where our management team have differentiated experience and insights. Prior to executing the Merger Agreement, our efforts were limited to organizational activities, completion of our initial public offering and the evaluation of possible business combinations. We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act because we have no operations and our assets consist almost entirely of cash and cash equivalents, with nominal other assets.
Company History
On December 14, 2020, our Sponsor paid $25,000, or approximately $0.009 per share, to cover certain of our expenses in consideration of 2,875,000 Class B ordinary shares, par value $0.0001 per share. On January 29, 2021, we issued additional 12,125,000 Class B ordinary shares to our Sponsor by way of dividend. On February 3 and February 26, 2021, our Sponsor surrendered 5,000,000 and 2,000,000 Class B ordinary shares, respectively, resulting in our sponsor holding a total of 8,000,000 Class B ordinary shares. On February 24, 2021, our Sponsor transferred 50,000 Class B ordinary shares to each of Michael Carpenter and Michael Tobin. In connection with Cristiana Falcone’s appointment to the Board, our Sponsor transferred 50,000 Class B ordinary shares to Cristiana Falcone on May 7, 2021. Prior to the initial investment in the company of $25,000 by the Sponsor, SVF 3 had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to SVF 3 by the number of Founder Shares issued.
In connection with the SVF 3 IPO, we entered into the Forward Purchase Agreement with the forward purchase investor, which provides for the purchase of $150,000,000 of Forward Purchase Shares for $10.00 per share, in a private placement to close substantially concurrently with the closing of SVF 3’s initial business combination. The Forward Purchase Agreement also provided that the forward purchase investors may elect to purchase up to an additional $50,000,000 of Forward Purchase Shares, for a purchase price of $10.00 per share.
On March 11, 2021, we consummated the SVF 3 IPO of 28,000,000 Class A ordinary shares, excluding the underwriters’ over-allotment option. The shares were sold at a price of $10.00 per share, generating gross proceeds to us of $280,000,000. We granted the underwriters in the SVF 3 IPO (the “Underwriters”) a
45-day
option to purchase up to 4,000,000 additional Class A ordinary shares to cover over-allotments, if any. The Underwriters exercised the over-allotment option in full and purchased an additional 4,000,000 Class A ordinary shares, generating gross proceeds of $40,000,000.
Simultaneous with the consummation of the SVF 3 IPO, we consummated the private placement of an aggregate of 1,040,000 Private Placement Shares to the Sponsor at a price of $10.00 per share, generating total proceeds of $10,400,000. The net proceeds received from the SVF 3 IPO and certain of the proceeds from the Private Placement, $320,000,000 in the aggregate, were placed in the Trust Account.
On August 10, 2021, the Sponsor agreed to loan SVF 3 $2.0 million as a Working Capital Loan. On November 9, 2021, the Sponsor and SVF 3 agreed to amend this loan to increase the commitment by $1.0 million. If SVF 3 does not complete an initial business combination within the Completion Window, SVF 3 may use a portion of its working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such loans may be convertible into Class A ordinary shares of the post-business combination entity at a price of $10.00 per share at the option of the lender.
Our ordinary shares continue to trade on NASDAQ under the symbol “SVFC.”

Proposed Business Combination
On December 12, 2021, SVF 3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Warehouse Technologies LLC, a New Hampshire limited liability company (“Warehouse”), Symbotic Holdings LLC, a Delaware limited liability company and a wholly owned subsidiary of Warehouse (“Symbotic”), and Saturn Acquisition (DE) Corp., a Delaware corporation and a wholly owned subsidiary of SVF 3 (“Saturn”). Pursuant to the terms of the Merger Agreement, a business combination between SVF 3 and Warehouse will be effected through the merger (the “Merger”) of Saturn with and into Symbotic, with Symbotic as the surviving company (the “Surviving Company”). Prior to the effective time of the Merger (the “Effective Time”):

•
Warehouse will merge with and into Symbotic, with Symbotic as the surviving company (the “Company Reorganization”) pursuant to a merger agreement executed contemporaneously with the Merger Agreement (the “Company Merger Agreement”). Upon the effectiveness of the Company Reorganization, all the outstanding common and preferred units of Warehouse (the “Warehouse Units”) will be converted into the right to receive common units of Symbotic (the “Symbotic Common Units”); and

•
Subject to the receipt of SVF Shareholder Approval (as defined below), SVF 3 will transfer by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation (sometimes hereinafter referred to as the “Surviving Pubco”) (such domestication, the “Domestication”). At the effective time of the Domestication, each Class A ordinary share, par value $0.0001 per share, of SVF 3 (the “SVF Class A Ordinary Shares”) that is issued and outstanding immediately prior to the Domestication will be converted into one share of Class A common stock, par value $0.0001 per share, of the Surviving Pubco (the “Surviving Pubco Class A Common Stock”), and each Class B ordinary share, par value $0.0001 per share, of SVF 3 (the “SVF Class B Ordinary Shares,” and together with the SVF Class A Ordinary Shares, the “SVF 3 Ordinary Shares”) that is issued and outstanding immediately prior to the Domestication will be converted into one share of Class B common stock, par value $0.0001 per share, of the Surviving Pubco (the “Surviving Pubco Class B Common Stock”). The Surviving Pubco Class B Common Stock will automatically convert into Surviving Pubco Class A Common Stock at the Effective Time.

Pursuant to the terms of the Merger Agreement, at the Effective Time, holders of outstanding Symbotic Common Units will be entitled to receive a number of common units of the Surviving Company (the “Surviving Company Common Units”), equal to the Exchange Ratio (as defined in the Merger Agreement). The Founder (as defined in the Merger Agreement), certain family members of the Founder and certain affiliated entities and trusts of the Founder and his family members will also receive a number of shares of Surviving Pubco’s
Class V-3
Common Stock, par value $0.0001 per share (the “Surviving Pubco
Class V-3
Common Stock”), which has three votes per share, equal to the number of Surviving Company Common Units received by such holder, in exchange for payment by such holder to Surviving Pubco of adequate consideration (in each case, not to exceed $0.00015 per share of Surviving Pubco
Class V-3
Common Stock). The other holders of Symbotic Common Units will receive a number of shares of Surviving Pubco’s
Class V-1
Common Stock, par value $0.0001 per share (the “Surviving Pubco
Class V-1
Common Stock”), which has one vote per share, equal to the number of Surviving Company Common Units received by such holder, in exchange for payment by such holder to Surviving Pubco of adequate consideration (in each case, not to exceed the par value per share of Surviving Pubco
Class V-1
Common Stock). The Surviving Pubco
Class V-3
Common Stock will convert to Surviving Pubco
Class V-1
Common Stock upon the occurrence of certain sunset events, including an automatic conversion after seven years from the consummation of the Merger (the “Closing”).
The holders of outstanding Symbotic Common Units as of the Effective Time will also have contingent rights to receive up to an aggregate of 20,000,000 Earnout Interests (as defined in the Merger Agreement). Each holder will be entitled to receive Earnout Interests in accordance with their Earnout Pro Rata Share (as defined in the Merger Agreement) in three tranches upon the occurrence of the following milestones on or prior to the seventh anniversary of the Closing: (i) a one-time
issuance of 6,666,667 Earnout Interests on the first date on which the volume weighted average price of shares of Surviving Pubco Class A Common Stock over any 20 trading days within the preceding 30 consecutive trading day period (the “VWAP Price”) is greater than or equal to $12.00 (“Triggering Event I”); (ii) a one-time
issuance of 6,666,667 Earnout Interests on the first date on which the VWAP Price is greater than or equal to $14.00 (“Triggering Event II”); and (iii) a one-time
issuance of 6,666,666 Earnout Interests on the first date on which the VWAP Price is greater than or equal to $16.00 (“Triggering Event III”).

Each Surviving Company Common Unit may be redeemed by the holder for shares of Surviving Pubco Class A Common Stock (or an equivalent amount in cash, at the option of the Surviving Pubco, subject to the provisions of the limited liability company agreement of the Surviving Company) at a value equal to the arithmetic mean of the volume-weighted average price of a share of Surviving Pubco Class A Common Stock for the full five trading days ending prior to the redemption date, subject to certain exceptions. Upon such redemption, a number of shares of Surviving Pubco
Class V-3
Common Stock or Surviving Pubco
Class V-1
Common Stock, as applicable, equal to the number of redeemed Surviving Company Common Units, will be transferred to the Surviving Pubco and cancelled by the Surviving Pubco.
Pursuant to the terms of the Merger Agreement, SVF 3 is required to cause the shares of Surviving Pubco Class A Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement to be listed on the NASDAQ prior to the date of the Closing and to be eligible for continued listing on NASDAQ immediately following the Closing (as if the listing were a new initial listing by an issuer that had never been listed prior to the Closing).
Redemption of Public Shares and Liquidation if No Initial Business Combination
The Articles provide that we will have only 24 months from the closing of the SVF 3 IPO to consummate an initial business combination. If we have not consummated an initial business combination within the Completion Window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund Regulatory Withdrawals (as defined in our amended and restated memorandum and articles of association), subject to an annual limit of $250,000, for a maximum of 24 months and/or to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Articles provide that, if a resolution of the company’s shareholders is passed pursuant to the Companies Act to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
Our Sponsor and each of our directors and officers have entered into an agreement with us pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold and will have no rights to liquidating distributions from the Trust Account with respect to any Private Placement Shares they hold if we fail to consummate an initial business combination within the Completion Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial business combination within the prescribed time frame).
Our Sponsor and each of our directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to the Articles (a) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window or (b) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund Regulatory Withdrawals (as defined in our amended and restated memorandum and articles of association), subject to an annual limit of $250,000, for a maximum of 24 months and/or to pay our income taxes, if any, divided by the number of the then-outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public Shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account plus up to $100,000 of funds from the Trust Account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.
If we were to expend all of the net proceeds of the SVF 3 IPO and the sale of the Private Placement Shares, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share
redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share
redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the SVF 3 IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of SVF 3. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.00 per Public Share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the SVF 3 IPO against certain liabilities, including liabilities under the Securities Act. We will have access to funds held outside the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.
If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per Public Share to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial business combination within the Completion Window, (ii) in connection with a shareholder vote to amend the Articles (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination.
Public Shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within the Completion Window, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s vote in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of the Articles, like all provisions of the Articles, may be amended with a shareholder vote.
Voting Restrictions in Connection with the Extraordinary General Meeting
Pursuant to the terms of the Sponsor Support Agreement, the Sponsor and SVF 3’s directors and officers have agreed to vote any Founder Shares and Class A ordinary shares held by them in favor of each of the proposals presented at the Extraordinary General Meeting. SVF 3’s Initial Shareholders and SVF 3’s directors and officers own 22.3% of SVF 3’s outstanding ordinary shares entitled to vote thereon. The quorum and voting thresholds at the Extraordinary General Meeting and the Sponsor Support Agreement may make it more likely that SVF 3 will consummate the Business Combination.
Facilities
We currently maintain our executive offices at 1 Circle Star Way, San Carlos, CA 94070, United States. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees
We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.
Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.
We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds
$700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt
securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals
or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals
or exceeds $700 million as of the prior June 30.
We are a Cayman Islands exempted company. Cayman Islands exempted companies conduct business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.
Our executive offices are located at 1 Circle Star Way, San Carlos, CA 94070. We maintain a corporate website at
 www.svfinvestmentcorp.com
.
Other Considerations
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, he, she or it may be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provides that, to the maximum extent permitted by law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for either the sponsor and its affiliates, successors and assigns and directors and/or officers of the company, on the one hand, and us on the other, unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. In addition, our amended and restated articles of association contains provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.
In addition, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with
us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.
Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.
Status as a Public Company
We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, in the event we do not complete our Business Combination and we pursue another transaction, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds
$700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
securities during the prior three-year period.
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement shares, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
Sources of Target Businesses
In the event we do not close our Business Combination, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses
related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. See “Management—Conflicts of Interest.”
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Shareholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.
Under the NASDAQ’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

•
Any of our directors, officers or substantial security holder (as defined by NASDAQ rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.
The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.
Permitted Purchases and Other Transactions with Respect to Our Securities
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.
Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information
not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.
The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.
Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or
Rule 10b-5 of
the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to fund Regulatory Withdrawals (as defined in our amended and restated memorandum and articles of association), subject to an annual limit of $250,000, for a maximum of 24 months and/or to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share.
The per-share amount
we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.
Limitations on Redemptions
Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all redemption requests in respect of such Class A ordinary shares would be cancelled.
Manner of Conducting Redemptions
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on NASDAQ, we will be required to comply with the NASDAQ rules.
If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.
If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 19,687,501, or 37.5% (assuming all issued and outstanding shares are voted and the over-allotment option is not exercised), or 3,281,251, or 6.25% (assuming only the minimum number of shares representing a quorum are voted and the over-allotment option is not exercised), of the 52,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with
Rule 10b5-1 to
purchase Class A ordinary shares in the open market, in order to comply with
Rule 14e-5 under
the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with
Rule 14e-1(a) under
the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.
Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights
Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.
Redemption of Public Shares and Liquidation If No Initial Business Combination
Our amended and restated memorandum and articles of association provides that we will have only 24 months from the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund Regulatory Withdrawals (as defined in our amended and restated memorandum and articles of association), subject to an annual limit of $250,000, for a maximum of 24 months and/or to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if a resolution of the company’s shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company,, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).
Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund Regulatory Withdrawals (as defined in our amended and restated memorandum and articles of association), subject to an annual limit of $250,000, for a maximum of 24 months and/or to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $813,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose. In addition, our Sponsor has agreed to loan up to $3.0 million as a Working Capital Loan and we have not made any drawdowns on the loan.
If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement shares, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption
amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption
amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided
 that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption
price will not be less than $10.00 per public share.
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $813,000 following our initial public offering and the sale of the private placement shares with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000 In addition, our Sponsor has agreed to loan up to $3.0 million as a Working Capital Loan and we have not made any drawdowns on the loan. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our non-reimbursed
offering expenses exceed our estimate of $813,000 we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the non-reimbursed
offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Facilities
We currently maintain our executive offices at 1 Circle Star Way, San Carlos, CA 94070, United States. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees
We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.
Periodic Reporting and Financial Information
We have registered our Class A ordinary shares under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
On the effectiveness of the registration statement of which this Report forms a part, we filed a Registration Statement on
Form 8-A with
the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We are a Cayman Islands exempted company. Cayman Islands exempted companies conduct business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds
$700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt
securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds
$250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds
$700 million as of the prior June 30.
Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A.	RISK FACTORS
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
RISK FACTORS
In addition to the other information contained in this annual report, including the matters addressed under the heading “Forward-Looking Statements,” you should carefully consider the following risk factors.
Risks Related to Symbotic
In this section, “we,” “us” and “our” refer to Symbotic prior to the Business Combination and to Symbotic Inc., or the Post-Combination Company, from and following the Business Combination.
Risks Related to Our Business, Operations and Industry
We are an early-stage company with a limited operating history and a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the near term or at all, and it is difficult to evaluate our future prospects and the risks and challenges we may encounter.
We face significant risks and difficulties as an early-stage company and have a limited operating history upon which to evaluate the viability and sustainability of our technology, systems and processes, which increases the risk to your investment. In addition, we have an accumulated deficit of $1,154.9 million as of September 25, 2021 and $856.9 million as of September 26, 2020 and have incurred recurring net losses since inception, including net losses of $122.3 million and $109.5 million, respectively, for the years ended September 25, 2021 and September 26, 2020. We believe we will continue to incur operating losses in the near term as we continue to invest significantly in our business to position us for future growth, including expending substantial financial and other resources on:

•
product development, including investments in our product development team and the development of new products and new functionality for our warehouse automation systems, as well as investments in further optimizing our existing warehouse automation systems and robotics technology, software, products and infrastructure;

•	our technology infrastructure, including systems architecture, scalability, availability, performance and security;

•	acquisitions and strategic transactions;

•	our international operations and anticipated international expansion; and

•	general administration, including increased legal, compliance and accounting expenses associated with being a public company.
These efforts may be costlier than we expect, and our revenue may not grow at a rate to offset these expenses. We may make investments that do not generate optimal short- or medium-term financial results and may even incur increased operating losses in the short or medium term with no assurance that we will eventually achieve the intended long-term benefits or profitability.
Our investments in our technology, products and services may not be successful on the timeline we anticipate or at all, and may not result in increased revenue growth. Additionally, we have encountered, and may in the future encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as unforeseen operating expenses, difficulties, complications, delays and other known or unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, or we are unable to maintain or increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term.
As our businesses expand, our historical results may not be indicative of our future performance and you should consider our future prospects in light of the risks and uncertainties of early-stage companies operating in fast evolving high-tech industries in emerging markets.
As a result, it is difficult to predict our future revenue or appropriately budget for our expenses. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. The projected financial information appearing elsewhere in this annual report has been prepared by our management and reflects current estimates of future performance. The projected results depend on the successful implementation of our management’s growth strategies and are based on assumptions and events over which we have only partial or no control. Important factors that may affect actual results and cause the results reflected in the projected financial information not to be achieved include, among other things, risks and uncertainties relating to Symbotic’s business, industry performance, the regulatory environment, and general business and economic conditions. The prospective financial information also reflects assumptions as to certain business decisions that are subject to change.
We depend heavily on principal customers, and therefore, our success is heavily dependent on our principal customers’ ability to grow their businesses and their adoption of our warehouse automation systems.
Walmart, Inc. (“Walmart”), our largest customer, accounted for approximately 67% of our total revenue in the fiscal year ended September 25, 2021. We have worked with Walmart since 2015 and entered into a Master Automation Agreement with Walmart in 2017 to implement systems in 25 of Walmart’s 42 regional distribution centers (as it may be amended and/or restated from time to time, the “Walmart MAA”). Pursuant to such agreement, we have agreed to certain restrictions on our ability to sell or license our products and services to a specified company or its subsidiaries, affiliates or dedicated service providers. Walmart will also have certain board observation rights following the Business Combination. Thus, our ability to maintain a close, mutually beneficial relationship with Walmart is an important element in our continued growth.

The loss or cancellation of business from Walmart, including our failure to properly implement or optimize our warehouse automation systems in Walmart’s distribution centers, or our failure to comply with the terms of the Walmart MAA, could materially and adversely affect our business, financial condition or results of operations. Similarly, if Walmart is not able to grow its business or its business declines, including as a result of a reduction in the level of discretionary spending by its customers or competition from other retailers, our business, financial condition or results of operations may be materially and adversely affected.
In addition to our dependence on Walmart, we are also dependent upon sales to C&S Wholesale Grocers, Inc. (“C&S Wholesale Grocers”), with which we are affiliated, Albertsons, Giant Tiger and Target. Net sales to these customers accounted for approximately 33% of our total revenue in the fiscal year ended September 25, 2021. It is not possible for us to predict the level of demand that will be generated by any of these customers in the future. In addition, revenue from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. To the extent that one or more customers in this group decide not to implement our warehouse automation systems in their distribution centers or decide to retain manual solutions or adopt single point automated solutions for their distribution centers, our business, financial condition or results of operations may be materially and adversely affected.
C&S Wholesale Grocers, an important customer, is an affiliate of Symbotic. Despite our affiliation with C&S Wholesale Grocers, there is no guarantee that they will continue to be a customer beyond the term of their current contract with us.
Our Chief Executive Officer, Founder and Board Chair, Richard B. Cohen, also serves as the Executive Chairman of C&S Wholesale Grocers. Additionally, Mr. Cohen and trusts for the benefit of his family are the only beneficial stockholders of C&S Wholesale Grocers. As a result, C&S Wholesale Grocers can be considered an affiliate of Symbotic.
C&S Wholesale Grocers is also an important customer that has implemented production Symbotic systems as well as proof of concept and test systems in its facilities. All Symbotic systems purchased under our existing contract with C&S Wholesale Grocers have been delivered, though we have ongoing software license and maintenance obligations under our contract with C&S through March 2026. Despite our affiliation with C&S Wholesale Grocers, there is no guarantee that they will continue to be a customer beyond the term of their current contract with us. To the extent C&S Wholesale Grocers decides not to renew its current contract with us or to implement additional Symbotic warehouse automation systems in their distribution centers, our business, financial condition or results of operations may be materially and adversely affected.
Our operating results and financial condition may fluctuate from period to period, which could make our future operating results difficult to predict or cause our operating results to fall below analysts’ and investors’ expectations.
Our operating results and financial condition fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which will not be within our control. Both our business and warehouse automation are changing and evolving rapidly, and our historical operating results may not be useful in predicting our future operating results. If our operating results do not meet the guidance that we provide to the marketplace or the expectations of securities analysts or investors, the market price of our common stock will likely decline. Fluctuations in our operating results and financial condition may be due to a number of factors, including:

•	the portion of our revenue attributable to software license and maintenance fees and system operation service fees versus milestone payments for system installation and other sales;

•	changes in pricing by us in response to competitive pricing actions;

•	the ability of our equipment vendors to continue to manufacture high-quality products and to supply sufficient products to meet our demands;

•	the impact of shortages of components, commodities or other materials, including semiconductors and integrated circuits, and other supply chain disruptions;

•	our ability to control costs, including our operating expenses and the costs of the equipment we purchase;

•	the timing and success of introductions of new solutions, products or upgrades by us or our competitors;

•	changes in our business and pricing policies or those of our competitors;

•	competition, including entry into the industry by new competitors and new offerings by existing competitors;

•	our ability to successfully manage any past or future acquisitions, strategic transactions and integrations of businesses;

•	our ability to obtain, maintain, protect or enforce our IP (as defined herein), including our trademarks and patents, and maintaining the confidentiality of our trade secrets;

•	the amount and timing of expenditures, including those related to expanding our operations, increasing research and development, improving facilities and introducing new warehouse automation systems;

•	the ability to effectively manage growth within existing and new markets domestically and abroad;

•	changes in the payment terms for our warehouse automation systems;

•	the strength of regional, national and global economies;

•	the impact of cybersecurity incidents or security breaches; and

•	the impact of natural disasters, health pandemics or man-made problems such as terrorism.

Due to the foregoing factors, and the other risks discussed in this annual report, you should not rely on quarter-over-quarter and year-over-year comparisons of our operating results as an indicator of our future performance.
Complex software and technology systems will need to be developed, both in-house
and in coordination with vendors and suppliers, for us to successfully produce and integrate our warehouse automation systems with our customers’ existing warehouses, and there can be no assurance that such systems will be successfully developed.
Our warehouse automation systems require a substantial amount of third-party and proprietary in-house
software and complex hardware to be installed and to operate in our customers’ warehouses. The development of such advanced technologies is inherently complex and costly, and we will need to coordinate with our vendors and suppliers in order to produce and integrate our warehouse automation systems with our clients’ infrastructure. In the future, one or more of our third-party software or hardware providers may choose not to support the operation of their software, software services and infrastructure with our system, or our system may not support the capabilities needed to operate with such software, software services and infrastructure. Defects and errors may be revealed over time (and may not even be known until after our systems have been deployed to our customers) and our control over the performance of third-party services and systems may be limited. We may be unable to develop the necessary software and technology systems or meet the technological requirements and production timing to support our business plan. In addition, our systems may not comply with the cost, performance useful life and warranty requirements we anticipate in our business plan. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims, which could adversely affect our business, prospects and results of operations.

We depend upon key employees and other highly qualified personnel, including hardware and software engineers, and will need to hire and train additional personnel.
Our success depends on the continuing services of key employees. We believe the depth and quality of the experience of our management team with the retail supply chain, distribution logistics, automation and robotics technology is a key to our ability to be successful. The loss of any of these individuals could materially and adversely affect our business, prospects, financial condition and operating results. Additionally, the success of our operations will largely depend upon our ability to successfully attract and retain competent and qualified key management personnel. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for us.
Our success also depends, in part, on our continuing ability to identify, hire, attract, train and develop other highly qualified personnel, in particular hardware and software engineers. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, and our ability to hire, attract and retain them depends on our ability to provide competitive compensation. We may not be able to attract, assimilate, develop or retain qualified personnel in the future, and our failure to do so could adversely affect our business, including the execution of our business strategy.
In the event that our employees seek to join a labor union, higher employee costs and increased risk of work stoppages or strikes could result. We may also directly or indirectly depend upon other companies with unionized workforces, including suppliers, and work stoppages or strikes with respect to those companies could have a material adverse impact on our business, financial condition or results. Higher employee costs may also result from the high demand and competition for employees. Our inability to attract and retain key employees and highly qualified personnel in a timely and cost-effective manner could materially and adversely affect our business, prospects, financial condition and operating results.
Our new warehouse automation systems, software, services and products may not be successful or meet existing or future requirements in supply agreements with existing or future customers.
We installed our first warehouse automation system in a customer distribution center in 2012 and launched our current warehouse automation system in 2017. Since that time, we have continued to refine the robotics technology and capabilities of our automated systems and anticipate continuing to upgrade our warehouse automation system and related software, services and products in the future. The warehouse automation systems, software, services and products we may launch in the future may not be well received by our customers, may not help us to generate new customers, may adversely affect the attrition rate of existing customers and may increase our customer acquisition costs and the costs to service our customers. Any revenue, if any, we may generate from these or other new warehouse automation systems, software, services or products may be lower than revenue generated from our existing warehouse automation systems, software, services and products and may not be sufficient for us to recoup our development or customer acquisition costs incurred, particularly if launch dates are delayed for our new warehouse automation systems, software, services or products or we are unable to scale such systems, products, software or services. In addition, new warehouse automation systems, software, services and products may require increased operational expenses or customer acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if our customers experience installation issues, service disruptions or failures or other quality issues. To the extent our new warehouse automation systems, software, services and products are not successful, it could have an adverse impact on our business, financial condition, cash flows or results of operations.
We rely on suppliers to provide equipment, components and services. Any disruption to the suppliers’ operations could adversely affect our business, financial condition and results of operations.
Our business requires that we buy equipment, components and services including electronic components and commodities. Our reliance on suppliers involves certain risks, including:

•	poor quality or an insecure supply chain, which could adversely affect the reliability and reputation of our hardware and software products, solutions and services;

•	changes in the cost of these purchases due to inflation, exchange rate fluctuations, taxes, tariffs, commodity market volatility or other factors that affect our suppliers;

•	embargoes, sanctions and other trade restrictions that may affect our ability to purchase from various suppliers;

•	risks related to intellectual property such as challenges to ownership of rights or alleged infringement by suppliers; and

•
shortages of components, commodities or other materials, including semiconductors and integrated circuits, which could adversely affect our manufacturing efficiencies and ability to make timely delivery of our products, solutions and services.

Any of these uncertainties could adversely affect our profitability and ability to compete. We also maintain several single-source supplier relationships because the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. Unavailability of, or delivery delays for, single-source components or products could adversely affect our ability to ship the related products in a timely manner. While substitute sources of supply are available, qualifying alternative suppliers and establishing reliable supplies could cost more or result in delays and a loss of sales.
The suppliers on which we rely have each entered into supply agreements with us, and a number of these agreements provide the supplier with a termination right upon notice for any reason or no reason. A supplier’s choice to give notice of termination could disrupt our operations, negatively impact our reputation and adversely affect our business, financial condition and results of operations.
We rely on a number of suppliers for raw materials and components for our systems, and have entered into supply agreements with such suppliers. A number of these supply agreements provide the supplier with a termination right for any reason or no reason. If one of our suppliers terminates their relationship with us, or experiences a supply chain disruption, we could experience delays in our ability to deliver systems to our customers. In addition, while most raw materials and components for our systems are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a supplier could adversely affect our relationship with our customers and our reputation, as well as our business, financial condition and results of operations.
We currently share certain services with C&S Wholesale Grocers including, but not limited to, insurance, tax and treasury services. We are in the process of procuring such services separately from C&S Wholesale Grocers or entering into agreements that govern the use of shared services with C&S Wholesale Grocers. Among other potential risks, this process may result in increased costs, including insurance costs, for Symbotic.
We currently rely on certain shared services with our affiliate, C&S Wholesale Grocers, in the operation of our business. A number of these services, including certain insurance, tax and treasury services, information technology (“IT”) equipment and security systems and certain other arrangements (including other support services), are pursuant to unwritten arrangements with C&S Wholesale Grocers. We are currently in the process of entering into independent arrangements and/or agreements with C&S Wholesale Grocers with respect to these services, including with respect to the allocation of liabilities and obligations attributable to us and to C&S Wholesale Grocers under any continued shared services. This process may result in increased costs, including insurance costs, for us. In addition, if these arrangements terminate or expire and we do not enter into replacement agreements, we could suffer operational difficulties and/or significant losses.

The markets in which we participate could become more competitive and many companies, including large retail and
e-commerce
companies, companies that offer point solutions or other
end-to-end
or specific supply chain functionalities and other companies that focus on automated technologies, may target the markets in which we do business. Additionally, our customers and potential customers may develop in-house
solutions that compete with our warehouse automation systems. If we are unable to compete effectively with these potential competitors and developments, our sales and profitability could be adversely affected.
We provide a system that offers full
robot-to-robot,
end-to-end
supply chain automation solutions. Accordingly, we compete with a number of companies that offer solutions to the retail distribution market, including companies that (i) offer point solutions such as Grey Orange, Locus Robotics, Vecna, OPEX, Fetch and Berkshire Grey; (ii) offer end-to-end
solutions, most notably Witron, Honeywell, Dematic, Vanderlande, SSI Schaefer and Swisslog, which are composed of a disparate set of point solutions; and (iii) may offer solutions such as Exotec, Ocado and AutoStore that focus exclusively on
e-commerce.
Although we believe that our system is significantly differentiated from these offerings, the markets in which we participate may become more competitive in the future.
Our ability to compete depends on a number of factors, including:

•	our warehouse automation systems’ functionality, performance, ease of use, ease of installation, reliability, availability and cost effectiveness relative to that of our competitors’ products;

•	our success in utilizing new and proprietary technologies (including software) to offer solutions and features previously not available in the marketplace;

•	our success in identifying new markets, applications and technologies and evolving our product to address these markets;

•	our ability to attract and retain customers;

•	our name recognition and reputation; and

•	our ability to obtain, maintain, protect and enforce our IP.
Our customers may also internally develop their own automated solutions for their warehouses and distribution centers. Our market may need further education on the value of automation solutions and our platform and products, and on how to integrate them into current operations. A lack of understanding as to how our automation platform and products operate may cause potential customers to prefer more traditional technologies or limited point solutions or internally-developed automated processes or to be cautious about investing in our warehouse automation systems and products. If we are unable to educate potential customers and change the market’s readiness to accept our technology, then our business, results of operations and financial condition may be harmed.
If we are unable to develop new solutions, adapt to technological change, sell our software, services and products into new markets or further penetrate our existing markets, our revenue may not grow as expected.
Our ability to increase sales will depend, in large part, on our ability to enhance and improve our warehouse automation systems, software, services and products, introduce new robotic technology and automation systems in a timely manner, sell into new markets and further penetrate our existing markets. The success of any enhancement or new warehouse automation systems, software, services and products depends on several factors, including the timely completion, introduction and market acceptance of such systems, software, services and products, and the ability to maintain and develop relationships with customers and vendors. Any new warehouse automation system, product or service we develop or acquire may not be introduced in a timely or cost-effective manner. Any new markets into which we attempt to sell our warehouse automation systems, software, services and products may not be receptive. Our ability to further penetrate our existing markets depends on the quality, availability and reliability of our warehouse automation systems, software, services and products and our ability to design our warehouse automation systems, software, services and products to meet customer demand. Similarly, if any of our potential competitors implement new technologies before we are able to implement ours, those competitors may be able to provide more effective products, possibly at lower prices. Any delay or failure in the introduction of new or enhanced solutions could harm our business, financial condition, cash flows and results of operations.

Failure to manage our growth effectively could make it difficult to execute our business strategy and could adversely affect our business, financial condition and results of operations.
We have experienced rapid growth, and we are attempting to continue to grow our business substantially. To this end, we have made, and expect to continue to make, significant investments in our business, including investments in our infrastructure, technology, marketing and sales efforts. These investments include dedicated facilities expansion and increased staffing. If our business does not generate the level of revenue required to support our investment, our business, financial condition and results of operations could be adversely affected.
Our ability to effectively manage our anticipated growth and expansion of our operations will also require us to enhance our operational, financial and management controls and infrastructure, human resources policies and reporting systems. These enhancements and improvements will require significant capital expenditures, investments in additional headcount and other operating expenditures and allocation of valuable management and employee resources. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees we will be able to do so in an efficient or timely manner, or at all.
Our warehouse automation systems, software, services and products may be affected from time to time by design and manufacturing defects that could adversely affect our business, financial condition and results of operations and result in harm to our reputation.
Our warehouse automation systems constitute complex software and hardware products and services that can be affected by design and manufacturing defects. Sophisticated automation solutions and software, such as those offered by us, may have issues that can unexpectedly interfere with the intended operation of hardware or software products. Defects may also exist in components and products that we source from third parties or the system may not be implemented or used correctly or as intended. Any such defects or incorrect implementation or use could make our warehouse automation systems, software, services and products unsafe, create a risk of property damage and personal injury, and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time, we may experience outages, service slowdowns or errors that affect our warehouse automation systems and software. As a result, our warehouse automation systems may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in the warehouse automation systems and other hardware, software and services we offer. Failure to do so could result in widespread technical and performance issues affecting our warehouse automation systems and services and could lead to claims against us. We maintain general liability insurance; however, design and manufacturing defects, and claims related thereto, may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms or maintain adequate coverage against potential claims, our financial results could be adversely impacted.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing business needs, requirements or preferences, our products may become less competitive.
Our future business and financial success will depend on our ability to continue to anticipate the needs of current and potential customers and to enhance and improve our warehouse automation systems, software, services and products, introduce new robotic technology and automation systems in a timely manner, sell into new markets and further penetrate our existing markets. To be successful, we must be able to quickly adapt to changes in technology, industry standards and business needs of our customers by continually enhancing our technology, services and solutions. Developing new warehouse automation systems, software, services and products and upgrades to our existing warehouse automation systems, software, services and products, as well as integrating and coordinating current warehouse automation systems, software, services and products, imposes burdens on our internal teams, including management, compliance, and product development. These processes are costly, and our efforts to develop, integrate and enhance our systems, software, services and products may not be successful.

Our success also depends on our continued improvements to provide products, services and systems that are attractive to our users and customers. As a result, we must continually invest resources in product development and successfully incorporate and develop new technology. If we are unable to do so or otherwise provide warehouse automation systems, software, services and products that customers want, then our customers may become dissatisfied and use competitors’ services. If we are unable to continue offering innovative systems, software, services and products, we may be unable to attract additional customers or retain our existing customers, which could harm our business, results of operations and financial condition.
Inflation, tariffs, customs duties and other increases in manufacturing and operating costs could adversely affect our cash flow as well as our business, financial condition and results of operations.
Our operating costs are subject to fluctuations, particularly due to changes in prices for commodities, parts, raw materials, energy and related utilities, freight and cost of labor which may be driven by inflation, prevailing price levels, exchange rates, changes in trade agreements and trade protection measures including tariffs and other economic factors. Our operating costs have in the past and may continue to be impacted by price inflation. The U.S. has enacted various trade actions, including imposing tariffs on certain goods we import from other countries, which has also contributed to higher costs for some commodities and raw materials. Additional tariffs imposed by the U.S., or further retaliatory trade measures taken by other countries, could increase the cost of our products that we may not be able to offset. Actions we take to mitigate volatility in manufacturing and operating costs may not be successful and, as a result, our financial condition, cash flows and results of operations could be adversely affected.
In our customer agreements, we agreed to undertake certain liability allocations as part of the negotiation process. The occurrence of such liability could disrupt our business or result in liability.
Our customer contracts, including those with our largest customers, contain allocations of liability between us and our customers, including warranty and indemnification provisions, including indemnification obligations with respect to infringement or misappropriation of third-party IP; damage, destruction, injury or property damage to our customers; and actions by Symbotic employees. The potential liabilities associated with such provisions are significant, though our customer contracts also typically contain limitations on our liability with respect to any indemnification claims. Costs, payments or damages incurred or paid by us in connection with indemnification claims could adversely affect our financial condition, cash flows and results of operations.
We may need to raise additional capital, and this capital may not be available on terms favorable to us or our stockholders, or at all, when needed.
The manufacture, integration and assembly of our warehouse automation systems are capital-intensive businesses. Our business plan to manufacture, integrate and assemble warehouse automation systems for our customers is expected to require continued capital investment to fund operations, continue research and development and improve facilities. There can be no assurance that we will have access to the capital we need on favorable terms when required or at all. If we cannot raise additional funds when we need them, our financial condition, business, prospects and results of operations could be materially adversely affected. We may raise funds through the issuance of debt securities or through loan arrangements, the terms of which could require significant interest payments, contain covenants that restrict our business or other unfavorable terms. We may also raise funds through the sale of additional equity securities, which could dilute our stockholders.
We may experience risks associated with future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions.
As part of our business strategy, we may pursue mergers, acquisitions or dispositions of businesses or assets or other strategic transactions that we believe will enable us to strengthen or broaden our business. We may be unable to implement this element of our strategy if we cannot identify suitable companies, businesses or assets, reach agreement on potential strategic transactions on acceptable terms and manage the impacts of such transactions on our business or for other reasons. Moreover, mergers, acquisitions, dispositions and other strategic transactions involve various risks, including, among other things, (i) difficulties relating to integrating or disposing of a business and unanticipated changes in customer and other third-party relationships subsequent thereto, (ii) diversion of management’s attention from day-to-day
operations, (iii) failure to realize the anticipated benefits of such transactions, such as cost savings and revenue enhancements, (iv) potentially substantial transaction costs associated with such transactions, and (v) potential impairment resulting from the overpayment for an acquisition. In addition, future mergers or acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms. Moreover, to the extent a transaction financed by non-equity
consideration results in goodwill, it will reduce our tangible net worth, which might have an adverse effect on credit availability. For all these reasons, our pursuit of mergers, acquisitions or dispositions of businesses or assets or other strategic transactions could cause our actual results to differ materially from those anticipated.
If demand for our warehouse automation systems does not grow as we expect, or if market adoption of A.I.-enabled robotics and warehouse automation systems does not continue to develop, or develops more slowly than we expect, our future revenue may stagnate or decline, and our business may be adversely affected.
The warehouse automation industry is rapidly growing and developing. We may not be able to develop effective strategies to raise awareness among potential customers of the benefits of A.I.-enabled robotics and automation or our warehouse automation systems may not address the specific needs or provide the level of functionality required by potential customers to encourage the continuation of this shift towards warehouse automation. If warehouse automation technology does not continue to gain broader market acceptance as an alternative to conventional manual operations, or if the marketplace adopts warehouse automation technologies that differ from our technologies, we may not be able to increase or sustain the level of sales of our systems or retain existing customers or attract new customers, and our operating results would be adversely affected as a result.
Laws and regulations governing the robotics and warehouse automation industries are still developing and may restrict our business or increase the costs of our systems, making our systems less competitive or adversely affecting our revenue growth.
We are generally subject to laws and regulations relating to the robotics and warehouse automation industries in the jurisdictions in which we conduct our business or in some circumstances, of those jurisdictions in which we offer our warehouse automation systems, as well as the general laws and regulations that apply to all businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations are developing and vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material and adverse impact on our operations and financial results.
Supply chain interruptions may increase our costs or reduce our revenue.
We depend on good vendor relationships and the effectiveness of our supply chain management systems to ensure reliable and sufficient supply, on reasonably favorable terms, of materials used in our manufacturing processes. The materials we purchase and use in the ordinary course of business are sourced from a wide variety of suppliers around the world, including China, Germany, and the United States. Disruptions in the supply chain may result from the
COVID-19
pandemic or other public health crises, weather-related events, natural disasters, trade restrictions, tariffs, border controls, acts of war, terrorist attacks, third-party strikes, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions or other factors beyond our control. In the event of disruptions in its existing supply chain, the labor and materials we rely on in the ordinary course of its business may not be available at reasonable rates or at all. Our supply chain also depends on third-party warehouses and logistics providers. Any disruption in the supply, storage or delivery of materials could disrupt our operations, which may cause harm to our reputation and results of operations.
Risks Related to Intellectual Property
We may need to bring or defend ourselves against patent, copyright, trademark, trade secret or other intellectual property infringement or misappropriation claims, which may adversely affect our business, financial condition and results of operations by limiting our ability to use technology or intellectual property and causing us to incur substantial costs.
We may become subject to intellectual property disputes. Our success depends, in part, on our ability to develop and commercialize our automated warehouse system without infringing, misappropriating or otherwise violating the IP of third parties. However, we may not be aware that our offering infringes, misappropriates or otherwise violates third-party IP, and such third parties may bring claims alleging such infringement, misappropriation or violation.

Companies, organizations or individuals, including our competitors, may own or obtain patents, copyrights, trademarks, trade secrets or other intellectual property or proprietary rights (collectively, “IP”) that would prevent or limit our ability to develop, manufacture or sell our warehouse automation systems, which could make it more difficult for us to operate our business. We may receive inquiries from IP owners inquiring whether we have infringed upon or misappropriated or violated their proprietary rights or IP, or otherwise not complied with the terms and conditions such rights may be subject to (including open source software licenses). Companies owning IP, including those relating to warehouse automation, may allege infringement, misappropriation or violation of such rights. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patent applications may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third party obtains an injunction preventing us from using our IP, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our services or systems or cease business activities related to such IP.
In response to a determination that we have infringed upon, misappropriated or violated a third party’s IP (including through our indemnification obligations), we may be required to do one or more of the following:

•	cease development, sales or use of our products that incorporate or are covered by the asserted IP;

•	pay substantial damages, including through settlement payments or indemnification obligations (including legal fees);

•	obtain a license from the owner of the asserted IP, which license may not be available on reasonable terms or at all; or

•	redesign one or more aspects of our warehouse automation systems that is alleged to infringe, misappropriate or violate any third-party IP.
A successful claim of infringement, violation or misappropriation against us could materially adversely affect our business, prospects, financial condition and operating results. Any legal proceedings or claims, whether valid or invalid, could result in substantial costs and diversion of resources. If third parties successfully oppose or challenge our trademarks or other IP or successfully claim that we infringe, misappropriate or otherwise violate their trademarks or other IP, we may be subject to liability, required to enter into costly license agreements, or required to rebrand or restrict our offering. Also, we expect that the occurrence of infringement claims is likely to grow as the market for our system grows. Accordingly, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources.
In order to protect our IP, we may be required to spend significant resources to monitor our IP. Litigation may be necessary in the future to enforce our IP and to protect our trade secrets. Litigation brought to protect and enforce our IP could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our IP. Further, our efforts to enforce our IP may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our IP, and if such defenses, counterclaims, or countersuits are successful, we could lose our rights in and to valuable IP. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our offering and platform capabilities, impair the functionality of our offering and platform capabilities, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our offering, or injure our reputation.

Our business, financial condition and results of operations may be adversely affected and the value of our brand, products and other intangible assets may be diminished if we are unable to maintain and protect our IP (including maintaining the confidentiality and control of our proprietary source code and other trade secrets) from unauthorized use, infringement or misappropriation by third parties.
Our success depends on our ability to protect our IP (including by obtaining and enforcing our patents and trademarks and maintaining the confidentiality of our proprietary source code and other trade secrets), and the failure to adequately maintain, protect or enforce our IP could result in our competitors offering products or services similar or superior to ours, which would adversely affect our business, prospects, financial condition and operating results. We rely on a combination of patents, trade secrets
(including know-how), employee
and third-party invention assignment and nondisclosure agreements, copyright, trademark, and other IP licenses and contractual rights to establish, maintain and protect the IP in and to our systems and technology. The measures we take to maintain and protect our IP from infringement, misappropriation or violation by others or the unauthorized disclosure of our trade secrets may not be effective for various reasons, including the following:

•	any patent applications we submit or currently have pending may not result in the issuance of patents;

•	the scope of our issued patents, including our patent claims, may not be broad enough to protect our proprietary rights;

•	our issued patents may be challenged, invalidated or held unenforceable through administrative or legal proceedings in the U.S. or in foreign jurisdictions;

•	our employees or business partners may breach their confidentiality, non-disclosure and non-use obligations to us and we may not have adequate remedies for any such breach;

•
current and future competitors or third parties may reverse engineer, circumvent or design around our technology or IP or independently discover or develop technologies or software that are substantially equivalent or superior to ours;

•
we may not be successful in enforcing our IP portfolio against third parties who are infringing, violating or misappropriating such IP, for a number of reasons, including substantive and procedural legal impediments;

•
our trademarks may not be valid or enforceable, our efforts to protect our trademarks from unauthorized use may be deemed insufficient to satisfy legal requirements throughout the world to maintain our rights in our trademarks, and any goodwill that we have developed in those trademarks could be lost or impaired;

•
the costs associated with enforcing patents, confidentiality and invention assignment agreements or other IP and
IP-related
agreements may make enforcement commercially impracticable or divert our management’s attention and resources; and

•
our use of open source software could: (i) subject us to claims alleging that we are not compliant with such software licenses; (ii) require us to publicly release portions of our proprietary source code; and (iii) expose us to greater security risks than would the use of non-open
source third-party commercial software.

Additionally, IP laws vary throughout the world. Some foreign countries do not protect IP to the same extent as do the laws of the U.S. Further, policing the unauthorized use of or enforcing our IP in foreign jurisdictions may be difficult. Therefore, as we continue to expand our international footprint, our IP may not be as strong and expansive, or as easily enforced (or even exist), outside of the U.S. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating, or otherwise violating our IP.
If we are unable to adequately prevent disclosure of trade secrets or other proprietary information, the value of our technology may be diminished. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how
and trade secrets. Moreover, no assurance can be given that these agreements will be enforceable or will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how
and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offering and platform capabilities. These agreements may be breached, and we may not have adequate remedies for any such breach.

Our software platform contains third-party open source software components. Certain use of such open source components with our proprietary software could adversely affect our ability to charge fees for, or otherwise protect the value of, our offerings.
Our software platform contains software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of non-open
source third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our platform.
Some open source licenses contain requirements that we make available source code for modifications or derivative works of our proprietary software based upon the type of open source software we use, or grant other licenses to our IP. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This could allow our competitors to create similar product or service offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer
some or all of our software.
Although we monitor our use of open source software to avoid subjecting our platform to unintended conditions, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. We could similarly be subject to lawsuits by parties claiming ownership of what we believe to be open source software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our platform will be effective. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability which may result in an injunction against providing our offering, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, to re-engineer
our platform, to discontinue or delay the provision of our offerings if re-engineering
could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.
Our patent applications may not issue or, if issued, may not provide sufficient protection, which may adversely affect our ability to prevent others from commercially exploiting products similar to ours.
We rely on our patent portfolio to protect our competitive advantages. As of September 25, 2021, we had 275 issued patents in 11 countries and an additional 144 patents pending worldwide. Our issued patents are scheduled to expire between October 2021 and December 2040. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business (including our revolutionary distribution center structure, our depalletizing tool and other software and hardware components related to our system), in addition to other proprietary technologies (including source code) which are primarily maintained as trade secrets. We intend to pursue additional IP protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our point-to-point
warehouse solutions or other automated or robotic-assisted distribution systems.
Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or offerings.

There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or offerings. Furthermore, legal standards relating to the validity, enforceability and scope of protection of IP rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our offering and use information that we regard as proprietary to create products that compete with ours.
We also cannot be certain that we are the first inventor of the subject matter for which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has invented or filed a patent application with respect to the same subject matter as we have, we may not be entitled to the protection sought by our applicable patent applications. We also cannot be certain that all the claims included in a patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection provided by issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, even if all of our patent claims are allowed and cover their intended scope, our competitors may circumvent or design around our issued patents, which may adversely affect our business, prospects, financial condition and operating results. Finally, our issued patents may be challenged and invalidated.
Risks Related to Cybersecurity, Software Deficiencies, Service Interruptions and Data Privacy
We have experienced cybersecurity incidents in the past and may experience further cybersecurity incidents or security breaches of our systems or IT in the future, which may result in system disruptions, shutdowns or unauthorized access to or disclosure of confidential or personal information.
We rely heavily on IT and operational technology (“OT”) in our warehouse automation systems and other products, systems, solutions and services for customers, and in our enterprise infrastructure. Despite the implementation of security measures, our IT and OT systems may be subject to unauthorized access or harm by nation states, cyber-criminals, malicious insiders and other actors who may engage in fraud, theft of confidential or proprietary information, sabotage or other criminal activity. Our IT and OT systems could be compromised by malware (including ransomware), cyber-attacks and other events, or as a result of error or system failure. Hardware and software that we procure or rely upon from third parties may also contain defects or vulnerabilities in manufacture or design that could expose our systems to a risk of compromise. In addition, our software platform contains third-party open source components, which may expose us to greater security risks than the use of non-open
source third-party commercial software.
We have experienced cyber threats and incidents in the past, although none have been material or had a material adverse effect on our business or financial condition
.
In the past, an unauthorized actor gained access to our IT system, which resulted in certain information being accessed and exfiltrated, including human resources and employee data. Information that may have been subject to unauthorized access includes names, addresses and Social Security Numbers of employees. We may experience additional cybersecurity incidents and security breaches in the future. Additionally, due to the ongoing
COVID-19
pandemic, certain functional areas of our workforce remain in a remote work environment and such an environment may be outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing and other cybersecurity attacks, and unauthorized dissemination of sensitive, proprietary or confidential information.
Our business also uses IT resources on a dispersed basis for a wide variety of key functions including product and software development, engineering, manufacturing, sales, accounting, human resources and IT security. Our vendors, partners, employees and customers have access to, and share, information across multiple locations via various digital technologies. In addition, we rely on partners and vendors, including cloud providers, for a wide range of outsourced activities as part of our IT infrastructure and our commercial offerings. Secure connectivity is important to these ongoing operations. Also, our partners and vendors frequently have access to our confidential information as well as confidential information about our customers, employees and others. We design our security architecture to reduce the risk that a compromise of our partners’ data or infrastructure, for example a cloud platform, could lead to a compromise of our internal systems or customer networks, but this risk cannot be eliminated and vulnerabilities at third parties could result in unknown risk exposure to our business. Any significant security incident could have an adverse impact on sales, interrupt or delay our ability to operate or service our customers, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns.

Our ability to efficiently manage and expand our business depends significantly on the reliability, capacity and protection of our systems and IT. Real or perceived failures or security breaches of our systems and IT could disrupt our operations, lead to loss of proprietary information, damage our relationships with customers, result in regulatory investigations and penalties, lead to liability, negatively impact our reputation and otherwise adversely affect our business, financial condition and results of operations.
Our systems, hardware and software products, solutions and services are used by our customers in applications that may be subject to information theft, tampering, vulnerabilities or sabotage. Careless or malicious actors could cause a customer’s supply chain processes to be disrupted or could cause equipment to operate in an improper manner that could result in harm to people or property. While we continue to improve the security attributes of our warehouse automation systems, software, services and products, we can reduce risk but not eliminate it. To a significant extent, the security of our customers’ systems depends on how those systems are designed, installed, protected, configured, updated and monitored, and much of this is typically outside our control. In addition, the software supply chain introduces security vulnerabilities into many products across the industry.
The current cyber threat environment indicates increased risk for all companies, including those in supply chain automation. Any significant security incident could have an adverse impact on sales, interrupt or delay our ability to operate or service our customers, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns. Cybersecurity incidents may also compromise third parties upon which we rely for our operations, and we are limited in our ability to prevent or mitigate those compromises.
If such an event results in unauthorized access to or loss of any data subject to data privacy and security laws and regulations, then we could be subject to substantial fines by U.S. federal and state authorities, foreign data privacy authorities around the world and private claims by companies or individuals. A cyber-attack may cause additional costs, such as investigative and remediation costs, and the costs of providing individuals and/or data owners with notice of the breach, legal fees, and the costs of any additional fraud detection activities required by law, a court or a third-party. Further, if a high profile security breach occurs with respect to another provider of supply chain automation solutions, our customers and potential customers may lose trust in the security of our services or in the supply chain automation industry generally, which could adversely impact our ability to retain existing customers or attract new ones. Even in the absence of any security breach, customer concerns about security, privacy or data protection may deter them from using our software, services and products, which could negatively impact our reputation and otherwise adversely affect our business, financial condition and results of operations.
A breach of our systems or IT that results in unauthorized access to personal information could require us to notify affected employees, customers and other persons (including governmental organizations) and lead to lawsuits and investigations alleging breaches of applicable laws or regulations.
We may collect and process certain personal information of our customers or customers’ customers in connection with our business. Additionally, we collect and otherwise process other data relating to individuals, including business partners, prospects, employees, vendors and contractors. Although we take steps to protect the security of our customers’ personal information and other personal information within our control, we may face actual or perceived breaches of security, security incidents or other misuses of this information, and many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. We may be required to expend significant resources to comply with security breach and security incident notification requirements if a third party accesses or acquires such personal information without authorization, if we otherwise experience a security breach or incident or loss or damage of personal information, or if this is perceived to have occurred. Any actual or perceived breach of our network security or systems, or those of our vendors or service providers, could result in claims, litigation and proceedings against us by governmental entities, customers, individuals or others, have negative effects on our business and future prospects, including possible fines, penalties and damages, and could result in reduced demand for our energy storage products and harm to our reputation and brand, resulting in negative impacts to our business, financial condition and results of operations.

We depend and rely upon technologies from third parties (including cloud-based technologies) to operate our business, and interruptions of or performance or security problems with these technologies or the termination of relationships with the providers of these technologies may adversely affect our business, financial condition and results of operations.
We rely on partners and vendors, including cloud providers, for a wide range of outsourced activities as part of our internal IT infrastructure and our commercial offerings. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our automated warehouse system and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented, all of which could adversely affect our business and results of operations.
Real or perceived errors, failures, bugs or defects in our systems or IT could adversely lead to liability and litigation, disrupt our operations and could negatively impact our reputation and otherwise adversely affect our business, financial condition and results of operations.
Our automated warehouse systems are complex and, like all complicated systems that depend on software and hardware, may contain undetected defects or errors. We are continuing to evolve the features and functionality of our automated warehouse systems through updates and enhancements, and as we do so, we may introduce additional defects or errors that may not be detected until after deployment by our customers. Moreover, if we acquire companies or integrate into our platform technologies developed by third parties, we may encounter difficulty in incorporating the newly-obtained technologies into our platform and maintaining the quality standards that are consistent with our reputation. In addition, if our automated warehouse system is not implemented or used correctly or as intended, inadequate performance and disruptions in service may result. Because our customers use our automated warehouse system for important aspects of their business, any actual or perceived errors, defects, bugs, or other performance problems in our system could damage our customers’ businesses. Any defects or errors in our automated warehouse systems, generally, or the perception of such defects or errors, could result in a loss of existing or potential customers and delayed or lost revenue and could damage our reputation or lead to liability or litigation.
In addition, errors in our software or hardware that supports our automated warehouse systems, generally, could cause system failures, loss of data or other adverse effects for our customers who may assert warranty and other claims for substantial damages against us. Although our agreements with our customers often contain provisions that seek to limit our exposure to such claims, it is possible that these provisions may not be effective or enforceable under the laws of some jurisdictions. While we seek to insure against these types of claims, our insurance policies may not adequately limit our exposure to such claims. These claims, even if unsuccessful, could be costly and time consuming to defend and could harm our business, financial condition, results of operations, and cash flows.
Our business requires the collection, use, handling, processing, transfer and storage of employee and customer data, and such activities may be regulated by third-party agreements and our own privacy policies as well as certain federal, state and foreign laws and regulations.
Our handling of customer and employee data is subject to a variety of laws and regulations relating to privacy, data protection and cybersecurity, and we may become subject to additional obligations, including contractual obligations, relating to our maintenance and other processing of this data, and new or modified laws or regulations. Any actual or alleged failure by us to comply with our privacy policy or any federal, state or international privacy, data protection or security laws or regulations or other obligations could result in claims and litigation against us, regulatory investigations and other proceedings, legal liability, fines, damages and other costs. Any actual or alleged failure by any of our vendors or business partners to comply with contractual or legal obligations regarding the protection of information about our customers could carry similar consequences. Should we become subject to additional privacy or data protection laws, regulations, or other obligations relating to privacy, data protection or cybersecurity, we may need to undertake compliance efforts that could carry a large cost and could entail substantial time and other resources.

In addition, we publish privacy policies and other documentation regarding our collection, use, disclosure, and other processing of personal information. Although we endeavor to adhere to these policies and documentation, we and the third parties on which we rely may at times fail to do so or may be perceived to have failed to do so. Such failures or perceived failures could subject us to regulatory enforcement action as well as costly legal claims by affected individuals or our customers.
Numerous states and the federal government have enacted, or are considering enacting, increasingly complex and rigorous privacy, information security and data protection laws and regulations that could have a significant impact on our current and planned privacy, data protection and information security-related practices. In addition, monitoring and complying with these laws and regulations may be expensive and disruptive to our business, and our real or perceived failure to comply with them could adversely affect our business, financial condition and results of operations.
We, our customers, and third parties whom we work with are subject to numerous evolving and increasingly stringent foreign and domestic laws and requirements relating to privacy, data security, and data protection that are increasing the cost and complexity of operating our business. Compliance with state, federal and foreign privacy regulations, such as the California Consumer Privacy Act or the European Union’s General Data Protection Regulation, could increase our operating costs as part of our efforts to protect and safeguard our sensitive data and personal information. Failure to maintain information privacy could result in legal liability or reputational harm.
We strive to comply with applicable privacy, data security, and data protection laws and requirements, but we cannot fully determine the impact that current or future such laws and requirements may have on our business or operations. Such laws or requirements may be inconsistent from one jurisdiction to another, subject to differing interpretations, and courts or regulators may deem our efforts to comply as insufficient. If we or the third parties we rely on to operate our business and deliver our services fail to comply, or are perceived as failing to comply, with our legal or contractual obligations relating to privacy, data security, or data protection, or our policies and documentation relating to personal information, we could face: governmental enforcement action; litigation with our customers, individuals or others; fines and civil or criminal penalties for us or company officials; obligations to cease offering our services or to substantially modify them in ways that make them less effective in certain jurisdictions; negative publicity and harm to our brand and reputation; and reduced overall demand for our services. Such developments could adversely affect our business, financial condition, and results of operations.
Risks Related to SVF 3 and the Business Combination
In this section, “we,” “us” and “our” refer to SVF 3 prior to the Business Combination and to Symbotic Inc., or the Post-Combination Company, following the Business Combination.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.
”
As of December 31, 2021, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 9, 2023 then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the our ability to continue as a going concern. The consolidated financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.
SVF 3 shareholders will have a reduced ownership and voting interest after the Business Combination and will exercise less influence over management.
Upon the issuance of the merger consideration to Warehouse unitholders, current SVF 3 shareholders’ percentage ownership will be diluted. Assuming No Redemptions, Symbotic Inc. is expected to own approximately 14% of the New Symbotic Holdings Common Units and the current Warehouse unitholders are expected to own approximately 86% of the New Symbotic Holdings Common Units. Assuming Maximum Redemptions, Symbotic Inc. is expected to own approximately 9% of the New Symbotic Holdings Common Units and the current Warehouse unitholders are expected to own approximately 91% of the New Symbotic Holdings Common Units. Additionally, of the expected members of the Post-Combination Company’s Board after the completion of the Business Combination, none of the current directors of SVF 3 will remain a director and only one director will be an affiliate of SoftBank Investment Advisers and six will be current managers of Warehouse. The percentage of the Post-Combination Company’s common stock that will be owned by current SVF 3 shareholders as a group will vary based on the number of Public Shares for which the holders thereof request redemption in connection with the Business Combination.

The Sponsor and SVF 3’s directors, officers and their affiliates may elect to purchase Public Shares, which may influence a vote on the Business Combination and reduce the public “float” of SVF 3’s Class A ordinary shares.
The Sponsor and SVF 3’s directors and officers collectively control 22.3% of the outstanding ordinary shares of SVF 3. If we seek shareholder approval of the Business Combination and we do not conduct redemptions in connection with the Business Combination pursuant to the tender offer rules, the Sponsor and SVF 3’s directors, officers or their affiliates may purchase additional Public Shares in privately negotiated transactions or in the open market either prior to or following the completion of the Business Combination, although they are under no obligation to do so, provided that any such purchases would only be made in compliance with the Exchange Act and the applicable rules and regulations promulgated thereunder. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to redeem Public Shares held by the Sponsor or SVF 3’s directors, officers or their affiliates.
In the event that the Sponsor and SVF 3’s directors, officers or their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their Public Shares. To the extent that the redemption of Public Shares would constitute a tender offer under the Exchange Act, any purchases of Public Shares by the Sponsor and SVF 3’s directors, officers and their affiliates outside of the tender offer will be made in compliance with the rules, regulations and interpretations promulgated by the SEC with respect to such purchases and any Public Shares purchased by the Sponsor or SVF 3’s directors, officers or their affiliates during the tender offer period but outside of the tender offer will not be voted in favor of the Business Combination. Any such purchases of SVF 3’s Public Shares may result in the completion of the Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of SVF 3’s ordinary shares and the number of beneficial holders of SVF 3’s ordinary shares may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of SVF 3’s ordinary shares on a national securities exchange.

The market price of shares of the Post-Combination Company’s common stock after the Business Combination may be affected by factors different from those currently affecting the prices of shares of SVF 3’s Class A ordinary shares.
Upon completion of the Business Combination, holders of shares of SVF 3 will become holders of the Post-Combination Company’s Class A common stock. Prior to the Business Combination, SVF 3’s operations have been limited to the identification of a suitable target for a business combination. Upon completion of the Business Combination, the Post-Combination Company’s results of operations will depend upon the performance of Symbotic’s businesses, which are affected by factors that are different from those currently affecting the results of operations of SVF 3.
If the Business Combination’s benefits do not meet the expectations of financial analysts, the market price of Post-Combination Company’s Class A common stock may decline.
The market price of our shares may decline as a result of the Business Combination if we do not achieve the perceived benefits of the Business Combination as rapidly, or to the extent anticipated by, financial analysts or the effect of the Business Combination on our financial results is not consistent with the expectations of financial analysts. Accordingly, holders of SVF 3’s Class A ordinary shares following the consummation of the Business Combination may experience a loss as a result of a decline in the market price of the Post-Combination Company’s Class A common stock. In addition, a decline in the market price of the Post-Combination Company’s Class A common stock following the consummation of the Business Combination could adversely affect our ability to issue additional securities and to obtain additional financing in the future.
The consummation of the Business Combination is subject to a number of conditions and if those conditions are not satisfied or waived, the Merger Agreement may be terminated in accordance with its terms and the Business Combination may not be completed.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Business Combination. Those conditions include: approval of the Merger Agreement by SVF 3 shareholders and by Warehouse unitholders; approval of the proposals required to effect the Business Combination by SVF 3 shareholders (including the approval of the Domestication); the absence of orders prohibiting completion of the Business Combination; the effectiveness of the registration statement for the Business Combination; approval of the shares of Class A common stock to be issued to Warehouse unitholders and SVF 3 shareholders for listing on NASDAQ; the requirement that SVF 3 have $350,000,000 in Closing SVF Cash; the consummation of the sale of the Post-Combination Company’s Class A common stock under the Subscription Agreements of at least $50,000,000; SVF 3 having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-

1(g)(1) of the Exchange Act) after giving effect to the redemptions of Public Shares in connection with the Business Combination; the effectiveness of the Company Reorganization; the resignation of certain directors and officers of SVF 3, the consummation of the transactions contemplated by the Forward Purchase Agreement; the accuracy of the representations and warranties by both parties (subject to the materiality standards set forth in the Merger Agreement), and the performance by both parties of their covenants and agreements. These conditions to the Closing may not be fulfilled in a timely manner or at all, and, accordingly, the Business Combination may not be completed. In addition, SVF 3 and Warehouse can mutually decide to terminate the Merger Agreement at any time, before or after their respective shareholder or unitholder approvals, or SVF 3 or Warehouse may elect to terminate the Merger Agreement in certain other circumstances.
Termination of the Merger Agreement could negatively impact SVF 3.
If the Business Combination is not completed for any reason, including as a result of Warehouse unitholders declining to adopt the Merger Agreement or SVF 3 shareholders declining to approve the proposals required to effect the Business Combination, the ongoing business of SVF 3 may be adversely impacted and, without realizing any of the anticipated benefits of completing the Business Combination, SVF 3 would be subject to a number of risks, including the following:

•
SVF 3 may experience negative reactions from the financial markets, including negative impacts on its stock price (including to the extent that the current market price reflects a market assumption that the Business Combination will be completed);

•	SVF 3 will have incurred substantial expenses and will be required to pay certain costs relating to the Business Combination, whether or not the Business Combination is completed; and

•
since the Merger Agreement restricts the conduct of SVF 3’s business prior to completion of the Business Combination, SVF 3 may not have been able to take certain actions during the pendency of the Business Combination that would have benefitted it as an independent company, and the opportunity to take such actions may no longer be available.

If the Merger Agreement is terminated and the SVF 3 Board seeks another merger or business combination, SVF 3 shareholders cannot be certain that SVF 3 will be able to find another acquisition target that would constitute a business combination that such other merger or business combination will be completed.
Symbotic will be subject to business uncertainties and contractual restrictions while the Business Combination is pending.
Uncertainty about the effect of the Business Combination on employees and customers may have an adverse effect on Symbotic and consequently on SVF 3. These uncertainties may impair Symbotic’s ability to attract, retain and motivate key personnel until the Business Combination is completed and could cause customers and others that deal with Symbotic to seek to change existing business relationships with Symbotic. Retention of certain employees may be challenging during the pendency of the Business Combination as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business following the Business Combination could be negatively impacted. In addition, the Merger Agreement restricts Symbotic from making certain expenditures and taking other specified actions without the consent of SVF 3 until the Business Combination occurs. These restrictions may prevent Symbotic from pursuing attractive business opportunities that may arise prior to the completion of the Business Combination.
SVF 3 directors and officers may have interests in the Business Combination different from the interests of SVF 3 shareholders.
Officers of SVF 3 negotiated the terms of the Merger Agreement with their counterparts at Symbotic, and the SVF 3 Board determined that entering into the Merger Agreement was in the best interests of SVF 3, declared the Merger Agreement advisable and recommended that SVF 3 shareholders approve the proposals required to effect the Business Combination. In considering these facts and the other information contained in thannual report, you should be aware that SVF 3’s directors and officers may have financial interests in the Business Combination that may be different from, or in addition to, the interests of SVF 3 shareholders. These interests include, among other things, the interests listed below:

•
If the Business Combination with Symbotic or another business combination is not consummated within the Completion Window, SVF 3 will cease all operations except for the purpose of winding up, redeeming 100% of the outstanding Public Shares for cash and, subject to the approval of its remaining shareholders and the SVF 3 Board, dissolving and liquidating. In such event, the 8,000,000 Founder Shares held by SVF 3’s Initial Shareholders which were acquired for an aggregate purchase price of $25,000 prior to the SVF 3 IPO, would be worthless because SVF 3’s Initial Shareholders are not entitled to participate in any redemption or distribution with respect to such shares.

•
Simultaneously with the closing of the Initial Public Offering, SVF 3 consummated a private sale of 1,040,000 Class A ordinary shares (the “Private Placement”) at a price of $10.00 per Private Placement Share to our Sponsor, generating gross proceeds of approximately $10,400,000. If we do not consummate a business combination transaction within the Completion Window, then the proceeds from the sale of the Private Placement Shares will be part of the liquidating distribution to the Public Shareholders and the Private Placement Shares held by the Sponsor will be worthless.

•
If SVF 3 is unable to complete a business combination within the Completion Window, its officers will be personally liable under certain circumstances described herein to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by SVF 3 for services rendered or contracted for or products sold to SVF 3. If SVF 3 consummates a business combination, on the other hand, SVF 3 will be liable for all such claims.

•
SVF 3’s directors and officers and their affiliates are entitled to reimbursement of out-of-pocket
expenses incurred by them in connection with certain activities on SVF 3’s behalf, such as identifying and investigating possible business targets and business combinations. However, if SVF 3 fails to consummate a business combination within the Completion Window, they will not have any claim against the Trust Account for reimbursement. Accordingly, SVF 3 may not be able to reimburse these expenses if the Business Combination or another business combination is not consummated within the Completion Window.

•	The continued indemnification of current directors and officers and the continuation of directors’ and officers’ liability insurance.

•
Our Sponsor, officers and directors collectively (including entities controlled by officers and directors) have made an aggregate investment of $11,550,000, or $1.26 per SVF 3 ordinary share (including the 8,000,000 Founder Shares, the 1,040,000 Private Placement Shares and the purchase of 112,500 Public Shares in connection with the SVF 3 IPO). As a result of the significantly lower investment per share of our Sponsor, directors and officers as compared with the investment per share of our Public Shareholders, a transaction which results in an increase in the value of the investment of our Sponsor, directors and officers may result in a decrease in the value of the investment of our Public Shareholders. These interests could, in theory, incentivize our Sponsor, directors and officers to complete a business combination with a less favorable target company or on terms less favorable to stockholders rather than liquidate.

•
There will be no liquidating distributions from our Trust Account with respect to the Founder Shares or the Private Placement Shares if we fail to complete a business combination within the Completion Window. Our Sponsor purchased the Founder Shares prior to the SVF 3 IPO for an aggregate purchase price of $25,000, and transferred 50,000 Founder Shares to each of Michael Carpenter, Michael Tobin and Cristiana Falcone for aggregate consideration of $300.

•
Following the Closing, the Sponsor would be entitled to the repayment of any Working Capital Loans and advances that have been made to SVF 3 and remain outstanding. On August 10, 2021, the Sponsor agreed to loan SVF 3 $2.0 million as a Working Capital Loan. On November 9, 2021, the Sponsor and SVF 3 agreed to amend this loan to increase the commitment by $1.0 million. If SVF 3 does not complete an initial business combination within the Completion Window, SVF 3 may use a portion of its working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Up to $2,000,000 of such loans may be convertible into Class A ordinary shares of the post-business combination entity at a price of $10.00 per share at the option of the lender.

•
SVF 3’s Initial Shareholders and our directors and officers have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founders Shares and will not have rights to liquidating distributions with respect to their Private Placement Shares if SVF 3 fails to complete a business combination within the Completion Window.

•
As of October 31, 2021, Walmart, Symbotic’s largest customer, holds a majority of the outstanding equity interests of Flipkart Internet Pvt Ltd, a company in which SoftBank Vision Fund II, an affiliate of SBIA, holds a minority interest.

•
In order to protect the amounts held in our Trust Account, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have entered into a transaction agreement, reduce the amount of funds in our Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in SVF 3’s Trust Account or to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act.

The SVF 3 board of directors and the audit committee thereof was aware of and considered these interests, among other matters, in reaching the determination to approve the terms of the Business Combination and in recommending to SVF 3’s shareholders that they vote to approve the Business Combination.
The SVF 3’s Initial Shareholders may receive a positive return on the 8,000,000 Founder shares and 1,040,000 Private Placement Shares even if our Public Shareholders experience a negative return on their investment after consummation of the Business Combination.
If SVF 3 is able to complete a business combination within the Completion Window, SVF 3’s Initial Shareholders may receive a positive return on the 8,000,000 Founder Shares, which were acquired by our Sponsor for an aggregate purchase price of $25,000 prior to the SVF 3 IPO, and the 1,040,000 Private Placement Shares, which were acquired for an aggregate purchase price of $10,400,000 with the completion of the SVF 3 IPO, even if our Public Shareholders experience a negative return on their investment in our Class A ordinary shares after consummation of the Business Combination.
Neither the SVF 3 Board nor any committee thereof obtained a fairness opinion or a third-party valuation in determining whether or not to pursue the Business Combination.
Neither the SVF 3 Board nor any committee thereof obtained an opinion from an independent investment banking or accounting firm that the price that SVF 3 is paying for Symbotic is fair to SVF 3 from a financial point of view. Nor did the SVF 3 Board or any committee thereof obtain a third-party valuation in connection with the Business Combination. In analyzing the Business Combination, the SVF 3 Board and management conducted due diligence on Symbotic. The SVF 3 Board reviewed, among other things, financial due diligence materials prepared by professional advisors, financial and market data and information on selected comparable companies, financial performance of Symbotic, valuation of Symbotic in its prior financings and the financial terms set forth in the Merger Agreement, and concluded that the Business Combination was in the best interest of SVF 3 shareholders. Accordingly, investors will be relying solely on the judgment of the SVF 3 Board and management in valuing Symbotic, and the SVF 3 Board and management may not have properly valued Symbotic’s business. The lack of a fairness opinion or third-party valuation may also lead an increased number of shareholders to vote against the Business Combination or demand redemption of their Class A ordinary shares, which could potentially adversely impact SVF 3’s ability to consummate the Business Combination.

In evaluating a prospective target business for our initial business combination, our management has relied on the availability of all of the funds from the sale of the Forward Purchase Shares to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the Forward Purchase Shares fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination.
We have entered into the Forward Purchase Agreement pursuant to which the forward purchase investors has agreed to purchase an aggregate of $150,000,000 of committed Forward Purchase Shares for a purchase price of $10.00 per share. The Forward Purchase Agreement also provides that the forward purchase investor may elect to purchase up to an additional $50,000,000 of Forward Purchase Shares, which will also have a purchase price of $10.00 per share. Any elections to purchase up to 5,000,000 additional Forward Purchase Shares will take place in one or more private placements in such amounts and at such time as the forward purchase investor determines, but no later than simultaneously with the closing of our initial business combination. SVF 3 and the forward purchase investor may determine, by mutual agreement, to increase the number of additional Forward Purchase Shares at any time prior to our initial business combination. The funds from the sale of Forward Purchase Shares may be used as part of the consideration to the sellers in the Business Combination, expenses in connection with the Business Combination or for working capital in the Post-Combination Company. The obligations under the Forward Purchase Agreement will not depend on whether any Public Shareholders elect to redeem their shares and provide us with a minimum funding level for the Business Combination.
If the sale of some or all of the Forward Purchase Shares does not close for any reason, including by reason of the failure by the forward purchase investor to fund the purchase price for their Forward Purchase Shares, we may lack sufficient funds to consummate the Business Combination and may fail to satisfy the Minimum Cash Condition. The forward purchase investor’s obligations to purchase the Forward Purchase Shares will be subject to termination prior to the closing of the sale of the Forward Purchase Shares by mutual written consent of SVF 3 and the Forward purchase investors. The forward purchase investor’s obligations to purchase its Forward Purchase Shares will be subject to fulfillment of customary closing conditions. In the event of any such failure to fund by the Forward purchase investors, any obligation is so terminated or any such closing condition is not satisfied and not waived by the forward purchase investor, we may lack sufficient funds to consummate the Business Combination. The consummation of the transactions contemplated by the Forward Purchase Agreement is a closing condition under the Merger Agreement that may only be waived by Warehouse. If we are not able to satisfy this condition, we may be unable to consummate the Business Combination.
In evaluating a prospective target business for our initial business combination, our management has relied on the availability of all of the funds from the PIPE Investment in connection with the initial business combination. If the some or all of the PIPE Investment fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination.
In connection with the entry into the Merger Agreement, we entered into the Subscription Agreements pursuant to which the Subscribers agreed to purchase an aggregate of 20,500,000 shares of Class A common stock of the Post-Combination Company for a purchase price of $10.00 per share, or $205,000,000 in the aggregate. The funds from the PIPE Investment may be used as part of the expenses in connection with the Business Combination or for working capital in the Post-Combination Company. The obligations under the Subscription Agreements do not depend on whether any Public Shareholders elect to redeem their shares and provide us with a minimum funding level for the Business Combination. However, if some or all of the PIPE Investment does not close for any reason, including by reason of the failure by some or all of the Subscribers, as applicable, to fund the purchase price for their respective shares of the Post-Combination Company’s Class A common stock, for example, we may lack sufficient funds to consummate the Business Combination. The Subscriber’s obligations to purchase the Post-Combination Company’s Class A common stock are subject to fulfillment of customary closing conditions. The Subscriber’s obligations to purchase subscription shares pursuant to the subscription agreements are subject to termination prior to the closing of the sale of such stock automatically upon termination of the Merger Agreement. In the event of any such failure to fund by a Subscriber, any obligation is so terminated or any such condition is not satisfied and not waived by such Subscriber, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall may also reduce the amount of funds that we have available for working capital of the Post-Combination Company and may result in the failure to satisfy the Minimum Cash Condition, which may consequently result in a failure to consummate the Business Combination.

The Business Combination will result in changes to the board of directors that may affect our strategy.
If the parties complete the Business Combination and the Director Election Proposal is approved, the composition of the Post-Combination Company’s board of directors will change from the current board of directors of SVF 3. The board of directors of the Post-Combination Company will consist of the directors elected pursuant to the Director Election Proposal. This new composition of the Post-Combination Company board of directors may affect our business strategy and operating decisions upon the completion of the Business Combination.
SVF 3 has identified a material weakness in its internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner and may face litigation and other risks, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Following the filing of the quarterly report for the period ended September 30, 2021, SVF 3, having performed further assessment, concluded that, effective with its financial statements for quarterly period ended September 30, 2021, it should restate its prior filed financial information for the period ended March 31, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity and to recognize the accretion from the initial book value to the redemption value, and it should restate its prior filed financial information for the period ended June 30, 2021, to correct the recognition of the accretion from the initial book value to redemption value. In accordance with guidance on redeemable equity instruments in ASC
480-10-S99,
redemption provisions not solely within the control of SVF 3 require ordinary shares subject to redemption to be classified outside of permanent equity. Previously, SVF 3 had revised its financial information to classify all Class A ordinary shares subject to possible redemption in temporary equity. In addition, effective with its financial statements for quarterly period ended September 30, 2021, the Company determined it should restate its earnings per share calculation to allocate income and loss shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable
ordinary shares for the Affected Periods (as defined below).
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period ended December 31, 2021, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of SVF 3’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, SVF 3’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of SVF 3’s interim financial information for the quarter ended December 31, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Management understands that the accounting standards applicable to our consolidated financial statements are complex and has since the inception of SVF 3 benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of material weakness in our internal controls over financial reporting, the restatement described above and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this annual report, SVF 3 has no knowledge of any such litigation or dispute arising due to restatement or material weakness of its internal controls over financial reporting. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
SVF 3 shareholders may be held liable for claims by third parties against SVF 3 to the extent of distributions received by them upon redemption of their shares.
If SVF 3 is forced to enter into an insolvent liquidation, any distributions received by SVF 3 shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, SVF 3 was unable to pay SVF 3’s debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by SVF 3 shareholders. Furthermore, SVF 3 directors may be viewed as having breached their fiduciary duties to SVF 3 or SVF 3’s creditors and/or to have acted in bad faith, and thereby exposing themselves and SVF 3 to claims, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors.
SVF 3 and Symbotic will incur transaction costs in connection with the Business Combination.
Each of SVF 3 and Symbotic has incurred and expects that it will incur significant, non-recurring
costs in connection with the consummation of the Business Combination. SVF 3 and Symbotic may also incur additional costs to retain key employees. SVF 3 and Symbotic will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the Business Combination. SVF 3 and Symbotic estimate that they will incur $69 million in aggregate transaction costs, inclusive of $11.2 million in deferred underwriting fees. Some of these costs are payable regardless of whether the Business Combination is completed.
SVF 3’s Initial Shareholders and our directors and officers have agreed to vote in favor of each of the proposals presented at the Extraordinary General Meeting, regardless of how Public Shareholders vote.
As of the date hereof, the Founder Shares and Private Placement Shares owned by the Initial Shareholders and the Public Shares owned by our directors and officers collectively represent 22.3% of the voting power of the outstanding SVF 3 ordinary shares. Pursuant to the Sponsor Support Agreement, SVF 3’s Initial Shareholders and our directors and officers have agreed to vote their Founder Shares and any Public Shares and Private Placement Shares held by them in favor of each of the proposals presented at the Extraordinary General Meeting, regardless of how Public Shareholders vote. Accordingly, the agreement by SVF 3’s Initial Shareholders and our directors and officers to vote in favor of each of the proposals presented at the Extraordinary General Meeting will increase the likelihood that SVF 3 will receive the requisite shareholder approval for the Business Combination and the transactions contemplated thereby.
If an insufficient number of votes have been obtained to authorize the consummation of the Business Combination and the Domestication, and the Adjournment Proposal is not approved, the SVF 3 board of directors will not have the ability to adjourn the Extraordinary General Meeting to a later date in order to solicit further votes, and, therefore, the Business Combination will not be approved, and, therefore, the Business Combination may not be consummated.

The SVF 3 Board may seek approval to adjourn the Extraordinary General Meeting to a later date or dates if, at the Extraordinary General Meeting, there may be insufficient votes to approve each of the Condition Precedent Proposals. If the Adjournment Proposal is not approved, the SVF 3 Board will not have the ability to adjourn the Extraordinary General Meeting to a later date and, therefore, will not have more time to solicit votes to approve the Condition Precedent Proposals. In such event, the Business Combination would not be completed. The Adjournment Proposal is not conditioned on the approval of any other proposal and may be brought before the Extraordinary General Meeting as the first proposal to be voted on.
Because SVF 3 is incorporated under the laws of the Cayman Islands, in the event the Domestication is not completed, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.
Because SVF 3 is incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests and your ability to protect your rights through the U.S. Federal courts may be limited prior to the Domestication. SVF 3 is currently an exempted company under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon SVF 3’s directors or officers, or enforce judgments obtained in the United States courts against SVF 3’s directors or officers.
Until the Domestication is effected, SVF 3’s corporate affairs are governed by the Articles, the Companies Act and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of its directors to SVF 3 under the laws of the Cayman Islands are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of SVF 3’s shareholders and the fiduciary responsibilities of its directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.
The courts of the Cayman Islands are unlikely (i) to recognize or enforce against SVF 3 judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against SVF 3 predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.
Public Shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the SVF 3 Board or controlling shareholders than they would as public stockholders of a United States company.
The Domestication may result in adverse tax consequences for holders of SVF 3 ordinary shares, including Public Shareholders exercising redemption rights.
U.S. holders may be subject to U.S. federal income tax as a result of the Domestication. It is intended that the Domestication qualify as a reorganization within the meaning of Section 368(a)(1)(F) of the Code for U.S. federal income tax purposes (an “F Reorganization”). Based upon customary assumptions, as well as certain representations made by, and covenants and undertakings of, SVF 3, it is the opinion of Paul, Weiss, United States tax counsel to SVF 3, that the Domestication should qualify as an F Reorganization. However, the completion of the Domestication is not conditioned upon the receipt of an opinion of counsel regarding the U.S. federal income tax consequences of the Domestication, and none of the parties to the Business Combination intends to request a ruling from the IRS regarding the U.S. federal income tax consequences of the Domestication. If any of the facts, assumptions, representations, covenants or undertakings by SVF 3 is incorrect, incomplete or inaccurate or is violated, the accuracy of the opinion may be affected and the U.S. federal income tax consequences of the Domestication could differ from those described herein. Furthermore, due to the absence of direct guidance on the application of Section 368(a)(1)(F) to a statutory conversion of a corporation holding only investment-type assets such as SVF 3, the qualification of the Domestication as an F Reorganization is not entirely clear.

Assuming the Domestication qualifies as an F Reorganization, U.S. holders of SVF 3 ordinary shares will be subject to Section 367(b) of the Code, and as a result:

•
a U.S. holder of SVF 3 ordinary shares whose SVF 3 ordinary shares have a fair market value of less than $50,000 on the date of the Domestication should not recognize any gain or loss and generally should not be required to include any part of SVF 3’s earnings in income pursuant to the Domestication;

•
a U.S. holder of SVF 3 ordinary shares whose SVF 3 ordinary shares have a fair market value of $50,000 or more on the date of the Domestication, but who on the date of the Domestication owns (actually and constructively) less than 10% of the total combined voting power of all classes of SVF 3 ordinary shares entitled to vote and less than 10% of the total value of all classes of SVF 3 ordinary shares, will generally recognize gain (but not loss) with respect to the Domestication, as if such U.S. holder exchanged its SVF 3 ordinary shares for Symbotic Inc. common stock in a taxable transaction. As an alternative to recognizing gain, such U.S. holders may file an election to include in income as a dividend the “all earnings and profits amount” (as defined in Treasury Regulation
Section 1.367(b)-2(d))
attributable to their SVF 3 ordinary shares, provided certain other requirements are satisfied. SVF 3 does not expect that SVF 3’s cumulative earnings and profits will be material at the time of Domestication; and

•
a U.S. holder of SVF 3 ordinary shares who on the date of the Domestication owns (actually and constructively) 10% or more of the total combined voting power of all classes of SVF 3 ordinary shares entitled to vote or 10% or more of the total value of all classes of SVF 3 ordinary shares will generally be required to include in income as a dividend the “all earnings and profits amount” (as defined in Treasury Regulation
Section 1.367(b)-2(d))
attributable to its SVF 3 ordinary shares. Any such U.S. holder that is a corporation may, under certain circumstances, effectively be exempt from taxation on a portion or all of the deemed dividend pursuant to Section 245A of the Code. SVF 3 does not expect that SVF 3’s cumulative earnings and profits will be material at the time of the Domestication.

Furthermore, assuming the Domestication qualifies as an F reorganization, a U.S. holder of SVF 3 ordinary shares may, in certain circumstances, still recognize gain (but not loss) upon the exchange of its SVF 3 ordinary shares for Symbotic Inc.’s common stock under the passive foreign investment company (“PFIC”) rules of the Code. Proposed Treasury Regulations with a retroactive effective date have been promulgated under Section 1291(f) of the Code which generally require that a U.S. person who disposes of stock of a PFIC must recognize gain equal to the excess, if any, of the fair market value of Symbotic Inc.’s common stock received in the Domestication and the U.S. holder’s adjusted tax basis in the corresponding SVF 3 ordinary shares surrendered in exchange therefor, notwithstanding any other provision of the Code. Because SVF 3 is a blank check company with no current active business, we believe that it is likely that SVF 3 is classified as a PFIC for U.S. federal income tax purposes. As a result, these proposed Treasury Regulations, if finalized in their current form, would generally require a U.S. holder of SVF 3 ordinary shares to recognize gain on the exchange of such shares for Symbotic Inc.’s common stock, unless such U.S. holder has made certain tax elections with respect to such U.S. holder’s SVF 3 ordinary shares. Any such gain would be taxed as ordinary income and an interest charge would apply based on complex rules designed to offset the tax deferral to such U.S. holder on the undistributed earnings, if any, of SVF 3. It is not possible to determine at this time whether, in what form, and with what effective date, final Treasury Regulations under Section 1291(f) of the Code will be adopted.
Additionally, the Domestication may cause
non-U.S.
holders to become subject to U.S. federal withholding taxes on any dividends paid in respect of such
non-U.S.
holder’s Symbotic Inc. common stock after the Domestication.
Furthermore, because the Domestication will occur immediately prior to the redemption of holders that exercise redemption rights, holders exercising redemption rights will be subject to the potential tax consequences of the Domestication.

The tax consequences of the Domestication are complex and will depend on a holder’s particular circumstances. All holders are strongly urged to consult their tax advisors for a full description and understanding of the tax consequences of the Domestication, including the applicability and effect of U.S. federal, state, local and foreign income and other tax laws.
We may have been a PFIC, which could result in adverse United States federal income tax consequences to U.S. investors.
Because SVF 3 is a blank check company with no current active operating business, we believe that it is likely that SVF 3 is classified as a PFIC for U.S. federal income tax purposes. If we have been a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of SVF 3 ordinary shares that is a U.S. holder, such U.S. holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements, including as a result of the Domestication. Our PFIC status for any taxable year will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, upon written request, SVF 3 will endeavor to provide to a U.S. holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information. The PFIC rules are complex and will depend on a holder’s particular circumstances. All holders are strongly urged to consult their tax advisors regarding the application and effect of the PFIC rules, including as a result of the Domestication, including the applicability and effect of U.S. federal, state, local and foreign income and other tax laws.
Our only principal asset following the proposed Business Combination will be our interest in New Symbotic Holdings, and accordingly, we will depend on distributions from New Symbotic Holdings to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses.
Upon consummation of the Business Combination, we will be a holding company and will have no material assets other than our ownership interest in New Symbotic Holdings. We have no independent means of generating revenue or cash flow. To the extent the funds of New Symbotic Holdings are legally available for distribution, and subject to any restrictions contained in any credit agreement to which New Symbotic Holdings or its subsidiaries are bound, New Symbotic Holdings is required under the New Symbotic Holdings LLC Agreement to (i) make generally pro rata distributions to its equityholders, including us, in an amount generally intended to allow its equityholders to satisfy their respective income tax liabilities with respect to their allocable share of the income of New Symbotic Holdings, based on certain assumptions and conventions, and (ii) reimburse us for our corporate and other overhead expenses. In the future, we may be limited, however, in our ability to cause New Symbotic Holdings and its subsidiaries to make these and other distributions to us due to restrictions contained in any credit agreement to which New Symbotic Holdings or any of its subsidiaries are bound. To the extent that we need funds and New Symbotic Holdings or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements or are otherwise unable to provide such funds, our liquidity and financial condition could be adversely affected.
Moreover, because we will have no independent means of generating revenue, our ability to make tax payments and payments under the Tax Receivable Agreement is dependent on the ability of New Symbotic Holdings to make distributions to us in an amount sufficient to cover our tax obligations and obligations under the Tax Receivable Agreement. This ability, in turn, may depend on the ability of New Symbotic Holdings’ subsidiaries to make distributions to it. The ability of New Symbotic Holdings, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdictions) that may limit the amount of funds available for distribution and (ii) restrictions contained in any credit agreement to which New Symbotic Holdings, its subsidiaries and other entities in which it directly or indirectly holds an equity interest are bound. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will accrue interest until paid.

Pursuant to the Tax Receivable Agreement, we will be required to make payments to equityholders of New Symbotic Holdings for certain tax benefits we may claim, and those payments may be substantial.
Our purchase of New Symbotic Holdings Common Units in connection with the Unit Purchase Agreement and future exchanges of New Symbotic Holdings Common Units for shares of our Class A common stock or cash pursuant to the New Symbotic Holdings LLC Agreement (collectively, “Exchanges”) are expected to produce additional favorable tax attributes for us. When we acquire New Symbotic Holdings Common Units from existing unitholders, both the existing basis and the anticipated basis adjustments are likely to increase (for tax purposes) depreciation and amortization deductions allocable to us from New Symbotic Holdings and therefore reduce the amount of income tax that we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent the increased tax basis is allocated to those assets.
In connection with the Business Combination, we will enter into the Tax Receivable Agreement, which generally provides for the payment by us to the TRA Holders of their proportionate share of 85% of the tax savings, if any, in U.S. federal and state income tax that we realize (or are deemed to realize in certain circumstances) in periods after the Closing as a result of (i) the existing tax basis in certain assets of New Symbotic Holdings that is allocable to the relevant New Symbotic Holdings Common Units, (ii) any step-up
in tax basis in New Symbotic Holdings’ assets resulting from the relevant Exchanges and certain distributions (if any) by New Symbotic Holdings and payments under the Tax Receivable Agreement, and (iii) tax benefits related to imputed interest deemed to be paid by us as a result of payments under the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. These payments are our obligation and not that of New Symbotic Holdings.
The actual payment amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and Tax Receivable Agreement payments by us will be calculated using the market value of our Class A common stock at the time of an Exchange and the prevailing tax rates applicable to us over the life of the Tax Receivable Agreement and will be dependent on us generating sufficient future taxable income to realize the benefit.

The actual increase in our allocable share of New Symbotic Holdings’ tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of Exchanges, the market price of our Class A common stock at the time of the Exchanges, the extent to which such Exchanges are taxable. the amount and timing of the recognition of our income, the tax rate then applicable, and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. Payments under the Tax Receivable Agreement are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the circumstances. Any such benefits are covered by the Tax Receivable Agreement and will increase the amounts due thereunder. In addition, the Tax Receivable Agreement will provide for interest, at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 100 basis points, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the Tax Receivable Agreement.
While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could materially and adversely affect our financial condition. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, as further described below. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.
In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits we realize or be accelerated.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the Internal Revenue Service (the “IRS”) or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. In the event that any tax benefits initially claimed by us are disallowed, the TRA Holders will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by us, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments against which to net. As a result, in certain circumstances we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, which could materially impair our financial condition.
Moreover, the Tax Receivable Agreement provides that, in the event that (i) we exercise our early termination rights under the Tax Receivable Agreement, (ii) we experience certain changes of control (as described in the Tax Receivable Agreement) or (iii) we breach any of our material obligations under the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement may accelerate and we could be required to make a lump-sum cash
payment to each TRA Holder equal to the present value of all future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment
would be based on certain assumptions, including those relating to our future taxable income.
The lump-sum payment
could be substantial and could exceed the actual tax benefits that we realize subsequent to such payment because such payment would be calculated assuming, among other things, that we would have certain tax benefits available to us and that we would be able to use the potential tax benefits in future years.
There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual tax savings that we realize. Furthermore, our obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

If New Symbotic Holdings were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and New Symbotic Holdings might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the Tax Receivable Agreement even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.
A number of aspects of our structure depend on the classification of New Symbotic Holdings as a partnership for U.S. federal income tax purposes, and we intend to operate such that New Symbotic Holdings does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, Exchanges or other transfers of New Symbotic Holdings Common Units could cause New Symbotic Holdings to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that Exchanges or other transfers of New Symbotic Holdings Common Units qualify for one or more such safe harbors. For example, we intend to limit the number of New Symbotic Holdings unitholders, and the New Symbotic Holdings LLC Agreement, which will be entered into in connection with the consummation of the Business Combination, will provide for limitations on the ability of New Symbotic Holdings equityholders to transfer their New Symbotic Holdings Common Units and will provide us with the right to cause the imposition of limitations and restrictions (in addition to those already in place) on the ability of New Symbotic Holdings equityholders to Exchange their New Symbotic Holdings Common Units to the extent we believe it is necessary to ensure that New Symbotic Holdings will continue to be treated as a partnership for U.S. federal income tax purposes.
If New Symbotic Holdings were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and New Symbotic Holdings, including as a result of our inability to file a consolidated U.S. federal income tax return with New Symbotic Holdings. In addition, we may not be able to realize tax benefits covered under the Tax Receivable Agreement, and we would not be able to recover any payments previously made by us under the Tax Receivable Agreement, even if the corresponding tax benefits (including any claimed increase in the tax basis of New Symbotic Holdings’ assets) were subsequently determined to have been unavailable.
Legal proceedings in connection with the Business Combination, the outcomes of which are uncertain, could delay or prevent the completion of the Business Combination.
Lawsuits may be filed against SVF 3 or its directors and officers in connection with the Business Combination. Defending such lawsuits could require SVF 3 to incur significant costs and draw the attention of SVF 3’s management team away from the Business Combination. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the transactions are consummated may adversely affect the Post-Combination Company’s business, financial condition, results of operations and cash flows. Such legal proceedings could delay or prevent the Business Combination from becoming effective within the agreed upon timeframe.
If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption
amount received by Public Shareholders may be less than $10.00 per Public Share.
The placement of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, such parties may not execute such agreements, and in certain instances we have not been able to obtain such a waiver in agreements that we have executed. Further, under certain circumstances, parties that have executed such a waiver will not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not consummated an initial business combination within the Completion Window, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption
amount received by Public Shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the SVF 3 IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of SVF 3. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.
In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject where relevant to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per Public Share.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate the Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
If, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the Trust Account to our Public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors.
If, before distributing the proceeds in Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount
that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
The exercise of SVF 3’s directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the Business Combination may result in a conflict of interest when determining whether changes to the terms of the Business Combination or waivers of conditions are appropriate and in SVF 3’s shareholders’ best interest.
In the period leading up to the Closing, events may occur that, pursuant to the Merger Agreement, may require SVF 3 to agree to amend the Merger Agreement, to consent to certain actions taken by Symbotic or to waive rights that SVF 3 is entitled to under the Merger Agreement. Such events could arise because of changes in the course of Symbotic’s business, a request by Symbotic to undertake actions that would otherwise be prohibited by the terms of the Merger Agreement or the occurrence of other events that would have a material adverse effect on Symbotic’s business and would entitle SVF 3 to terminate the Merger Agreement. In any of such circumstances, it would be at SVF 3’s discretion, acting through the Board, to grant its consent or waive those rights. The existence of financial and personal interests of one or more of the directors described in the preceding risk factors may result in a conflict of interest on the part of such director(s) between what he, she or they may believe is best for SVF 3 and its shareholders and what he, she or they may believe is best for himself, herself or themselves in determining whether or not to take the requested action. As of the date of this annual report, SVF 3 does not believe there will be any changes or waivers that SVF 3’s directors and officers would be likely to make after shareholder approval of the Business Combination Proposal has been obtained.

During the pendency of the Business Combination, SVF 3 will not be able to solicit, initiate or take any action to facilitate or encourage any inquiries or the making, submission or announcement of, or enter into a business combination with another party because of restrictions in the Merger Agreement.
During the pendency of the Business Combination, SVF 3 will not be able to enter into a business combination with another party because of restrictions in the Merger Agreement. Certain covenants in the Merger Agreement impede the ability of SVF 3 to make acquisitions or complete certain other transactions pending completion of the Business Combination. As a result, SVF 3 may be at a disadvantage to its competitors during that period. In addition, if the Business Combination is not completed, these provisions will make it more difficult to complete an alternative business combination following the termination of the Merger Agreement due to the passage of time during which these provisions have remained in effect.
The provisions of our Articles that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Articles to facilitate the completion of an initial business combination that some of our shareholders may not support.
Some other blank check companies have a provision in their articles of association which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our Articles provide that certain of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the 3 IPO and SVF the Private Placement Shares into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by special resolution, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our Articles governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our Sponsor, directors and officers, who collectively beneficially own 22.3% of our ordinary shares, will participate in any vote to amend our Articles and/or trust agreement governing our Trust Account and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Articles which govern our pre-business combination
behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Articles.
Our sponsor, directors and officers have agreed, pursuant to agreements with us, that they will not propose any amendment to our Articles (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our Public Shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the trust account and not previously released to us to fund Regulatory Withdrawals (as defined in our amended and restated memorandum and articles of association), subject to an annual limit of $250,000, for a maximum of 24 months and/or to pay our income taxes, if any, divided by the number of the then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, directors or officers for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.
Risks Related to Ownership of Our Common Stock Following the Business Combination
In this section, “we,” “us” and “our” refer to SVF 3 prior to the Business Combination and to Symbotic Inc., or the Post-Combination Company, from and following the Business Combination.

Our common stock price may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
The trading price of our common stock following the Business Combination is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “
Risks Related to Symbotic
—
Risks Related to Our Business, Operations and Industry
” and the following:

•	the impact of the COVID-19 pandemic on our financial condition and the results of operations;

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•	conditions that impact demand for our products;

•	future announcements concerning our business, our clients’ businesses or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”);

•	the size of our public float;

•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in laws or regulations which adversely affect our industry or us;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in senior management or key personnel;

•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

•	changes in our dividend policy;

•	adverse resolution of new or pending litigation against us; and

•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war, including the conflict in Ukraine and the surrounding region, and responses to such events.

These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

We do not intend to pay dividends on our common stock for the foreseeable future.
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, if any, industry trends and other factors that our board of directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing future indebtedness. In addition, we may incur future indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our common stock.
If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.
The trading market for our common stock will depend in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades our common stock, or if our reporting results do not meet their expectations, the market price of our common stock could decline.
Our issuance of additional shares of common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.
In connection with the proposed Business Combination, we intend to file a registration statement with the SEC on
Form S-8
providing for the registration of shares of our common stock issued or reserved for issuance under the Incentive Compensation Plan and the ESPP. Subject to the satisfaction of vesting conditions and the expiration of applicable lockup agreements, shares registered under the registration statement on
Form S-8
will be available for resale immediately in the public market without restriction. From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.
In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their percentage ownership.

Future sales, or the perception of future sales, of our common stock by us or our stockholders in the public market following the Closing could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
Upon consummation of the Business Combination, we will have a total of 545,503,565 shares of common stock outstanding, consisting of (i) 45,947,608 shares of
Class V-1
and 421,431,957 shares of
Class V-3
common stock issued to holders of units of Warehouse, (ii) 20,500,000 shares issued pursuant to the Subscription Agreements, (iii) 32,000,000 shares held by SVF 3’s Public Shareholders (including 112,500 Class A ordinary shares originally issued in the SVF 3 IPO and purchased by certain officers and directors of SVF 3), (iv) 5,624,000 shares held by SVF 3’s Initial Shareholders (including 200,000 shares issuable upon conversion of Working Capital Loans and not including 3,616,000 shares subject to vesting requirements pursuant to the Sponsor Letter) and (v) 20,000,000 shares held by the forward purchase investor. The numbers of shares set forth in the foregoing sentence are based on a number of assumptions, including that Warehouse does not issue any additional equity securities prior to the Business Combination, no Earnout Interests are issued, the forward purchase investor will purchase a total of 20,000,000 Forward Purchase Shares pursuant to the Forward Purchase Agreement. If the actual facts differ from our assumptions, the numbers of shares and percentage interests set forth above will be different. In addition, the numbers of shares and percentage interests set forth above do not take into account units issuable upon the exercise of securities exercisable for Warehouse Units or units of Symbotic Holdings.
All shares issued as merger consideration in the Business Combination and included on the registration statement for the Business Combination will be freely tradable under the Securities Act and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, referred to herein as “Rule 144”), including our directors, executive officers and other affiliates subject to the Symbotic Transfer Restrictions described below. Additionally, we have agreed to register the Post-Combination Company’s Class A common stock issued pursuant to the Subscription Agreements and the Forward Purchase Agreement following the Closing.
In connection with the Closing, pursuant to the A&R Registration Rights Agreement, Symbotic Director Equityholders (as defined in the A&R Registration Rights Agreement) will agree that they will not, during the period of one year after the Closing Date, directly or indirectly, sell, offer to sell, contract to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, enter into any swap or other arrangement to transfer, any New Symbotic Holdings Common Units and any shares of the Post-Combination Company’s common stock received by the Symbotic Equityholders after the closing the Business Combination pursuant to a direct exchange or redemption of New Symbotic Holdings Common Units, or publicly announce any intention to effect any such transaction (in each case, subject to certain exceptions set forth in the A&R Registration Rights Agreement) (the “Symbotic Transfer Restrictions”).
Additionally, Symbotic Officer Equityholders (as defined in the A&R Registration Rights Agreement) are subject to the Symbotic Transfer Restrictions for 180 days after the Closing Date.
Upon the expiration or waiver of the
lock-ups
described above, shares held by certain of our stockholders will be eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144, if then available. In addition, pursuant to the A&R Registration Rights Agreement, certain stockholders will have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our Class A common stock to decline.
As restrictions on resale end or if these stockholders exercise their registration rights, the market price of shares of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.
In addition, the shares of our common stock reserved for future issuance under the Incentive Compensation Plan and the ESPP will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up
agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable.

Upon completion of the Business Combination, the rights of holders of the Post-Combination Company’s common stock arising under the DGCL will differ from and may be less favorable to the rights of holders of SVF 3’s ordinary shares arising under Cayman Islands law.
Upon completion of the Business Combination (which involves the Domestication), the rights of holders of the Post-Combination Company’s common stock will arise under the DGCL. The DGCL contains provisions that differ in some respects from those in the Cayman Islands Companies Act (2021 Revision), and, therefore, some rights of holders of the Post-Combination Company’s common stock could differ from the rights that holders of SVF 3 ordinary shares currently possess. For instance, while class action lawsuits are generally not available to shareholders under Cayman Islands law, such actions are generally available under Delaware law. This change could increase the likelihood that the Post-Combination Company becomes involved in costly litigation, which could materially and adversely affect the Post-Combination Company.
Upon completion of the Business Combination, the rights of holders of the Post-Combination Company’s common stock arising under the DGCL will differ from and may be less favorable to the rights of holders of Warehouse’s Units arising under New Hampshire law.
Upon completion of the Business Combination (which involves the Company Reorganization), the rights of holders of the Post-Combination Company’s common stock will arise under the DGCL. The DGCL contains provisions that differ in some respects from those in the New Hampshire Business Corporations Act, and, therefore, some rights of holders of the Post-Combination Company’s common stock could differ from the rights that holders of Warehouse Units currently possess.
Anti-takeover provisions in our Proposed Organizational Documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
The Proposed Charter, the Proposed Bylaws and Delaware law contain or will contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, the Proposed Charter and/or Proposed Bylaws will include the following provisions:

•
a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

•	a forum selection clause, which means certain litigation against us can only be brought in Delaware;

•	the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and

•	advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. The Post-Combination Company will not be governed by Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with an “interested stockholder” (which includes a person or group owning 15% or more of the corporation’s voting stock) for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Accordingly, the Post-Combination Company will not be subject to any anti-takeover effects of Section 203. Nevertheless, the Proposed Charter contains provisions that will have a similar effect to Section 203, which will take effect from and after the first such time after the effective time of the Merger that the members of New Symbotic Holdings (other than the Post-Combination Company) as of the date on which the Proposed Charter became effective and their Permitted Transferees (as defined in the New Symbotic Holdings LLC Agreement) no longer own a majority of the issued and outstanding shares of our common stock (the “Restriction Effective Time”), except that such restrictions on business combinations shall not apply to any interested stockholder that became such prior to the Restriction Effective Time.

Any provision of the Proposed Charter, the Proposed Bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
The Proposed Charter will provide that the courts located in the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
The Proposed Charter and Proposed Bylaws, each of which will become effective prior to the completion of the Business Combination, will provide that, unless we consent in writing to the selection of an alternative forum, (a) a state court located within the State of Delaware (or, in the event that no court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or to our stockholders or (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the Proposed Charter or the Proposed Bylaws; and (b) subject to the foregoing, the federal district court for the District of Delaware (or if such court does not have jurisdiction over such action, any other federal district court) of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder, as amended. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability, obligation or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Proposed Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, the Proposed Charter and Proposed Bylaws will provide that the federal district courts of the United States of America shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
There can be no assurance that the Post-Combination Company’s securities will be approved for listing on NASDAQ or that the Post-Combination Company will be able to comply with the continued listing standards of NASDAQ.
In connection with the Closing, we intend to list the Class A common stock of the Post-Combination Company on NASDAQ under the symbol “SYM.” The Post-Combination Company’s continued eligibility for listing may depend on the number of SVF 3’s Class A ordinary shares that are redeemed. If, after the Business Combination, NASDAQ delists the Post-Combination Company’s securities from trading on its exchange for failure to meet the listing standards, the Post-Combination Company and its stockholders could face significant negative consequences including:

•	limited availability of market quotations for the Post-Combination Company’s securities;

•
a determination that the Post-Combination Company’s Class A common stock is a “penny stock” which will require brokers trading in the Post-Combination Company’s Class A common stock to adhere to more stringent rules,

•	possible reduction in the level of trading activity in the secondary trading market for shares of the Post-Combination Company’s Class A common stock;

•	a limited amount of analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
Subsequent to the consummation of the Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.
Although SVF 3 has conducted due diligence on Symbotic, SVF 3 cannot assure you that its diligence revealed all material issues that may be present in Symbotic’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of SVF 3’s or the Post-Combination Company’s control will not later arise. As a result, the Post-Combination Company may be forced to later write-down or write-off
assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with SVF 3’s preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact the Post-Combination Company reports charges of this nature could contribute to negative market perceptions about the Post-Combination Company or its securities. Accordingly, any SVF 3 shareholder who chooses to remain a stockholder of the Post-Combination Company following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by SVF 3’s officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation relating to the Business Combination contained an actionable material misstatement or material omission.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.
We are subject to laws, regulations and rules enacted by national, regional and local governments and NASDAQ. In particular, we are required to comply with certain SEC, NASDAQ and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could materially and adversely affect our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could materially and adversely affect our business and results of operations.
The Post-Combination Company has broad discretion in the use of the net proceeds from the Business Combination, the PIPE Investment and the Forward Purchase Shares and may not use them effectively.
The Post-Combination Company cannot specify with certainty the particular uses of the net proceeds it will receive from the Business Combination, the PIPE Investment and the Forward Purchase Shares. The Post-Combination Company’s management will have broad discretion in the application of the net proceeds. The Post-Combination Company’s management may spend a portion or all of the net proceeds in ways that its stockholders may not desire or that may not yield a favorable return. The failure by the Post-Combination Company’s management to apply these funds effectively could harm its business, financial condition, results of operations and prospects. Pending their use, the Post-Combination Company may invest the net proceeds from the Business Combination, the PIPE Investment and the Forward Purchase Shares in a manner that does not produce income or that loses value.

Because the Post-Combination Company will become a public reporting company by means other than a traditional underwritten initial public offering, the shareholders of the Post-Combination Company may face additional risks and uncertainties.
Because the Post-Combination Company will become a public reporting company by means of consummating the Business Combination rather than by means of a traditional underwritten initial public offering, there is no independent third-party underwriter selling the shares of the Post-Combination Company’s Class A common stock, and, accordingly, the stockholders of the Post-Combination Company will not have the benefit of an independent review and investigation of the type normally performed by an unaffiliated, independent underwriter in a public securities offering. Due diligence reviews typically include an independent investigation of the background of the company, any advisors and their respective affiliates, review of the offering documents and independent analysis of the plan of business and any underlying financial assumptions. Because there is no independent third-party underwriter selling the shares of the Post-Combination Company’s Class A common stock, SVF 3’s shareholders must rely on the information included in this annual report. Although SVF 3’s management and advisors conducted a due diligence review and investigation of Symbotic in connection with the Business Combination, the lack of an independent due diligence review and investigation increases the risk of investment in the Post-Combination Company because it may not have uncovered facts that would be important to a potential investor.
Moreover, the Public Shareholders will not benefit from possible recourse against an underwriter for material misstatements or omissions in the proxy statement/prospectus or additional roles of the underwriters in a traditional underwritten initial public offering, such as the book-building process, which helps inform efficient price discovery, and underwriter support to help stabilize the public price of the new issue immediately after listing. The lack of such recourse process and support in connection with the Post-Combination Company’s Class A common stock could result in greater potential for errors, diminished investor demand, inefficiencies in pricing and a more volatile public price for the shares during the period immediately following the listing.
In addition, because the Post-Combination Company will not become a public reporting company by means of a traditional underwritten initial public offering, security or industry analysts may not provide, or be less likely to provide, coverage of the Post-Combination Company. Investment banks may also be less likely to agree to underwrite secondary offerings on behalf of the Post-Combination Company than they might if the Post-Combination Company became a public reporting company by means of a traditional underwritten initial public offering, because they may be less familiar with the Post-Combination Company as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for the Post-Combination Company’s Class A common stock could have an adverse effect on the Post-Combination Company’s ability to develop a liquid market for the Post-Combination Company’s Class A common stock.
Other Risks
In this section, “we,” “us” and “our” refer to Symbotic prior to the Business Combination and to Symbotic Inc., or the Post-Combination Company, from and following the Business Combination.
As a private company, we have not been required to document and test our internal controls over financial reporting, management has not been required to certify the effectiveness of our internal controls, and our auditors have not been required to opine on the effectiveness of our internal controls over financial reporting. Failure to maintain adequate financial, IT and management processes and controls could result in material weaknesses and errors in our financial reporting, which could adversely affect our business, financial condition and results of operations. Moreover, there are inherent limitations in all control systems, and misstatements due to error or fraud that could seriously harm our business may occur and not be detected.
As a private company, we have not been subject to the SEC’s internal control reporting requirements. Following the Business Combination, we will become subject to the SEC’s internal control over financial reporting requirements and will become subject to the auditor attestation requirements once we are no longer an “emerging growth company.” We will remain an emerging growth company until the earliest of: (i) the end of the fiscal year in which we had total annual gross revenue of $1.07 billion; (ii) the last day of our fiscal year following March 11, 2026 (the fifth anniversary of the date on which SVF 3 consummated the SVF 3 IPO); (iii) the date on which we issue more than $1.0 billion in non-convertible
debt during the preceding three-year period; or (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates
exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design, inadequate enforcement and/or changes in our business, including increased complexity resulting from expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees will need to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.
In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal control over financial reporting, including IT controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.
These rules and regulations result in our incurring legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.
Moreover, our management does not expect that our internal and disclosure controls will prevent all possible error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, an evaluation of controls can only provide reasonable assurance that all material control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by the individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. A failure of our controls and procedures to detect error or fraud could seriously harm our business and results of operations.
We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.
If we complete the Business Combination and become a public company, we will incur significant legal, compliance, accounting and other expenses that we did not incur as a private company. As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and NASDAQ. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees, or as executive officers.

Our management has limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of the post-combination company. Our personnel have limited knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States.
The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
The dual class structure of our common stock has the effect of concentrating voting control with the Symbotic Founder and certain other holders of our
Class V-3
common stock; this will limit or preclude your ability to influence corporate matters.
After the Business Combination, our
Class V-3
common stock will have three votes per share and our Class A common stock and
Class V-1
common stock will have one vote per share.
Class V-3
common stock convert into
Class V-1
common stock in certain situations, including automatically seven years following the Business Combination. Our Chief Executive Officer, Founder and Board Chair, Richard B. Cohen, together with certain family members and certain affiliated entities and trusts of Mr. Cohen and his family members, will hold
Class V-3
common stock and 91% of the voting power of our outstanding common stock after the Business Combination assuming No Redemptions and will be able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.
Transfers by holders of
Class V-3
common stock will generally result in those shares converting to
Class V-1
common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of
Class V-3
common stock to
Class V-1
common stock will have the effect, over time, of increasing the relative voting power of those holders of
Class V-3
common stock who retain their shares in the long term. If, for example, Mr. Cohen retains a significant portion of his holdings of
Class V-3
common stock for an extended period of time, he could, in the future, continue to control a majority of the combined voting power of our outstanding capital stock.
We have not elected to take advantage of the “controlled company” exemption to the corporate governance rules for publicly traded companies but may do so in the future.
Because our Chief Executive Officer, Founder and Board Chair, Richard B. Cohen, who, collectively with his family members and his and their related entities, will hold 91% of the voting power of our outstanding common stock after the Business Combination assuming No Redemptions, we are eligible to elect the “controlled company” exemption to the corporate governance rules for publicly traded companies. We have not elected to do so. If we decide to become a “controlled company” under the corporate governance rules for publicly traded companies, we would not be required to have a majority of our board of directors be independent, nor would we be required to have a compensation committee or an independent nominating function. If we choose controlled company status in the future, our status as a controlled company could cause our Class A common stock to be less attractive to certain investors or otherwise harm our trading price.
We share certain key executives with C&S Wholesale Grocers, an important customer, which means those executives will not devote their full time and attention to our affairs, and the overlap may give rise to conflicts.
Our Chief Executive Officer, Founder and Board Chair, Richard B. Cohen, also serves as the Executive Chairman of C&S Wholesale Grocers and he and trusts for the benefit of his family are the only beneficial stockholders of that company. In addition, our Chief Strategy Officer, William Boyd, also serves as Executive Vice President and Chief Legal Officer of C&S Wholesale Grocers. As a result, not all of our executive officers devote their full time and attention to our affairs and are compensated separately by C&S Wholesale Grocers and its subsidiaries. The overlapping executives may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we, on the one hand, and C&S Wholesale Grocers, on the other hand, look at certain corporate opportunities that may be suitable for either company. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between us and C&S Wholesale Grocers. These overlapping executives’ ownership interests in us and C&S Wholesale Grocers could create actual, apparent or potential conflicts of interest if they are faced with decisions that have different implications for us and C&S Wholesale Grocers. See “
Certain Relationships and Related Party Transactions
” for a discussion of certain procedures we instituted to help ameliorate such potential conflicts with C&S Wholesale Grocers that may arise.
Our overlapping executive officers and directors with C&S Wholesale Grocers may result in the diversion of corporate opportunities to C&S Wholesale Grocers and other conflicts, and provisions in our certificate of incorporation may provide us no remedy in those circumstances.
We acknowledge that our executive officers and directors may also be serving as directors, officers, employees, consultants or agents of C&S Wholesale Grocers and its subsidiaries and that we may engage in material business transactions with such entities. At the Closing, our Board of Directors intends to adopt resolutions putting in place policies and arrangements whereby we will renounce our rights to certain business opportunities and no director or officer who is also serving as a director, officer, employee, consultant or agent of C&S Wholesale Grocers will be liable to us or our stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity to C&S Wholesale Grocers or any of its subsidiaries instead of us, or does not refer or communicate information regarding such corporate opportunities to us.
Our business, financial condition, results of operations or cash flows could be significantly hindered by the occurrence of a natural disaster, terrorist attack or other catastrophic event. We also face risks related to health pandemics or epidemics, including the ongoing
COVID-19
pandemic, which could adversely affect our business, financial condition and results of operations.
Our business operations and our warehouse automation systems may be susceptible to outages due to fire, floods, unusual weather conditions, power loss, telecommunications failures, health pandemics or epidemics, terrorist attacks, acts of war (such as the conflict in Ukraine and the surrounding region) and other events beyond our control. Natural disasters including tornados, hurricanes, floods and earthquakes may damage the facilities of our customers, which could lead to reduced revenue for our customers and thus reduced sales. In addition, a substantial portion of our operations following the Business Combination will rely on support from our headquarters in Wilmington, Massachusetts. To the extent that fire, floods, unusual weather conditions, power loss, telecommunications failures, health pandemics or epidemics, terrorist attacks, acts of war (such as the conflict in Ukraine and the surrounding region) and other events beyond our control materially impact our ability to operate those offices, it may have a material impact on our business operations as a whole. Additionally, financial markets may be adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally. To the extent that such events disrupt our business or the business of our current or prospective customers, or adversely impact our reputation, such events could adversely affect our business, financial condition, results of operations and cash flows.
While our business and results of operations have not been adversely affected by the COVID-19 pandemic
and related governmental responses, a resurgence in the
COVID-19
outbreak or related governmental restrictions could adversely affect our future business operations and condition and operating results. New governmental responses implemented to contain the outbreak of COVID-19 or
its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, could affect our ability to meet with potential customers, install warehouse automation systems for our customers or the ability of our personnel, suppliers and partners to operate in the ordinary course. The
COVID-19
pandemic may also materially adversely affect our future business operations and condition and operating results. The extent to which the
COVID-19
pandemic continues to impact us will depend on future developments, which are highly uncertain and cannot be predicted.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations and could face criminal liability and other serious consequences for violations, which could adversely affect our business, financial condition and results of operations.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and the USA PATRIOT Act, and are or will be subject to other anti-bribery and anti-money laundering laws in countries in which we conduct or will conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
Any future litigation against us could be costly and time-consuming to defend.
We are, and may become, subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes or employment claims made by our current or former employees. Litigation might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position and results of operations.
Changes to applicable U.S. tax laws and regulations or exposure to additional income tax liabilities could harm our future profitability or otherwise adversely affect our business, financial condition and results of operations.
Following the Business Combination, the Post-Combination Company will be a U.S. corporation and thus subject to U.S. corporate income tax on our worldwide operations. Moreover, the majority of our operations and customers are located in the United States, and, as a result, we are subject to various U.S. federal, state and local taxes. New U.S. laws and policy relating to taxes may have an adverse effect on our business and future profitability.
For example, President Joe Biden has set forth several tax proposals that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as us) from 21% to 28%. Congress may consider, and could include, this proposal in connection with tax reform to be undertaken by the Biden administration. It is unclear whether this or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of this proposal and other similar changes in U.S. federal income tax laws could adversely affect our business, cash flows and future profitability.
Further, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances, in the United States or in other jurisdictions, could be enacted at any time, which could adversely affect our business, prospects, financial condition, future profitability and operating results. In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us and may have an adverse effect on our business, cash flows and future profitability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We maintain our principal executive offices at 1 Circle Star Way, San Carlos, CA 94070. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS
To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information
Our Class A ordinary shares traded on the NASDAQ under the symbol “SVFC.”

(b)	Holders
On December 31, 2021, there were two holders of record of SVF 3’s Class A ordinary shares and four holders of record of SVF 3’s Class B ordinary shares. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

(c)	Dividends
SVF 3 has not paid any cash dividends on its ordinary shares to date and does not intend to pay cash dividends prior to the completion of the Business Combination. The payment of cash dividends in the future will be dependent upon the Post-Combination Company’s revenue and earnings, if any, capital requirements and general financial condition subsequent to completion of the Business Combination. The payment of any cash dividends subsequent to the Business Combination will be within the discretion of the Post-Combination Company’s board of directors at such time. The Post-Combination Company’s ability to declare dividends may also be limited by restrictive covenants pursuant to any debt financing agreements.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans
None.

(e)	Performance Graph
Not applicable.

(f)	Recent Sales of Unregistered Securities
On December 14, 2020, our Sponsor paid $25,000, or approximately $0.009 per share, to cover certain of our expenses in consideration of 2,875,000 Class B ordinary shares, par value $0.0001 per share. On January 29, 2021, we issued additional 12,125,000 Class B ordinary shares to our Sponsor by way of dividend. On February 3 and February 26, 2021, our Sponsor surrendered 5,000,000 and 2,000,000 Class B ordinary shares, respectively, resulting in our sponsor holding a total of 8,000,000 Class B ordinary shares. On February 24, 2021, our Sponsor transferred 50,000 Class B ordinary shares to each of Michael Carpenter and Michael Tobin. In connection with Cristiana Falcone’s appointment to the Board, our Sponsor transferred 50,000 Class B ordinary shares to Cristiana Falcone. Prior to the initial investment in the company of $25,000 by the Sponsor, SVF 3 had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to SVF 3 by the number of Founder Shares issued.
Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our sponsor is to act as the company’s sponsor in connection with our initial public offering.
No underwriting discounts or commissions were paid with respect to such sales.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
References to the “Company,” “SVF Investment Corp. 3,” “SVF Investment Corp.,” “our,” “us” or “we” refer to SVF Investment Corp. 3. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the sections entitled “Risk Factors”, “Business” and the audited consolidated financial statement and notes thereto contained elsewhere in this Form

10-K.

Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Form
10-K
including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form
10-K,
words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.
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
Our sponsor is SVF Sponsor III (DE) LLC, a Delaware limited liability company (“Sponsor”). The registration statement for our Initial Public Offering was declared effective on March 8, 2021. On March 11, 2021, we consummated our Initial Public Offering of 32,000,000 Class A ordinary shares (the “Public Shares”), including the 4,000,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $320.0 million, and incurring offering costs of approximately $18.1 million, of which approximately $11.2 million was for deferred underwriting commissions. On April 22, 2021, the underwriters made a payment to us in an amount of $640,000 to reimburse certain of our expenses in connection with the initial public offering.
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
Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time we sign a definitive agreement in connection with the initial Business Combination.

However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.
If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 11, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund Regulatory Withdrawals (as defined in our amended and restated memorandum and articles of association), subject to an annual limit of $250,000, for a maximum of 24 months and/or to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

•
may significantly dilute the equity interest of investors in the Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A ordinary shares.
Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying consolidated financial statements, we had approximately $813,000 held outside the trust account that is available to us to fund our working capital requirements and $320,016,430 held inside the trust account. We cannot assure you that our plan to complete our initial business combination will be successful.
Liquidity and Going Concern
As of December 31, 2021, we had approximately $813,000 in our operating bank account, and working capital deficit of approximately $2.5 million.
Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through the payment by our Sponsor of $25,000 for certain offering costs on our behalf in exchange for the issuance of the Founder Shares, and borrowings under our promissory note with our Sponsor of $300,000 as well as additional advances of approximately $114,000. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs will be satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans. On August 10, 2021 our Sponsor agreed to loan us $2.0 million as the Working Capital Loan. On November 9, 2021 we agreed with our Sponsor to amend this loan to increase the commitment by $1.0 million.
In connection with the Company’s assessment of going concern considerations if the Company is unable to complete a Business Combination with 24 months from closing of the Initial Public Offering, or March 11, 2023, in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these consolidated financial statements. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 11, 2023. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
For year ended December 31, 2021, we had net loss of approximately $6.5 million, which consisted of approximately $6.4 million in general and administrative expenses, including $100,000 of general and administrative expenses to related party, partly offset by approximately $16,000 in income from investments held in the Trust Account.
For the period from December 11, 2020 (inception) through December 31, 2020, we had net loss of approximately $19,000, which consisted of general and administrative expenses.

Contractual Obligations
Administrative Services Agreement
Commencing on the date that our securities were first listed on NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor. We incurred $100,000 of such expenses during the year ended December 31, 2021. As of December 31, 2021, $100,000 is due to the Sponsor and is included in due to related party on the accompanying balance sheets. There was no balance due to related party at December 31, 2020.
In addition, our Sponsor, officers and directors, or our respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. As of December 31, 2021, approximately $500,000 is due to the Sponsor’s affiliates and is included in due to related party on the accompanying balance sheets. There was no balance under this agreement at December 31, 2020.
Registration and Shareholder Rights Agreement
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
The underwriters were entitled to an underwriting discount of $0.20 per Class A ordinary share, or $6.4 million in the aggregate paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $11.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Forward Purchase Agreement
The Company entered into a forward purchase agreement (a “Forward Purchase Agreement”) with the forward purchase investor (the “Forward Purchase Investor”), which provides for the purchase of $150 million of forward purchase shares (the “Forward Purchase Shares”), for $10.00 per share, in a private placement to close substantially concurrently with the closing of the initial Business Combination. The Forward Purchase Agreement also provided that the Forward Purchase Investor may elect to purchase up to an additional $50 million of Forward Purchase Shares, for a purchase price of $10.00 per share. Any elections to purchase up to 5,000,000 additional Forward Purchase Shares will take place in one or more private placements in such amounts and at such time as the Forward Purchase Investor determines, but no later than simultaneously with the closing of the initial Business Combination. The Forward Purchase Investor has elected to purchase 5,000,000 additional Forward Purchase Shares for aggregate proceeds of $50,000,000 immediately prior to the Closing. The Company and the Forward Purchase Investor may determine, by mutual agreement, to increase the number of additional Forward Purchase Shares at any time prior to the initial Business Combination. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The Forward Purchase Shares will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Shares may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

Critical Accounting Policies
Investments Held in Trust Account
Our portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying audited statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering, 32,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our accompanying balance sheets.
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
and Derivatives and Hedging-Contracts in Entity’s Own Equity
(Subtopic 815-40):Accounting
for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU 2020-06”),
which simplified accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removed certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplified the diluted earnings per share calculation in certain areas. The Company early adopted
ASU 2020-06 on
January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Standards
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying audited consolidated financial statements.
Off-Balance
Sheet Arrangements
As of December 31, 2021 we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET-RISK
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, management believes that the financial statements included in the Form
10-K
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our consolidated financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Management’s Annual Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due exception established by rules of the SEC for emerging growth companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 covered by this Annual Report on Form
10-K
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTION
Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
As of the date of this Report, our officers and directors are as follows:

Name	Age	Position
Ioannis Pipilis	45	Chairman of the Board and Chief Executive Officer
Navneet Govil	50	Director and Chief Financial Officer
Michael Carpenter	74	Director
Michael Tobin	58	Director
Cristiana Falcone	48	Director
Ioannis Pipilis
 is the Chairman of the Board and Chief Executive Officer of SVF 3. Mr. Pipilis serves as Managing Partner at SoftBank Investment Advisers (SBIA) in London and is responsible for SBIA’s investing activities in EMEA. Prior to joining SBIA, he was Global Head of Fixed Income & Currencies at Deutsche Bank AG. He was responsible for trading, lending and structuring activities across public and private credit, rates, currencies and emerging markets. He had been at Deutsche Bank since 2000 and held various previous roles in London and New York including co-Head
of Global Credit Trading, Head of the Institutional Client Group and Global Head of Credit Structuring. He also served on the board of the Association for Financial Markets in Europe. He holds an MSc in Finance and an MSc in Civil Engineering from Imperial College London and a Bachelor of Engineering in Civil and Environmental Engineering from University College London.
We believe Mr. Pipilis is well qualified to serve as a member of our board of directors due to his significant investment experience and vast network of relationships.
Navneet Govil
 is a director and Chief Financial Officer of SVF 3. Mr
.
 Govil currently serves as a Managing Partner and Chief Financial Officer of SoftBank Investment Advisers. Prior to joining SoftBank, Mr. Govil served in senior corporate officer roles for publicly traded multinational corporations. At CA Technologies, Mr. Govil was Senior Vice President of Finance and Strategic Pricing, where he led treasury, corporate business development, pricing and business unit finance functions. Previously, he was Vice President of Corporate Development and Project Finance as well as Treasurer at SunPower Corporation. Mr. Govil also served in several capacities during his eight-year tenure at Sun Microsystems, most recently as Controller for its Microelectronics Group. He also held finance positions at Hewlett-Packard, Pfizer and Fortistar Capital. Mr. Govil currently serves as a member of the Audit Committee for the board of directors of Arm Limited, and as board director of ElevateBio, LLC, SB Investment Advisers (US) Inc., SVF Investment Corp. (SVFA), SVF Investment Corp. 2 (SVFB), and SVF Investment Corp. 3 (SVFC). Navneet earned MBA and MEng degrees from Cornell University.
We believe Mr. Govil is well qualified to serve as a member of our board of directors due to his depth of investment experience and vast network of relationships.
Michael Carpenter
is a director of SVF 3. Mr. Carpenter brings broad and deep experience in Financial Services, Capital Markets and Corporate Strategy. As an executive, he served as Chief Executive Officer of Ally Financial, Inc., formerly GMAC. From November 2009 to February 2015. From 2002 to 2006, he was Chairman and Chief Executive Officer of Citigroup Alternative Investments. From 1998 to 2002, Mr. Carpenter was Chairman and Chief Executive Officer of Citigroup’s Global Corporate & Investment Bank with responsibility for Salomon Smith Barney Inc. and Citibank’s corporate banking activities globally. Michael Carpenter serves on the boards of First Citizens Bancshares, Inc., Battea Class Action Services LLC, Protego Trust Bank N.A., AutoWeb, Inc., Rewards Network, Validity Capital and as Chairman of Law Finance Group. Mr. Carpenter received a Bachelor of Science degree from the University of Nottingham, England, and an MBA from Harvard Business School, where he was a Baker Scholar. He also holds an honorary degree of Doctor of Laws from the University of Nottingham.

Michael Tobin
 is a director of SVF 3. Mr. Tobin is a highly successful serial technology entrepreneur & pioneer with over 30 years’ experience in the telecoms & technology sector. As Chief Executive, Michael Tobin OBE led TelecityGroup plc, a leading FTSE250 Technology company from 2002 to 2014. He grew the business organically & acquired businesses transforming the company from £6m market cap in 2002 to being a top performer in the FTSE250 worth over £2.5Bn. Prior to joining TelecityGroup, Tobin headed-up
Fujitsu’s
e-Commerce
operations in Frankfurt, Germany. Before that, he ran ICL’s Danish outsourcing subsidiary out of Copenhagen Denmark. He also held several senior positions based in Paris for over 11 years including Business Development Director at International Computer Group coordinating global distribution of IT infrastructure. As a
Non-Exec,
he holds numerous Technology Directorships including Instrumental Ltd in London & is the Chair of AIM listed Audioboom and BigBlu Broadband plc, and also Pulsant and Ultraleap in the UK. In addition, he is advisor to the board at Leaseweb in the Netherlands. Previous notable Non-Exec roles held include PACNET in Hong Kong, ITConic in Spain, Datapipe in New York, Teraco in South Africa, and Basefarm in Norway.
Cristiana Falcone
is a director of SVF 3. Ms. Falcone has over 17 years of international experience in strategy, change management and business development for global corporations (SONY, Shell, Revlon), international governmental organizations (ILO, IFAD, FAO, UNDCCP, IADB) and the media (Radio Televisione Italiana, Gruppo Espresso, Univision, Viacom), working with and advising the most senior leadership. Through her role at the World Economic Forum, where she led the Media, Entertainment and Information community, and as non-executive
director of three major companies, including TIM S.p.A. and Revlon. Ms. Falcone has established a reputation as a global leader in digital disruption and adapting to stay relevant in a rapidly changing world. She is committed to helping to find financially viable paths to sustainability, including through her work as a non-executive
director at the Global Fashion Agenda. Since 2006, Ms. Falcone has been Chief Executive Officer and trustee of the JMCMRJ Sorrell Foundation and has overseen the donation of in excess of £10m to a range of causes supporting education, health, and interfaith dialogue. Ms. Falcone is a trustee at Tufts University, the Paley Center for Media, and Internews. She is an investor in tech female founders.
Number and Terms of Office of Officers and Directors
Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NASDAQ. The term of office of the first class of directors, consisting of Cristiana Falcone, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Michael Tobin and Michael Carpenter, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Ioannis Pipilis and Navneet Govil, will expire at our third annual general meeting.
Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Founder Shares. In addition, prior to the completion of an initial business combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason.
Pursuant to the registration and shareholder rights agreement in connection with the SVF 3 IPO, our Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for appointment to the Post-Combination Company’s Board, as long as the Sponsor holds any securities covered by such agreement.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices including those set forth in the Articles as it deems appropriate. The Articles provide that our officers may consist of any chairman (or co-Chairman) of the board, vice-chairman, one or more chief executive officers, presidents, a chief financial officer, a secretary, a treasurer, vice-presidents, one or more assistant vice presidents, one ore more assistant treasurers, one or more assistant secretaries or and such other offices as may be determined by the board of directors.

Director Independence
NASDAQ listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Michael Carpenter, Michael Tobin and Cristiana Falcone are “independent directors” as defined in NASDAQ listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Executive Officer and Director Compensation
None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on NASDAQ through the earlier of consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses
incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the Post-Combination Company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the Post-Combination Company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules
and a limited exception, the rules of NASDAQ and
Rule 10A-3 of
the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules
and a limited exception, the rules of NASDAQ require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee
We have established an audit committee of the board of directors. Michael Carpenter, Michael Tobin and Cristiana Falcone serve as members of our audit committee. Our board of directors has determined that each of Michael Carpenter, Michael Tobin and Cristiana Falcone are independent under NASDAQ listing standards and applicable SEC rules. Michael Carpenter serves as the Chairman of the audit committee. Our audit committee will consist solely of independent directors that satisfy NASDAQ and SEC requirements within one year of the completion of the SVF 3 IPO. Each member of the audit committee is financially literate and our board of directors has determined that Michael Carpenter qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of the SVF 3 IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the SVF 3 IPO; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee
We have established a nominating committee of our board of directors. The members of our nominating committee are Michael Carpenter, Michael Tobin, and Cristiana Falcone. Michael Tobin serves as chairman of the nominating committee. Under the NASDAQ listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Michael Carpenter, Michael Tobin and Cristiana Falcone are independent.
The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, which is specified in a charter adopted by us, generally provides that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.
The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.
Compensation Committee
We have established a compensation committee of our board of directors. The members of our compensation committee are Michael Carpenter, Michael Tobin and Cristiana Falcone. Michael Tobin serves as chairman of the compensation committee.
Under NASDAQ listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Michael Carpenter, Michael Tobin and Cristiana Falcone are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers; reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on
Form 8-K.
Conflicts of Interest
Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.
In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.
As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided
 that there is full disclosure by the directors. This can be done by way of permission granted in the Articles or alternatively by shareholder approval at general meetings.
Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, he or she may be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. The Articles, to the maximum extent permitted by law, provide that we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for either the sponsor and its affiliates, successors and assigns and directors and/or officers of the company, on the one hand, and us on the other, unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. In addition, the Articles contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to us that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

Notwithstanding the foregoing, we may, at our option, pursue an acquisition opportunity jointly with one or more entities affiliated with SoftBank Investment Advisers, including SBIA U.K., SBIA U.S. and their respective subsidiaries, being entities established to provide investment advisory, portfolio management, research, deal execution and similar fund advisory services (“SBIA”) and/or one or more investors in funds managed by SBIA. Such entity may co-invest with
us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such fund or vehicle. Such an entity could include another blank check company, including SVF Investment Corp., SVF Investment Corp. 2, or other affiliate blank check company. However, we do not currently have any intention to pursue such a transaction.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Ioannis Pipilis	Tier Mobility SE	Transportation	Supervisory Board Member; Director
	Keli Network Inc.	Digital Media	Director
	Zeus Advisory Limited	Holding Company	Director
	Enpal GmbH	Sustainability/Consumer	Advisory Board Member

Navneet Govil	Zenarate	Coaching	Adviser
	RIDGE-LANE Limited Partners	Venture Development	Board Member of the Société L’Avenir
	SB Investment Advisers (US) Inc.	Advisor entity	Director and CFO
	SVF Investment Corp.	Special Purpose Acquisition Company	Director and CFO
	SVF Investment Corp. 2	Special Purpose Acquisition Company	Director and CFO
	ElevateBio, LLC	Healthcare/Biotechnology	Director

Michael Carpenter	AutoWeb, Inc.	Media and Marketing Services	Director
	Rewards Network	Rewards and Marketing	Director
	Client 4 Life Group LLC	Software Company	Director
	Validity Finance LLC	Litigation Finance	Director
	Law Finance Group LLC	Litigation Finance	Chairman
	Towerbrook Capital Partners	Private Equity	Senior Advisory Board
	Southgate Holdings LLC	Investment Company	Chairman
	Year Up, South Florida	Philanthropy	Chairman
	Protego Trust Bank N.A.	Bank	Director
	First Citizens Bancshares, Inc.	Bank	Director

Individual	Entity	Entity’s Business	Affiliation
	Battea Class Action Services LLC	Legal Services	Director
	MDL Partners	Office Services	Partner
Michael Tobin	Tobin Ventures Limited	Trading Company	Managing Director
	Copperfield Corporate Ltd	Property Portfolio and Trading Company	Managing Director
	BIGBLU Broadband plc	AIM Listed Broadband Company	Chairman of the board
	Audioboom plc	AIM Listed Podcast Platform	Chairman of the board
	Pulsant Data Systems Ltd	Managed Technology Service Provider	Chairman of the board
	Ultraleap	Ultrasound Haptic Innovation Company	Chairman of the board
	North C Data Centres	Data Center Company	Chairman of the board
	EdgeConnex	Data Center Company	Chairman of the Board
	Sungard	Business Continuity Services Provider	Non-Executive Director
	Scale-up Group	Providing Finance and Advice to Start-ups	Non-Executive Director
	CC35 Management Company Ltd	Property Management Company	Non-Executive Director
	Wonderland Restaurants Ltd	Restaurant / Hospitality Company	Non-Executive Director
	Everarc Plc	Listed Acquisition Company	Non-Executive Director
	Crystal Peak Acquisition plc	Special Purpose Acquisition Company	Chairman
	Expereo	Network Company	Chairman
	Patchwork Health Ltd.	Healthtech Company	Chairman
	Idalina Limited	Non-trading Investment Entity	Director

Cristiana Falcone	TIM S.p.A.	Telecommunications	Director
	Revlon, Inc.	Beauty	Director
Potential investors should also be aware of the following other potential conflicts of interest:

•
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•
Our Sponsor subscribed for Founder Shares prior to the date of the prospectus relating to SVF 3’s IPO and purchased Private Placement Shares in a transaction that closed simultaneously with the closing of the SVF 3 IPO.

•	We have entered into the Forward Purchase Agreement with the Forward purchase investors who are an affiliates of our Sponsor.

•
Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Class A ordinary shares held by them (including the 112,500 Public Shares currently held by our directors and officers) in connection with (i) the completion of our initial business combination, and (ii) a shareholder vote to approve an amendment to the Articles (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares and will not have rights to liquidating distributions with respect to its Private Placement Shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the Founder Shares and Private Placement Shares will become worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares and Private Placement Shares and the Forward Purchase Investor have agreed not to transfer, assign or sell any of their Forward Purchase Shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. Because each of our executive officers and directors owns ordinary shares directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
Furthermore, in no event will our Sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on NASDAQ, we will also reimburse an affiliate of our Sponsor for office space, secretarial and general administrative services provided to us in the amount of $10,000 per month.
We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution. In such case, our Sponsor and each member of our management team have agreed to vote their Founder Shares, Private Placement Shares and Public Shares in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors
Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. The Articles provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in the Articles. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.
Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination.
Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION
Executive Officer and Director Compensation
None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on NASDAQ through the earlier of consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares as of the date of this Report, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers, directors and director nominees that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them.
On December 14, 2020, our sponsor paid $25,000, or approximately $0.009 per share, to cover certain of our expenses in consideration of 2,875,000 Class B ordinary shares, par value $0.0001 per share. On January 29, 2021, we issued additional 12,125,000 Class B ordinary shares to our sponsor by way of dividend. On February 3 and February 26, 2021, our sponsor surrendered 5,000,000 and 2,000,000 Class B ordinary shares, respectively, resulting in our sponsor holding a total of 8,000,000 Class B ordinary shares. On February 24, 2021, our sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued.

Name and Address of Beneficial Owner (1)	Number of Class A Shares		Percentage
SVF Sponsor III (DE) LLC (our sponsor) (2)	8,890,000	(3)(4)	21.7%
Ioannis Pipilis	50,000		*
Navneet Govil	62,500		*
Michael Carpenter (5)	50,000		*
Michael Tobin (5)	50,000		*
Cristiana Falcone (5)	50,000		*
All officers, directors and director nominees as a group individuals	9,102,500	(3)	22.0%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 1 Circle Star Way, San Carlos, California 94070, United States.

(2)
Our Sponsor, SVF Sponsor III (DE) LLC, is a wholly-owned subsidiary of SB Investment Advisers (US) Inc. SB Investment Advisers (US) Inc. is a Delaware corporation and an investment adviser registered with the United States Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. SB Investment Advisers (US) Inc. was formed in December 2016, and the Board of Directors consists of Navneet Govil and Ronald D. Fisher. The immediate and ultimate parent of SB Investment Advisers (US) Inc. is SoftBank Group Corp., a company incorporated in Japan with the registered address at Tokyo Shidome Building,
1-9-1
Higashi-Shimbashi.
Minato-ku,
Tokyo, Japan. Masayoshi Son is the Chairman and CEO of SoftBank Group Corp.

(3)
Interests shown includes 7,850,000 founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof.

(4)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by SBIA.

(5)	These are Class B ordinary shares. See footnote 3 above.
Because of its ownership of the founder shares, our sponsor may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.
Our sponsor has agreed (a) to vote any founder shares and public shares held by it in favor of any proposed business combination and (b) not to redeem any founder shares or public shares held by it in connection with a shareholder vote to approve a proposed initial business combination.
We entered into a forward purchase agreement pursuant to which the forward purchase investor has agreed to subscribe for 15,000,000 committed forward purchase shares for $10.00 per Class A ordinary share, or $150,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of our initial business combination. The forward purchase agreement also provides that the forward purchase investor may elect to purchase up to an additional $50,000,000 of forward purchase shares, which will also have a purchase price of $10.00 per Class A ordinary share. Any elections to purchase up to 5,000,000 additional forward purchase shares will take place in one or more private placements in such amounts and at such time as the forward purchase investor determine, but no later than simultaneously with the closing of our initial business combination. We and the forward purchase investors may determine, by mutual agreement, to increase the number of additional forward purchase shares at any time prior to our initial business combination.
The forward purchase agreement also provides that the forward purchase investor is entitled to registration rights with respect to (A) the forward purchase shares, and (B) any other Class A ordinary shares acquired by the forward purchase investors, including any acquisitions after we complete our initial business combination.
Our sponsor, the forward purchase investors and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.
Transfers of Founder Shares, Private Placement Shares and Forward Purchase Shares
The founder shares, private placement shares and the forward purchase shares are each subject to transfer restrictions pursuant to lock-up
provisions in the agreement entered into by our sponsor and management team or the forward purchase investor. Our sponsor and each member of our management team and the forward purchase investor have agreed not to transfer, assign or sell any of their founder shares or forward purchase shares (as applicable) until the earliest of (a) one year after the completion of our initial business combination and (b) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The private placement shares and forward purchase shares are not transferable or salable until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement shares or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (g) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination;
provided
, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
On December 14, 2020, our sponsor paid $25,000, or approximately $0.009 per share, to cover certain of our expenses in consideration of 2,875,000 Class B ordinary shares, par value $0.0001 per share. On January 29, 2021, we issued additional 12,125,000 Class B ordinary shares to our sponsor by way of dividend. On February 3 and February 26, 2021, our sponsor surrendered 5,000,000 and 2,000,000 Class B ordinary shares, respectively, resulting in our sponsor holding a total of 8,000,000 Class B ordinary shares. On February 24, 2021, our sponsor transferred 50,000 Class B ordinary shares to each of our independent directors. These 100,000 shares shall not be subject to forfeiture in the event the underwriters’ over-allotment option is not exercised. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering (excluding the private placement shares ). Up to 1,000,000 founder shares (other than the founder shares transferred to the two independent directors) are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Prior to our initial public offering, we entered into a forward purchase agreement pursuant to which the forward purchase investor, which has received commitments from funds affiliated with SBIA, agreed to subscribe to 15,000,000 committed forward purchase shares for $10.00 per share, or $150,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of our initial business combination. The forward purchase agreement also provides that the forward purchase investor may elect to purchase up to an additional $50,000,000 of forward purchase shares, which will also have a purchase price of $10.00 per share. Any elections to purchase up to 5,000,000 additional forward purchase shares will take place in one or more private placements in such amounts and at such time as the forward purchase investor determines, but no later than simultaneously with the closing of our initial business combination. We and the forward purchase investor may determine, by mutual agreement, to increase the number of additional forward purchase shares at any time prior to our initial business combination. If the sale of the forward purchase shares fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination.
The forward purchase agreement also provides that the forward purchase investor is entitled to registration rights with respect to their (A) forward purchase shares, and (B) any other Class A ordinary shares acquired by the forward purchase investor, including any time after we complete our initial business combination. Please see “Description of Securities—Registration Rights” for additional information.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such opportunity to such entity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. Such an entity could include another blank check company, including SVF Investment Corp., SVF Investment Corp. 2, or other affiliate blank check company. However, we do not currently have any intention to pursue such a transaction.
We currently maintain our executive offices at 1 Circle Star Way, San Carlos, California 94070, United States. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our sponsor for office, general administrative and support services, commencing on the date that our securities are first listed on NASDAQ. Upon completion of our initial business combination or our liquidation, we will cease these monthly fees.
No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
Prior to our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the initial public offering. These loans were non-interest
bearing, unsecured and were paid at the closing of our initial public offering
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into Class A ordinary shares at a price of $10.00 per share at the option of the lender. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We have entered into a registration and shareholder rights agreement pursuant to which our sponsor will be entitled to certain registration rights with respect to the private placement shares, and the Class A ordinary shares upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

In addition, pursuant to the forward purchase agreement, we have agreed that we will use our commercially reasonable efforts to (i) within 30 days after the closing of the initial business combination, file a registration statement with the SEC for a secondary offering of (A) the forward purchase shares, and (B) any other Class A ordinary shares acquired by the forward purchase investor, including any acquisitions after we complete our initial business combination, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of the initial business combination and (iii) maintain the effectiveness of such registration statement and to ensure the registration statement does not contain a material omission or misstatement, including by way of amendment or other update, as required, until the earlier of (A) the date on which the forward purchase investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreement. We will bear the expenses incurred in connection with the filing of any such registration statements.
We have entered into an agreement to indemnify our Sponsor and its affiliates including Softbank from any claims made by the Company or a third party in respect of any investment opportunities sourced by them, any liability arising with respect to their activities in connection with our affairs, and for any services that are provided without a separate written agreement between us and any such party. Such indemnity provides that the indemnified parties cannot access the funds held in our trust account.
Policy for Approval of Related Party Transactions
The audit committee of our board of directors have adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation
S-K
as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of fees paid or to be paid to Marcum LLP or Marcum, for services rendered.
Audit Fees:
Audit fees consist of fees for professional services rendered for the audit of our year ended December 31, 2021 consolidated financial statements, for the review of our quarterly financial statements, and for services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees for Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information and other required filings with the SEC for year ended December 31, 2021 totaled $99,910. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees:
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021.

Tax Fees:
We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021.
All Other Fees:
We did not pay Marcum for other services for the year ended December 31, 2021.
Pre-Approval
Policies and Procedures
In accordance with the Sarbanes-Oxley Act, our audit committee charter requires the audit committee to pre-approve
all audit and permitted
non-audit
services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve
non-audit
services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items preapproved by such delegated members. Since the Company became a publicly listed company all of the services performed by our independent registered public accounting firm were pre-approved
by the audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report:
(1) Consolidated Financial Statements
(2) Exhibits
We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit	Description

2.1†	Agreement and Plan of Merger, dated as of December 12, 2021, by and among Warehouse, SVF 3, Symbotic Holdings and Merger Sub (incorporated by reference to Exhibit 2.1 to the SVF’s Current Report on Form 8-K filed with the SEC on December 13, 2021).

3.1	Amended and Restated Memorandum of Association (incorporated by reference to Exhibit 3.1 to the SVF’s Current Report on Form 8-K filed with the SEC on March 12, 2021).

4.2	Description of Securities

10.1	Private Placement Shares Purchase Agreement, dated March 8, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2021).

10.2	Investment Management Trust Agreement, dated March 8, 2021, between the Registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2021).

10.3	Registration and Shareholder Rights Agreement, dated March 8, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2021).

10.4	Letter Agreement, dated March 8, 2021, among the Registrant, the Sponsor and each director and executive officer of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2021).

10.5	Administrative Services Agreement, dated March 8, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2021).

10.6	Forward Purchase Agreement, dated March 8, 2021, between the Registrant and SVF II SPAC Investment 3 (DE) LLC (incorporated by reference to Exhibit 10.6 to the SVF’s Current Report on Form 8-K filed with the SEC on March 12, 2021)..

10.7	Indemnity Agreement, dated March 8, 2021, between the Registrant and Ioannis Pipilis (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2021).

10.8	Indemnity Agreement, dated March 8, 2021, between the Registrant and Navneet Govil (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2021).

Exhibit	Description

10.9	Indemnity Agreement, dated March 8, 2021, between the Registrant and Michael Carpenter (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2021).

10.10	Indemnity Agreement, dated March 8, 2021, between the Registrant and Michael Tobin (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 12, 2021).

10.11	Securities Subscription Agreement, dated December 14, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.6 to the Registrant’s registration statement on Form S-1 filed with the SEC on February 5, 2021).

10.12	Promissory Note, dated December 14, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Registrant’s registration statement on Form S 1 filed with the SEC on February 5, 2021).

10.20	Loan Agreement, dated as of August 10, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2021).

10.21	Amendment Letter, dated as of November 9, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2021).

10.22	Indemnity Agreement, dated as of August 10, 2021, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on January 26, 2022).

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of SVF’s Registration Statement on Form S-4: 333-262529 filed with the SEC on March 4, 2022).

31.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†
Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation
S-K
Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.

SVF Investment Corp. 3

By:	/s/ Ioannis Pipilis
Name: Ioannis Pipilis
Title: Chairman and Chief Executive Officer
Pursuant to the requirements of the Exchange Act of 1934, as amended, this Annual Report on Form
10-K

has been signed below by the following persons in the capacities indicated:

Signature	Title	Date
/s/ Ioannis Pipilis
Ioannis Pipilis	Chairman and Chief Executive Officer	March 23, 2022
/s/ Navneet Govil
Navneet Govil	Director and Chief Financial Officer	March 23, 2022
/s/ Michael Carpenter
Michael Carpenter	Director	March 23, 2022
/s/ Michael Tobin
Michael Tobin	Director	March 23, 2022
/s/ Cristiana Falcone
Cristiana Falcone	Director	March 23, 2022

Page No.
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 688)	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-4
Consolidated Statements of Operations for the Year Ended December 31, 2021 and for the period from December 11, 2020 (inception) through December 31, 2020	F-5
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Year Ended December 31, 2021 and for the period from December 11, 2020 (inception) through December 31, 2020	F-6
Consolidated Statements of Cash Flows for the Year Ended December 31, 2021 and for the period from December 11, 2020 (inception) through December 31, 2020	F-7
Notes to the Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
SVF Investment Corp. 3
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SVF Investment Corp. 3 (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period from December 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from December 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has until March 11, 2023 to consummate a Business Combination. If a Business Combination is not consummated by the required date, then the Company will cease all operations except for the purpose of liquidating. The Company has limited capital resources and will need additional financing to sustain operations for a reasonable period of time, which is considered to be on year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the over all presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020.
New York, NY
March 2
3
, 2022

SVF INVESTMENT CORP. 3
CONSOLIDATED
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$812,884	$—
Prepaid expenses - current	740,784	6,154

Total current assets	1,553,668	6,154
Prepaid expenses - long ter m	138,105	—
Investments held in Trust Account	320,016,430	—
Deferred offering costs associated with the initial public offering	—	126,750

Total Assets	$321,708,203	$132,904

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$194,638	$9,000
Accrued expenses	3,295,396	100,000
Due to related party	559,409	—
Note payable—related party	—	17,750

Total current liabilities	40,490,443	126,750
Deferred underwriting commissions	11,200,000	—

Total liabilities	15,249,443	126,750
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,000,000 and -0- shares issued and outstanding, at $10.00 per share as of December 31, 2021 and 2020, respectively	320,000,000	—
Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,040,000 and -0- shares issued and outstanding as of December 31, 2021 (excluding 32,000,000 shares subject to possible redemption) and December 31, 2020, respectively	104	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,000,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	800	800
Additional paid-in capital	—	24,200
Accumulated deficit	(13,542,144)	(18,846)

Total shareholders’ equity (deficit)	(13,541,240)	6,154

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$321,708,203	$132,904

The accompanying notes are an integral part of these consolidated financial statements.

SVF INVESTMENT CORP. 3
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the period from December 11, 2020 (inception) through December 31, 2020

General and administrative expenses	$6,392,183	$18,846
General and administrative expenses—related party	100,000	—

Loss from operations	(6,492,183)	(18,846)
Other income
Income from investments held in Trust Account	16,430	—

Net loss	$(6,475,753)	$(18,846)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	25,950,685	—

Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(0.19)	$—

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	8,654,356	7,000,000 (1)

Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.19)	$(0.00)

(1)
This number excludes an aggregate of up to 1,000,000 Class B ordinary shares (other than the founder shares transferred to the two independent directors) subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. (see Note 5)

The accompanying notes are an integral part of these consolidated financial statements.

SVF INVESTMENTCORP. 3
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	8,000,000	$800	$24,200	$(18,846)	$6,154
Sale of private placement shares to Sponsor in private placement	1,040,000	104	—	—	10,383,779	—	10,383,883
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(10,407,979)	$(7,047,545)	(17,455,524)
Net loss	—	—	—	—	—	$(6,475,753)	(6,475,753)

Balance—December 31, 2021	1,040,000	$104	8,000,000	$800	$—	$(13,542,144)	$(13,541,240)

FOR THE PERIOD FROM DECEMBER 11, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 11, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,000,000	800	24,200	—	25,000
Net loss	—	—	—	—	—	(18,846)	(18,846)

Balance—December 31, 2020	—	$—	8,000,000	$800	$24,200	$(18,846)	$6,154

The accompanying notes are an integral part of these consolidated financial statements.

SVF INVESTMENT CORP. 3
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the period from December 11, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(6,475,753)	$(18,846)
Adjustments to reconcile Net loss to net cash used in operating activities:
Income from investments held in Trust Account	(16,430)	—
General and administrative expenses paid by related party under note payable	44,617	—
Changes in operating assets and liabilities:
Prepaid expenses	(853,135)	18,846
Accounts payable	188,159	—
Accrued expenses	3,221,829	—
Due to related party	507,909	—

Net cash used in operating activities	(3,382,804)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(320,000,000)	—

Net cash used in investing activities	(320,000,000)	—

Cash Flows from Financing Activities:
Repayment of note payable to related party	(413,562)	—
Proceeds received from initial public offering, gross	320,000,000	—
Proceeds received from private placement	10,400,000	—
Offering costs paid	(5,790,750)	—

Net cash provided by financing activities	324,195,688	—

Net decrease in cash	812,884	—
Cash—beginning of the period	—	—

Cash—end of the period	$812,884	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$6,479	$9,000
Offering costs included in accrued expenses	$73,567	$100,000
Offering costs paid by related party under note payable—Related Party	$322,595	$17,550
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in due to related party	$51,500	$—
Reversal of offering costs included in accrued expenses in prior year	$100,000	$—
Prepaid expenses paid by related party through note payable	$19,600	$—
Outstanding accounts payable balance paid by related party under note payable	$9,000	$—
Deferred underwriting commissions	$11,200,000	$—
The accompanying notes are an integral part of these consolidated financial statements.

Note 1—Description of Organization and Business Operations
SVF Investment Corp. 3, formerly known as SVF Investment III Corp., (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 11, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).
As of December 31, 2021, the Company had not yet commenced operations. All activities for the period from December 11, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company’s fiscal year end is December 31.
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

F-
8

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
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association.
In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic
480-10-S99,
redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with Public Warrants, the initial carrying value of ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with FASB ASC
470-20.
The Public Shares are subject to FASB ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately.
The ordinary shares subject to possible redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 11, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund Regulatory Withdrawals (as defined in the Company’s Amended and Restated Memorandum and Articles of Association), subject to an annual limit of $250,000, for a maximum of 24 months and
/or to pay its income taxes, if any
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
Proposed Business Combination
On December 12, 2021, (a) the Company and Saturn Acquisition (DE) Corp. (“Merger Sub”), a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger (as it may be amended, restated, supplemented or otherwise modified from time to time, the “Merger Agreement”) with Warehouse Technologies LLC (“Warehouse”) and Symbotic Holdings LLC, a wholly owned subsidiary of Warehouse (“Symbotic Holdings”), and (b) Warehouse and Symbotic Holdings entered into an Agreement and Plan of Merger (as it may be amended, restated, supplemented or otherwise modified from time to time, the “Company Merger Agreement”). If the Company Merger Agreement, the Merger Agreement, the transactions contemplated thereby are adopted by the Company’s shareholders and Warehouse’s unitholders, as applicable, (i) Warehouse will merge with and into Symbotic Holdings, with Symbotic Holdings surviving the merger (sometimes hereinafter referred to as “Interim Symbotic”) and (ii) immediately thereafter, Merger Sub will merge with and into Interim Symbotic (the “Merger,” and, together with the Domestication and the other transactions contemplated by the Merger Agreement, the “Business Combination”), with Interim Symbotic surviving the merger as a subsidiary of the Post-Combination Company (“New Symbotic Holdings”). Prior to the consummation of the Merger, the Company will transfer by way of continuation from the Cayman Islands and domesticate as a Delaware corporation (the “Domestication”). Following the Domestication and simultaneously with the Business Combination, the Company will change its corporate name to “Symbotic Inc.” (the “Post-Combination Company” or “Symbotic Inc.”).
In connection with the execution of the Merger Agreement, the Company entered into Subscription Agreements (the “Subscription Agreements”) with certain parties subscribing for shares of the Post-Combination Company’s Class A common stock (the “Subscribers”) pursuant to which the Subscribers have agreed to purchase, and the Company has agreed to sell the Subscribers, an aggregate of 20,500,000 shares of the Post-Combination Company’s Class A common stock, at a purchase price of $10.00 per share for an aggregate purchase price of $205,000,000. The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.

Each Surviving Company Common Unit may be redeemed by the holder for shares of Surviving Pubco Class A Common Stock (or an equivalent amount in cash, at the option of the Surviving Company, subject to the provisions of the limited liability company agreement of the Surviving Company) at a value equal to the arithmetic mean of the volume-weighted average price of a share of Surviving Pubco Class A Common Stock for the full five trading days ending prior to the redemption date, subject to certain exceptions. Upon such redemption, a number of shares of Surviving
Pubco Class V-3 Common
Stock or Surviving Pubco Class
V-1
Common Stock, as applicable, equal to the number of redeemed Surviving Company Common Units, will be transferred to the Surviving Pubco and cancelled by the Surviving Pubco.

Pursuant to the terms of the Merger Agreement, the Company is required to cause the shares of Surviving Pubco Class A Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement (the “
Transactions
”) to be listed on the NASDAQ prior to the date of the Closing and to be eligible for continued listing on NASDAQ immediately following the Closing (as if the listing were a new initial listing by an issuer that had never been listed prior to the Closing).

Refer to the Current Report on Form
8-K,
filed with the SEC on December 13, 2021 for additional information.
Liquidity and Going Concern
As of December 31, 2021, the Company had approximately $813,000 in its operating bank account and working capital deficit of approximately $2.5 million.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment by the Company’s Sponsor of $25,000 for certain offering costs on the Company’s behalf in exchange for the issuance of the Founder Shares, and borrowings under the Company’s promissory note with its Sponsor of $300,000 as well as additional advances of approximately $114,000. The Company fully repaid the Note balance and the advance from the Sponsor as of December 31, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs were satisfied with a portion of the proceeds of $10.4 million from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). On August 10, 2021 the Sponsor agreed to loan the Company $2.0 million as the Working Capital Loan. On November 9, 2021 the Sponsor and the Company agreed to amend this loan to increase the commitment by $1.0 million. As of December 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations management has determined that the mandatory liquidation and subsequent dissolution if the Company is unable to complete a Business Combination with 24 months from closing of the Initial Public Offering, or March 11, 2023, raises substantial doubt about the Company’s ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2—Basis of Presentation and Summary of Significant Policies
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”).
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities and expenses at the date of the financial statements
.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of December 31, 2021 and 2020.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $
250,000
and investments held in the Trust Account. As of December
31
,
2021
 and
2020
, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the accompanying balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities equal or approximate the carrying amounts represented in the accompanying balance sheets.
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
As of December 31, 2021 and 2020, the carrying values of cash, prepaid expense, due from related party, accounts payable, accrued expenses, due to related party and note payable to related party approximate their fair values due to the short-term nature of the instruments. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of December 31, 2021, 32,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit. As of December 31, 2021, the Company recorded an adjustment to present the redeemable Class A ordinary shares at redemption value of $17,455,524, of which
$
10,407,979 was recorded against additional
paid-in
capital and $7,047,545 was recorded in accumulated deficit.
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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no
amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable
ordinary shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted-average number of ordinary shares outstanding for the respective period. Non-redeemable ordinary shares include Founder Shares and Private Placement Shares as these shares do not have any redemption features. Diluted net loss per share is the same as basic net loss per share for the Year Ended December 31, 2021 and for the period from December 11, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per of ordinary share:

	For the Year Ended December 31, 2021		For the period from December 11, 2020 (inception) through December 31, 2020
	Class A ordinary shares	non-redeemable ordinary shares	Class A ordinary shares	non-redeemable ordinary shares

Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(4,856,235)	$(1,619,518)	$—	$(18,846)
Denominator:
Basic and diluted weighted average ordinary share outstanding	25,950,685	8,654,356	0	7,000,000 (1)

Basic and diluted net loss per ordinary share	$(0.19)	$(0.19)	$—	$(0.00)

(1)
This number excludes an aggregate of up to 1,000,000 Class B ordinary shares (other than the founder shares transferred to the two independent directors) subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. (see Note 5)

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update
(“ASU”) No. 2020-06,
“Debt—Debt with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40): Accounting
for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU 2020-06”),
effective for fiscal years beginning after December 15, 2023 for emerging growth companies, which simplified accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removed certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplified the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company early adopted
ASU 2020-06 on
January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note 3—Initial Public Offering
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

Of the 32,000,000 Public Shares, an aggregate of 112,500 Public Shares was purchased by certain of the Company’s directors and officers (the “Affiliated Shares”)
.

Note 4—Related Party Transactions
Founder Shares
On December 14, 2020, the Company issued 2,875,000 Class B ordinary shares to the Sponsor in exchange for the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company. On January 29, 2021, the Company effected a share dividend of 12,125,000 Class B ordinary shares
, which was retroactively restated to 2020,
and on February 3, 2021 and February 26, 2021, the Sponsor
surrendered 5,000,000 and 2,000,000 Class B ordinary shares for no consideration, respectively. The share dividend and share surrender resulted in an aggregate of 8,000,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization as of December 11, 2020 (inception). The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,000,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional shares was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Shares and the Forward Purchase Shares). The underwriters fully exercised the over-allotment option on March 11, 2021; thus, these 1,000,000 Founder Shares are no longer subject to forfeiture.
The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares and the Forward
Purchase Investor
 agreed not to transfer, assign or sell any of its Forward
Purchase Shares
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

Prior to closing the Initial Public Offering, in February 2021, the Sponsor transferred 100,000 shares of our Class B ordinary shares
 to the Company’s independent directors. Subsequent to the IPO, in April 2021, the Sponsor transferred an additional 50,000 shares of our Class B ordinary shares
 to a Company independent director (the “Transferred Shares”). The Transferred Shares shall vest upon the Company consummating an Initial Business Combination
.

The sale or transfers of the Founders Shares to members of the Company’s the board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2021, the Company determined that a Business Combination is
not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.
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
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination, as such are considered non-redeemable
and presented as permanent equity in the Company’s balance sheets.
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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to
the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.0 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On August 10, 2021 the Sponsor agreed to loan the Company $2.0 million as the Working Capital Loan. On November 9, 2021 the Sponsor and the Company agreed to amend this loan to increase the commitment by $1.0 million. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company by an affiliate of the Sponsor.

The Company incurred $100,000 in such fees included as general and administrative expenses to related party on the accompanying audited statements of operations for the year ended December 31, 2021. As of December 31, 2021, $100,000 is due to the Sponsor and is included in due to related party on the accompanying balance sheets. There was no balance due to related party at December 31, 2020.
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

In addition to the administrative services agreement fee of
 $100,000
(as noted above) approximately
459,000
, is due to the Sponsor’s affiliates for reimbursements of expenses and is included in due to related party on the accompanying balance sheets as of December 31, 2021. There was no balance due to related party at December 31,2020.
Note 5—Commitments and Contingencies
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
The underwriters fully exercised the over-allotment option on March 11, 2021. The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.4 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $11.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On April 22, 2021, the underwriters made a payment to the Company in an amount of $640,000 to reimburse certain of the expenses in connection with its Initial Public Offering.
Forward Purchase Agreement
The Company entered into a forward purchase agreement (a “Forward Purchase Agreement”) with SVF II SPAC Investment 3 (DE) LLC (the “Forward Purchase Investor”), which provides for the purchase of
 $150
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
additional Forward Purchase Shares will take place in one or more private placements in such amounts and at such time as the Forward Purchase Investor determine, but no later than simultaneously with the closing of the initial Business Combination. The Company and the Forward Purchase Investor may determine, by mutual agreement, to increase the number of additional Forward Purchase Shares at any time prior to the initial Business Combination. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders.
The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

Note 6—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 32,000,000 Class A ordinary shares outstanding that were subject to possible redemption. There were no Class A ordinary shares issued and outstanding at December 31, 2020. As of December 31, 2021, Class A ordinary shares reflected on the accompanying balance sheets are reconciled in the following table:

As of December 31, 2021
Gross proceeds	$320,000,000
Less:
Class A ordinary shares issuance costs	(17,455,524)
Plus:
Accretion of carrying value to redemption value	(17,455,524)

Class A ordinary shares subject to possible redemption	$320,000,000

Note 7—Shareholders’ Equity (Deficit)
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 33,040,000 shares of Class A ordinary shares outstanding, of which 32,000,000 were subject to possible redemption and are classified outside of permanent equity in the accompanying balance sheets (see Note 6). As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 14, 2020, the Company issued 2,875,000 Class B ordinary shares to the Sponsor. On January 29, 2021, the Company effected a share dividend of 12,125,000 Class B ordinary shares and on February 3 and February 26, 2021, the Sponsor surrendered 5,000,000 and 2,000,000 Class B ordinary shares for no consideration, respectively. The share dividend and share surrender resulted in an aggregate of 8,000,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. Of the 8,000,000 Class B ordinary shares outstanding, up to 1,000,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares and the Forward Purchase Shares). The underwriters fully exercised the over-allotment option on March 11, 2021; thus, these 1,000,000 Founder Shares were no longer subject to forfeiture. As of December 31, 2021 and 2020, there were 8,000,000 Class B ordinary shares outstanding.

F-
20

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
Note 8—Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Investments held in Trust Account—US Treasury securities	$320,016,430	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for year ended December 31, 2021.
Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheets date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On February 18, 2022 and February 23, 2022 two purported stockholders of SVF 3 sent demand letters requesting that SVF 3 provide additional disclosures in an amendment to the registration statement filed in connection with the Symbotic Business Combination. The Company believes that the allegations in the demand letters are meritless and no additional disclosure is required in such registration statement.
On March 2
3
, 2022, the Forward Purchase Investor elected to purchase an additional $50 million of Forward Purchase Shares, for a purchase price of $10.00 per share, subject to and on the terms set out in such election and the Forward Purchase Agreement.

F-
2
1