Form 10-Q
period 2022-03-31
SVF Investment Corp. 3
filed 2022-05-13
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
562-8100
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 13, 2022
, 33,040,000 Class A ordinary shares, par value $0.0001 per share, and 8,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding
.

SVF INVESTMENT CORP. 3
Form
10-Q
For the Quarter Ended March 31, 2022

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SVF INVESTMENT CORP. 3
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$3,281,892	$812,884
Prepaid expenses, current	736,671	740,784

Total current assets	4,018,563	1,553,668
Investments held in Trust Account	320,043,033	320,016,430
Prepaid expenses, long term	—	138,105

Total Assets	$324,061,596	$321,708,203

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$204,192	$194,638
Accrued expenses	4,504,915	3,295,396
Due to related party	997,033	559,409
Working capital loan – related party	3,000,000	—

Total current liabilities	8,706,140	4,049,443
Deferred underwriting commissions	11,200,000	11,200,000

Total liabilities	19,906,140	15,249,443

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,000,000 shares issued and outstanding, at $10.00 per share as of March 31, 2022 and December 31, 2021	320,000,000	320,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,040,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021 (excluding 32,000,000 shares subject to possible redemption)	104	104
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	800	800
Additional paid-in capital	—	—
Accumulated deficit	(15,845,448)	(13,542,144)

Total shareholders’ Deficit	(15,844,544)	(13,541,240)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$324,061,596	$321,708,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SVF INVESTMENT CORP. 3
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2022	2021
General and administrative expenses	$2,299,907	$508,266
General and administrative expenses – related party	30,000	16,726

Loss from operations	(2,329,907)	(524,992)
Other income:
Income from investments held in Trust Account	26,603	1,069

Net loss	$(2,303,304)	$(523,923)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	32,000,000	7,466,667

Basic and diluted net loss per ordinary share, Class A ordinary shares subject to possible redemption	$(0.06)	$(0.04)

Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	9,040,000	7,476,000

Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.06)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SVF INVESTMENT CORP. 3
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,040,000	$104	8,000,000	$800	$—	$(13,542,144)	$(13,541,240)
Net loss	—	—	—	—	—	(2,303,304)	(2,303,304)

Balance - March 31, 2022	1,040,000	$104	8,000,000	$800	$—	$(15,845,448)	$(15,844,544)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	8,000,000	$800	$24,200	$(18,846)	$6,154
Sale of private placement shares to Sponsor in private placement, net offering cost	1,040,000	104	—	—	10,383,779	—	10,383,883
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(10,407,979)	(7,047,545)	(17,455,524)
Net loss	—	—	—	—	—	(523,923)	(523,923)

Balance - March 31, 2021	1,040,000	$104	8,000,000	$800	$—	$(7,590,314)	$(7,589,410)

The accompanying notes are an int
e
gral part of these unaudited condensed consolidated financial statements.

SVF INVESTMENT CORP. 3
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March, 31
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(2,303,304)	$(523,923)

Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(26,603)	(1,069)
General and administrative expenses paid by related party under note payable	—	44,617
Changes in operating assets and liabilities:
Prepaid expenses	142,218	(1,422,818)
Due from related party	—	(84,054)
Accounts payable	9,554	1,029
Accrued expenses	1,209,519	399,939
Due to related party	437,624	(16,726)

Net cash used in operating activities	(530,992)	(1,569,553)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(320,000,000)

Net cash used in investing activities	—	(320,000,000)

Cash Flows from Financing Activities:
Proceeds from working capital loan – related party	3,000,000	—
Repayment of note payable to related party	—	(413,562)
Proceeds received from initial public offering, gross	—	320,000,000
Proceeds received from private placement	—	10,400,000
Offering costs paid	—	(6,430,750)

Net cash provided by financing activities	3,000,000	323,555,688

Net increase in cash	2,469,008	1,986,135

Cash – beginning of period	$812,884	$—

Cash – end of period	$3,281,892	$1,986,135

Supplemental disclosures of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$57,979
Offering costs included in accrued expenses	$70,000	$73,567
Offering costs paid by related party under note payable	$—	$322,595
Reversal of offering costs included in accrued expenses in prior year	$—	$100,000
Prepaid expenses paid by related party through note payable	$—	$19,600
Outstanding accounts payable balance paid by related party under note payable	$—	$9,000
Deferred underwriting commissions	$11,200,000	$11,200,000
Underwriters’ reimbursements in connection with the offering in accounts receivable	$—	$640,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SVF INVESTMENT CORP. 3
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Organization and Business Operations
SVF Investment Corp. 3, formerly known as SVF Investment III Corp., (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on December 11, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).
As of March 31, 2022, the Company had not yet commenced operations. All activities for the period from December 11, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company’s fiscal year end is December 31.
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
The ordinary shares subject to possible redemption are recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person wit
h
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
The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
In connection with the execution of the Merger Agreement, the Company entered into Subscription Agreements (the “Subscription Agreements”) with certain parties subscribing for shares of the Post-Combination Company’s Class A ordinary share (the “Subscribers”) pursuant to which the Subscribers have agreed to purchase, and the Company has agreed to sell the Subscribers, an aggregate of 20,500,000 shares of the Post-Combination Company’s Class A ordinary share, at a purchase price of $10.00 per share for an aggregate purchase price of $205,000,000. The obligations to consummate the transactions contemplated by the Subscription Agreements are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Merger Agreement.
Each Surviving Company Common Unit may be redeemed by the holder for shares of Surviving Pubco Class A Ordinary share (or an equivalent amount in cash, at the option of the Surviving Company, subject to the provisions of the limited liability company agreement of the Surviving Company) at a value equal to the arithmetic mean of the volume-weighted average price of a share of Surviving Pubco Class A Ordinary share for the full five trading days ending prior to the redemption date, subject to certain exceptions. Upon such redemption, a number of shares of Surviving Pubco
Class V-3
Ordinary share or Surviving Pubco
Class V-1
Ordinary share, as applicable, equal to the number of redeemed Surviving Company Common Units, will be transferred to the Surviving Pubco and cancelled by the Surviving Pubco.
Pursuant to the terms of the Merger Agreement, the Company is required to cause the shares of Surviving Pubco Class A Ordinary share to be issued in connection with the transactions contemplated by the Merger Agreement (the “Transactions”) to be listed on the NASDAQ prior to the date of the Closing and to be eligible for continued listing on NASDAQ immediately following the Closing (as if the listing were a new initial listing by an issuer that had never been listed prior to the Closing).
Refer to the Current Report on Form
8-K,
filed with the SEC on December 13, 2021 for additional
information.
On May 9, 2022, the U.S. Securities and Exchange Commission (the “SEC”), declared the registration statement on Form S-4 (as amended, the “Registration Statement”), which includes a proxy statement/prospectus in connection with the Transactions effective and the Company has scheduled an extraordinary general meeting on June 3, 2022 at 9:00 am to approve the Business Combination and related proposals. SVF and Symbotic expect to close the Business Combination promptly after the Special Meeting, subject to SVF’s shareholder approval and other customary closing conditions.
For additional information related to the Transactions, please see final proxy/statement/prospectus filed with the SEC on May 9, 2022.
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $3.3 million in its operating bank account and working capital deficit of approximately $4.7 million.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment by the Company’s Sponsor of $25,000 for certain offering costs on the Company’s behalf in exchange for the issuance of the Founder Shares, and borrowings under the Company’s promissory note with its Sponsor of $300,000 as well as additional advances of approximately $114,000. The Company fully repaid the Note balance and the advance from the Sponsor as of March 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs were satisfied with a portion of the proceeds of $10.4 million from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). On August 10, 2021 the Sponsor agreed to loan the Company $2.0 million as the Working Capital Loan. On November 9, 2021 the Sponsor and the Company agreed to amend this loan to increase the commitment by $1.0 million. As of March 31, 2022 there was $3.0 million drawn on the Working Capital Loan. As of December 31, 2021 there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations management has determined that the mandatory liquidation and subsequent dissolution if the Company is unable to complete a Business Combination with 24 months from closing of the Initial Public Offering, or March 11, 2023, raises substantial doubt about the Company’s ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Basis of Presentation and Summary of Significant Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.
The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 23, 2022.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities and expenses at the date of the condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the accompanying balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities equal or approximate the carrying amounts represented in the accompanying condensed balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

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

As of March 31, 2022 and December 31, 2021 the carrying values of cash, prepaid expense, due from related party, accounts payable, accrued expenses, and working capital loan—related party approximate their fair values due to the short-term nature of the instruments. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
Offering Costs Associated with the Initial Public Offering
Offering costs consist of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering. Offering costs were allocated between the Private Placement Shares and the Public Shares based on a relative fair value basis, compared to total proceeds received. Additionally, at the Initial Public Offering, offering costs allocated to the Public Shares were charged against temporary equity and offering costs allocated to the Private Placement Shares were charged against shareholders’ deficit. Deferred underwriting commissions are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of March 31, 2022 and December 31, 2021, 32,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Non-redeemable
ordinary shares include Founder Shares and Private Placement Shares as these shares do not have any redemption features. Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per of ordinary share:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A ordinary shares subject to possible redemption	Non- redeemable ordinary shares	Class A ordinary shares subject to possible redemption	Non- redeemable ordinary shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(1,795,949)	$(507,355)	$(261,798)	$(262,125)
Denominator:
Basic and diluted weighted average ordinary share outstanding	32,000,000	9,040,000	7,466,667	7,476,000

Basic and diluted net loss per ordinary share	$(0.06)	$(0.06)	$(0.04)	$(0.04)

Recently Issued Accounting Standards
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.
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
Note 4 — Related Party Transactions
Founder Shares
On December 14, 2020, the Company issued 2,875,000 Class B ordinary shares to the Sponsor in exchange for the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company. On January 29, 2021, the Company effected a share dividend of 12,125,000 Class B ordinary shares, which was retroactively restated to 2020, and on February 3, 2021 and February 26, 2021, the Sponsor surrendered 5,000,000 and 2,000,000 Class B ordinary shares for no consideration, respectively. The share dividend and share surrender resulted in an aggregate of 8,000,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization as of December 11, 2020 (inception). The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,000,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional shares was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Private Placement Shares and the Forward Purchase Shares). The underwriters fully exercised the over-allotment option on March 11, 2021; thus, these 1,000,000 Founder Shares are no longer subject to forfeiture.
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
Prior to closing the Initial Public Offering, in February 2021, the Sponsor transferred 100,000 shares of our Class B ordinary shares to the Company’s independent directors. Subsequent to the IPO, in April 2021, the Sponsor transferred an additional 50,000 shares of our Class B ordinary shares to a Company independent director (the “Transferred Shares”), which was estimated to be fair valued at approximately $834,000 or $5.56 per Founder Share. The Transferred Shares shall vest upon the Company consummating an Initial Business Combination.
The sale or transfers of the Founders Shares to members of the Company’s the board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2022, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.
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
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial Business Combination, as such are considered non-redeemable
and presented as permanent equity in the Company’s condensed balance sheets.
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
The Company has determined that the conversion feature does not require bifurcation as an embedded derivative and as such the carrying value of the loan would be recognized at cost and presented as a liability on the accompanying condensed balance sheets. As of March 31, 2022 there was $3.0 million under the Working Capital Loan. As of December 31, 2021 there were no amounts outstanding under any Working Capital Loans.
Administrative Service Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company by an affiliate of the Sponsor.
The Company incurred $30,000 and $10,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed consolidated statements of operations for three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 $130,000 was due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets. As December 31, 2021 $100,000 was due to the Sponsor and was included in the due to related party on the accompanying condensed balance sheets.
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
In addition to the administrative services agreement fee of $130,000 and $100,000 (as noted above) approximately $867,000, and $459,000 is due to the Sponsor’s affiliates for reimbursements of expenses and is included in due to related party on the accompanying condensed balance sheets as of March 31, 2022 and December 31, 2021, respectively.
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
Forward Purchase Agreement
The Company entered into a forward purchase agreement (a “Forward Purchase Agreement”) with SVF II SPAC Investment 3 (DE) LLC (the “Forward Purchase Investor”), which provides for the purchase of $150 million forward purchase shares (the “Forward Purchase Shares”), for $10.00 per share, in a private placement to close substantially concurrently with the closing of the initial Business Combination. The Forward Purchase Agreement also provides that the Forward Purchase Investor may elect to purchase up to an additional $50 million of Forward Purchase Shares, for a purchase price of $10.00 per share. Any elections to purchase up to 5,000,000 additional Forward Purchase Shares will take place in one or more private placements in such amounts and at such time as the Forward Purchase Investor determine, but no later than simultaneously with the closing of the initial Business Combination. The Company and the Forward Purchase Investor may determine, by mutual agreement, to increase the number of additional Forward Purchase Shares at any time prior to the initial Business Combination. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. On March 23, 2022, the Forward Purchase Investor elected to purchase an additional $50 million of Forward Purchase Shares, for a purchase price of $10.00 per share, subject to and on the terms set out in such election and the Forward Purchase
Agreement. The Forward Purchase Agreement should be classified within shareholders’ deficit, and the Forward Purchase Agreement is considered indexed to the Company’s own share under ASC Topic 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. As such, the Forward Purchase Agreement meets the scope exception in ASC 815-10-15-74(a) to derivative accounting and; therefore, the Forward Purchase Agreement should be classified in shareholders’ deficit.
Advisory Fees
In connection with the Business Combination the Company entered into agreements with certain thirds parties which will be entitled to an advisory fee of approximately $9.0 million to be paid upon closing of the Business Combination.
Note 6 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022, there were 32,000,000 Class A ordinary shares outstanding that were subject to possible redemption.
As of March 31, 2022, Class A ordinary shares reflected on the accompanying condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds from initial public offering	$320,000,000
Less:
Class A ordinary shares issuance costs	(17,455,524)
Plus:
Accretion of carrying value to redemption value	17,455,524

Class A ordinary share subject to possible redemption	$320,000,000

Note 7 — Shareholders’ Deficit
Preference Shares
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 from time to time in one or more series. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class
 A Ordinary Shares
- The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 33,040,000 shares of Class A ordinary shares outstanding, of which 32,000,000 were subject to possible redemption and are classified outside of permanent equity in the accompanying balance sheets (see Note 6).
Class
 B Ordinary Shares
- The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 14, 2020, the Company issued 2,875,000 Class B ordinary shares to the Sponsor. On January 29, 2021, the Company effected a share dividend of 12,125,000 Class B ordinary shares and on February 3 and February 26, 2021, the Sponsor surrendered 5,000,000 and 2,000,000 Class B ordinary shares for no consideration, respectively. The share dividend and share surrender resulted in an aggregate of 8,000,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization. Of the 8,000,000 Class B ordinary shares outstanding, up to 1,000,000 Class B ordinary shares were subject to forfeiture, to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares and the Forward Purchase Shares). The underwriters fully exercised the over-allotment option on March 11, 2021; thus, these 1,000,000 Founder Shares were no longer subject to forfeiture. As of March 31, 2022 and December 31, 2021, there were 8,000,000 Class B ordinary shares outstanding.
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
Note 8 — Fair Value Measurements
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
March 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—US Treasury securities	$320,043,033	$—	$—

December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—US Treasury securities	$320,016,430	$—	$—
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for three months ended March 31, 2022 and December 31, 2021.
Note 9 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the accompanying balance sheets date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations
References to the “Company,” “SVF Investment Corp. 3,” “SVF Investment Corp.,” “our,” “us” or “we” refer to SVF Investment Corp. 3. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Liquidity and Going Concern
As of March 31, 2022, we had approximately $3.3 million in its operating bank account and working capital deficit of approximately $4.7 million.
Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through the payment by our Sponsor of $25,000 for certain offering costs on our behalf in exchange for the issuance of the Founder Shares, and borrowings under our promissory note with our Sponsor of $300,000 as well as additional advances of approximately $114,000. We fully repaid the Note balance and the advance from the Sponsor as of March 15, 2021. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs were satisfied with a portion of the proceeds of $10.4 million from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. On August 10, 2021 our Sponsor agreed to loan us $2.0 million as the Working Capital Loan. On November 9, 2021 our Sponsor and us agreed to amend this loan to increase the commitment by $1.0 million. As of March 31, 2022 there was $3.0 million drawn on the Working Capital Loan. As of December 31, 2021 there were no amounts outstanding under any Working Capital Loans.

In connection with management’s assessment of going concern considerations management has determined that the mandatory liquidation and subsequent dissolution if the Company is unable to complete a Business Combination with 24 months from closing of the Initial Public Offering, or March 11, 2023, raises substantial doubt about our ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
Results of Operations
Our entire activity from inception up to March 31, 2022 was for our formation and preparation for our IPO, and subsequent to the IPO, identifying a target company for a business combination. We will not generate any operating revenues until the closing and completion of our initial business combination, at the earliest.
For the three months ended March 31, 2022, we had net loss of approximately $2.3 million, which consisted of approximately $2.3 million in general and administrative expenses, including $30,000 of general and administrative expenses to related party, partly offset by approximately $27,000 in income from investments held in the Trust Account.
For the three months ended March 31, 2021, we had net loss of approximately $524,000, which consisted of approximately $508,000 in general and administrative expenses, including $17,000 of general and administrative expenses to related party, partly offset by approximately $1,000 in income from investments held in the Trust Account.
Contractual Obligations
Administrative Service Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us by an affiliate of our Sponsor.
We incurred $30,000 and $10,000 in such fees included as general and administrative expenses to related party on the accompanying condensed statements of operations for three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 $130,000 is due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets. As December 31, 2021 $100,000 was due to the Sponsor and was included in the due to related party on the accompanying condensed balance sheets.
In addition, our Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.
In addition to the administrative services agreement fee of $130,000 and $100,000 (as noted above) approximately $867,000, and $459,000 is due to the Sponsor’s affiliates for reimbursements of expenses and is included in due to related party on the accompanying condensed balance sheets as of March 31, 2022 and December 31, 2021, respectively.
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
We have granted the underwriters a
45-day
option from the date of the prospectus to purchase up to 4,000,000 additional shares at the Initial Public Offering price less the underwriting discounts and commissions.

The underwriters fully exercised the over-allotment option on March 11, 2021. The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.4 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $11.2 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. On April 22, 2021, the underwriters made a payment to us in an amount of $640,000 to reimburse certain of the expenses in connection with our Initial Public Offering.
Forward Purchase Agreement
The Company entered into a forward purchase agreement (a “Forward Purchase Agreement”) with SVF II SPAC Investment 3 (DE) LLC (the “Forward Purchase Investor”), which provides for the purchase of $150 million forward purchase shares (the “Forward Purchase Shares”), for $10.00 per share, in a private placement to close substantially concurrently with the closing of the initial Business Combination. The Forward Purchase Agreement also provides that the Forward Purchase Investor may elect to purchase up to an additional $50 million of Forward Purchase Shares, for a purchase price of $10.00 per share. Any elections to purchase up to 5,000,000 additional Forward Purchase Shares will take place in one or more private placements in such amounts and at such time as the Forward Purchase Investor determine, but no later than simultaneously with the closing of the initial Business Combination. The Company and the Forward Purchase Investor may determine, by mutual agreement, to increase the number of additional Forward Purchase Shares at any time prior to the initial Business Combination. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company. On March 23, 2022, the Forward Purchase Investor elected to purchase an additional $50 million of Forward Purchase Shares, for a purchase price of $10.00 per share, subject to and on the terms set out in such election and the Forward Purchase Agreement.
Critical Accounting Policies
Investment held in Trust Account
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering, 32,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our accompanying balance sheets.

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
Non-redeemable
ordinary shares include Founder Shares and Private Placement Shares as these shares do not have any redemption features. Diluted net loss per share is the same as basic net loss per share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Recently Issued Accounting Standards
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.
Off-Balance
Sheet Arrangements
As of March 31, 2022 we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of three months ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, management believes that the financial statements included in the Form
10-Q
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our condensed consolidated financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial
reporting.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual
10-K
Report filed with the SEC on March 23, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: May 13, 2022	SVF INVESTMENT CORP. 3

	By:	/s/ Ioannis Pipilis
	Name:	Ioannis Pipilis
	Title:	Chief Executive Officer