Form 10-Q
period 2022-06-25
Symbotic Inc.
filed 2022-08-05
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to

Commission file number 001-40175

SYMBOTIC INC.
(Exact name of registrant as specified in its charter)

Delaware		98-1572401
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
200 Research Drive Wilmington, MA 01887 (978) 284-2800

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant's Principal Executive Offices)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SYM	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of August 4, 2022, the following shares of common stock were outstanding:
54,280,146 shares of Class A common stock, par value $0.0001 per share
80,844,573 shares of Class V-1 common stock, par value $0.0001 per share
416,933,025 shares of Class V-3 common stock, par value $0.0001 per share

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, but not limited to, our expectations or predictions of future financial or business performance or conditions. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” or “intends” or similar expressions.
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our ability to, or expectations that we will:
•meet the technical requirements of existing or future supply agreements with our customers, including with respect to existing backlog;
•expand our target customer base and maintain our existing customer base;
•anticipate industry trends;
•maintain and enhance our platform;
•maintain the listing of the Symbotic Class A Common Stock on NASDAQ;
•develop, design, and sell systems that are differentiated from those of competitors;
•execute our research and development strategy;
•acquire, maintain, protect, and enforce intellectual property;
•attract, train, and retain effective officers, key employees, or directors;
•comply with laws and regulations applicable to our business;
•stay abreast of modified or new laws and regulations applicable to our business;
•successfully defend litigation;
•issue equity securities in connection with future transactions;
•meet future liquidity requirements and, if applicable, comply with restrictive covenants related to long-term indebtedness;
•timely and effectively remediate any material weaknesses in our internal control over financial reporting;
•anticipate rapid technological changes; and
•effectively respond to general economic and business conditions
Forward-looking statements made in this Quarterly Report on Form 10-Q also include, but are not limited to, statements with respect to:
•the future performance of our business and operations;
•expectations regarding revenues, expenses and anticipated cash needs;
•expectations regarding cash flow, liquidity and sources of funding;
•expectations regarding capital expenditures;
•the effects of pending and future legislation;
•business disruption;
•risks related to the impact of the COVID-19 pandemic on the financial condition and results of operations of Symbotic;
•disruption to the business due to our dependency on certain customers;
•increasing competition in the warehouse automation industry;
•any delays in the design, production or launch of our systems and products;
•the failure to meet customers' requirements under existing or future contracts or customer's expectations as to price or pricing structure;
•any defects in new products or enhancements to existing products; and
ii

•the fluctuation of operating results from period to period due to a number of factors, including the pace of customer adoption of our new products and services and any changes in our product mix that shift too far into lower gross margin products.
Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Certain of these risks are identified and discussed in our Registration Statement on Form S-1 (Registration No. 333-265906) filed with the U.S. Securities and Exchange Commission (“SEC”) on June 29, 2022 and amended on July 20, 2022. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned not to place undue reliance on these forward-looking statements because of their inherent uncertainty and to appreciate the limited purposes for which they are being used by management. While we believe that the assumptions and expectations reflected in the forward-looking statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made and are based on the beliefs, estimates, expectations and opinions of management on that date. We are not under any obligation, and expressly disclaim any obligation, to update, alter or otherwise revise any forward-looking statements made in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, except as required by law.
In addition to factors previously disclosed in our Registration Statement on Form S-1 (Registration No. 333-265906) filed with the SEC on June 29, 2022, and amended on July 20, 2022 and those identified elsewhere in this Quarterly Report on Form 10-Q, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: failure to realize the benefits expected from the business combination between SVF Investment Corp. 3 and Symbotic pursuant to that certain Agreement and Plan of Merger, dated December 12, 2021 (the “Merger Agreement”), by and among SVF, Warehouse Technologies LLC, Symbotic Holdings LLC and Saturn Acquisition (DE) Corp. that closed on June 7, 2022; the effects of pending and future legislation; and risks related to the impact of the COVID-19 pandemic on the financial condition and results of operations of Symbotic.
Annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.
In this Quarterly Report on Form 10-Q, the terms “Symbotic”, “we,” “us”, and “our” refer to Symbotic Inc. and its subsidiaries, unless the context indicates otherwise.

iii

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Symbotic Inc.
Unaudited Consolidated Balance Sheets
(in thousands, except share data)

	June 25, 2022	September 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$411,662	$156,634
Accounts receivable	2,549	63,370
Inventories	126,985	33,561
Deferred expenses	550	489
Prepaid expenses and other current assets	49,435	6,366
Total current assets	591,181	260,420
Property and equipment, at cost	42,858	37,177
Less: Accumulated depreciation	(22,348)	(18,560)
Property and equipment, net	20,510	18,617
Intangible assets, net	800	1,164
Other long-term assets	340	334
Total assets	$612,831	$280,535
LIABILITIES, REDEEMABLE PREFERRED AND COMMON UNITS AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$96,995	$28,018
Accrued expenses	51,081	31,131
Sales tax payable	6,625	18,405
Deferred revenue, current	290,406	259,418
Total current liabilities	445,107	336,972
Deferred revenue, long-term	88,613	216,538
Other long-term liabilities	5,983	3,993
Total liabilities	539,703	557,503

Commitments and contingencies (Note 11)	—	—

Redeemable preferred and common units:
Preferred units, Class B-1, 0 units authorized, issued, and outstanding at June 25, 2022 and 2 units authorized, 1 unit issued and outstanding at September 25, 2021	—	232,278
Preferred units, Class B, 0 units authorized, issued, and outstanding at June 25, 2022 and 1 unit authorized, issued, and outstanding at September 25, 2021	—	459,007
Common units, Class C, 0 units authorized, issued, and outstanding at June 25, 2022 and 428,571 units authorized, issued, and outstanding at September 25, 2021	—	144,975
Equity (deficit):

Common voting units, Class A, 0 units authorized, issued, and outstanding at June 25, 2022 and 7,071,424 units authorized, 5,997,632 units issued and outstanding at September 25, 2021	—	16,809
Common shares, Class A, 3,000,000,000 shares authorized, 50,664,146 shares issued and outstanding at June 25, 2022	5	—
Common voting shares, Class V-1, 1,000,000,000 shares authorized, 60,844,573 shares issued and outstanding at June 25, 2022	6	—
Common voting shares, Class V-3, 450,000,000 shares authorized, 416,933,025 shares issued and outstanding at June 25, 2022	42	—
Additional paid-in capital - warrants	58,126	26,999
Additional paid-in capital	1,231,992	—
Accumulated deficit	(1,281,020)	(1,154,944)
Accumulated other comprehensive loss	(2,139)	(2,092)
Total stockholders' equity / members' deficit	7,012	(1,113,228)
Noncontrolling interest	66,116	—
Total equity (deficit)	73,128	(1,113,228)
Total liabilities, redeemable preferred and common units, and equity (deficit)	$612,831	$280,535

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Consolidated Statements of Operations
(in thousands, except share and per share information)

	For the Three Months Ended		For the Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenue:
Systems	$169,503	$125,268	$330,297	$142,028
Software maintenance and support	862	1,232	2,802	2,776
Operation services	5,187	4,987	15,801	15,401
Total revenue	175,552	131,487	348,900	160,205
Cost of revenue:
Systems	136,015	125,643	264,475	138,740
Software maintenance and support	1,269	702	3,224	2,257
Operation services	6,724	5,478	18,283	16,613
Total cost of revenue	144,008	131,823	285,982	157,610
Gross profit (loss)	31,544	(336)	62,918	2,595
Operating expenses:
Research and development expenses	35,140	20,934	80,679	52,477
Selling, general, and administrative expenses	29,435	16,508	68,306	41,007
Total operating expenses	64,575	37,442	148,985	93,484
Operating loss	(33,031)	(37,778)	(86,067)	(90,889)
Other income, net	156	7	236	59
Loss before income tax	(32,875)	(37,771)	(85,831)	(90,830)
Income tax benefit (expense)	—	—	—	—
Net loss	(32,875)	(37,771)	(85,831)	(90,830)
Net loss attributable to Legacy Warehouse unitholders prior to the Business Combination	(19,178)	(37,771)	(72,134)	(90,830)
Net loss attributable to noncontrolling interests	(12,383)	—	(12,383)	—
Net loss attributable to common stockholders	$(1,314)	$—	$(1,314)	$—

Loss per share of Class A Common Stock: (1)
Basic and Diluted	$(0.03)	$—	$(0.03)	$—
Weighted-average shares of Class A Common Stock outstanding:
Basic and Diluted	50,664,146	—	50,664,146	—
(1) Loss per share information has not been presented for periods prior to the Business Combination (as defined in Note 3, Business Combination), as it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Refer to Note 3, Business Combination for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net loss	$(32,875)	$(37,771)	$(85,831)	$(90,830)
Foreign currency translation adjustments	(98)	1,024	(47)	2,936
Total comprehensive loss	(32,973)	(36,747)	(85,878)	(87,894)
Comprehensive loss attributable to Legacy Warehouse unitholders prior to the Business Combination	(19,192)	(36,747)	(72,097)	(87,894)
Comprehensive loss attributable to noncontrolling interests	(13,187)	—	(13,187)	—
Total comprehensive loss attributable to common stockholders	$(594)	$—	$(594)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit)
(in thousands, except unit and share information)

	Three Months Ended June 25, 2022
	Redeemable Preferred and Common Units														Additional Paid-In Capital - Warrants	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Common Units, Class C		Preferred Units, Class B-1		Preferred Units, Class B		Common Voting Units, Class A		Common Shares, Class A		Common Voting Shares, Class V-1		Common Voting Shares, Class V-3
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 26, 2022	428,571	$168,613	1	$238,085	1	$470,482	6,444,373	$217,604	—	$—	—	$—	—	$—	$—	$—	$(2,041)	$(1,248,771)	$—	$(1,033,208)
Retroactive application of recapitalization ratio (1)	24,493,538	—	24,041,299	—	47,508,299	—	388,481,909	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjusted balance, beginning of period	24,922,109	$168,613	24,041,300	$238,085	47,508,300	$470,482	394,926,282	$217,604	—	$—	—	$—	—	$—	$—	$—	$(2,041)	$(1,248,771)	$—	$(1,033,208)
Granted	560,524	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited	(560,524)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unit-based compensation	—	3	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of class C Units to redemption value	—	4,844	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,844)	—	(4,844)
Preferred Return	—	—	—	2,323	—	4,590	—	—	—	—	—	—	—	—	—	—	—	(6,913)	—	(6,913)
Provision for warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	74,280	—	—	—	—	74,280
Exercise of warrants	—	—	—	—	—	—	16,379,606	120,134	—	—	—	—	—	—	(16,154)	—	—	—	—	103,980
Net loss pre business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,178)	—	(19,178)
Other comprehensive loss pre business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14)	—	—	(14)
Recapitalization of Preferred Units, Class C Units, Class A Voting Units, and creation of NCI (net of transaction costs of $37,104)	(24,922,109)	(173,460)	(24,041,300)	(240,408)	(47,508,300)	(475,072)	(411,305,888)	(337,738)	—	—	60,844,573	6	416,933,025	42	—	1,191,567	—	—	(301,973)	551,904
Recapitalization of SVF equity, PIPE, and FPA (net of transaction costs of $30,315)	—	—	—	—	—	—	—	—	50,664,146	5	—	—	—	—	—	40,425	—	—	381,276	421,706
Net loss post business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,314)	(12,383)	(13,697)
Other comprehensive loss post business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(84)	—	(804)	(888)
Balance at June 25, 2022	—	$—	—	$—	—	$—	—	$—	50,664,146	$5	60,844,573	$6	416,933,025	$42	$58,126	$1,231,992	$(2,139)	$(1,281,020)	$66,116	$73,128
(1) As part of the Business Combination (as disclosed in Note 3, Business Combination and Note 12, Membership Interests), all per share information has been retroactively adjusted using the Exchange Ratio as stipulated by the Merger Agreement

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit)
(in thousands, except unit and share information)

	Three Months Ended June 26, 2021
	Redeemable Preferred and Common Units								Additional Paid-In Capital - Warrants	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity (Deficit)
	Common Units, Class C		Preferred Units, Class B-1		Preferred Units, Class B		Common Voting Units, Class A
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at March 27, 2021	428,571	$1,874	1	$226,748	1	$448,078	5,997,632	$16,809	$—	$(2,506)	$(926,186)	$(911,883)
Retroactive application of recapitalization ratio (1)	24,493,538	—	24,041,299	—	47,508,299	—	361,551,314	—	—	—	—	—
Adjusted balance, beginning of period	24,922,109	$1,874	24,041,300	$226,748	47,508,300	$448,078	367,548,946	$16,809	$—	$(2,506)	$(926,186)	$(911,883)
Granted	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—	—	—	—	—
Unit-based compensation	—	30	—	—	—	—	—	—	—	—	—	—
Accretion of Class C Units to redemption value	—	53,251	—	—	—	—	—	—	—	—	(53,251)	(53,251)
Preferred Return	—	—	—	2,765	—	5,464	—	—	—	—	(8,229)	(8,229)
Provision for warrants	—	—	—	—	—	—	—	—	26,999	—	—	26,999
Net loss	—	—	—	—	—	—	—	—	—	—	(37,771)	(37,771)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	1,024	—	1,024
Balance at June 26, 2021	24,922,109	$55,155	24,041,300	$229,513	47,508,300	$453,542	367,548,946	$16,809	$26,999	$(1,482)	$(1,025,437)	$(983,111)
(1) As part of the Business Combination (as disclosed in Note 3, Business Combination and Note 12, Membership Interests), all per share information has been retroactively adjusted using the Exchange Ratio as stipulated by the Merger Agreement

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit)
(in thousands, except unit and share information)

	Nine Months Ended June 25, 2022
	Redeemable Preferred and Common Units														Additional Paid-In Capital - Warrants	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Common Units, Class C		Preferred Units, Class B-1		Preferred Units, Class B		Common Voting Units, Class A		Common Shares, Class A		Common Voting Shares, Class V-1		Common Voting Shares, Class V-3
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 25, 2021	428,571	$144,975	1	$232,278	1	$459,007	5,997,632	$16,809	—	$—	—	$—	—	$—	$26,999	$—	$(2,092)	$(1,154,944)	$—	$(1,113,228)
Retroactive application of recapitalization ratio (1)	24,493,538	—	24,041,299	—	47,508,299	—	361,551,314	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjusted balance, beginning of period	24,922,109	$144,975	24,041,300	$232,278	47,508,300	$459,007	367,548,946	$16,809	—	$—	—	$—	—	$—	$26,999	$—	$(2,092)	$(1,154,944)	$—	$(1,113,228)
Granted	1,052,952	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited	(1,052,952)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unit-based compensation	—	52	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Class C Units to redemption value	—	28,433	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,433)	—	(28,433)
Preferred Return	—	—	—	8,130	—	16,065	—	—	—	—	—	—	—	—	—	—	—	(24,195)	—	(24,195)
Provision for warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	74,280	—	—	—	—	74,280
Exercise of warrants	—	—	—	—	—	—	43,756,942	320,929	—	—	—	—	—	—	(43,153)	—	—	—	—	277,776
Net loss pre business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(72,134)	—	(72,134)
Other comprehensive loss pre business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	37	—	—	37
Recapitalization of Preferred Units, Class C Units, Class A Voting Units, and creation of NCI (net of transaction costs of $37,104)	(24,922,109)	(173,460)	(24,041,300)	(240,408)	(47,508,300)	(475,072)	(411,305,888)	(337,738)	—	—	60,844,573	6	416,933,025	42	—	1,191,567	—	—	(301,973)	551,904
Recapitalization of SVF equity, PIPE, and FPA (net of transaction costs of $30,315)	—	—	—	—	—	—	—	—	50,664,146	5	—	—	—	—	—	40,425	—	—	381,276	421,706
Net loss post business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,314)	(12,383)	(13,697)
Other comprehensive loss post business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(84)	—	(804)	(888)
Balance at June 25, 2022	—	$—	—	$—	—	$—	—	$—	50,664,146	$5	60,844,573	$6	416,933,025	$42	$58,126	$1,231,992	$(2,139)	$(1,281,020)	$66,116	$73,128
(1) As part of the Business Combination (as disclosed in Note 3, Business Combination and Note 12, Membership Interests), all per share information has been retroactively adjusted using the Exchange Ratio as stipulated by the Merger Agreement

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit)
(in thousands, except unit and share information)

	Nine Months Ended June 26, 2021
	Redeemable Preferred and Common Units								Additional Paid-In Capital - Warrants	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity (Deficit)
	Common Units, Class C		Preferred Units, Class B-1		Preferred Units, Class B		Common Voting Units, Class A
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at September 26, 2020	428,571	$2,025	1	$221,217	1	$437,149	5,997,632	$16,809	$—	$(4,418)	$(856,858)	$(844,467)
Retroactive application of recapitalization ratio (1)	24,493,538	—	24,041,299	—	47,508,299	—	361,551,314	—	—	—	—	—
Adjusted balance, beginning of period	24,922,109	$2,025	24,041,300	$221,217	47,508,300	$437,149	367,548,946	$16,809	$—	$(4,418)	$(856,858)	$(844,467)
Granted	1,834,277	—	—	—	—	—	—	—	—	—	—	—
Forfeited	(1,834,277)	—	—	—	—	—	—	—	—	—	—	—
Unit-based compensation	—	70	—	—	—	—	—	—	—	—	—	—
Accretion of Class C Units to redemption value	—	53,060	—	—	—	—	—	—	—	—	(53,060)	(53,060)
Preferred Return	—	—	—	8,296	—	16,393	—	—	—	—	(24,689)	(24,689)
Provision for warrants	—	—	—	—	—	—	—	—	26,999	—	—	26,999
Net loss	—	—	—	—	—	—	—	—	—	—	(90,830)	(90,830)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	2,936	—	2,936
Balance at June 26, 2021	24,922,109	$55,155	24,041,300	$229,513	47,508,300	$453,542	367,548,946	$16,809	$26,999	$(1,482)	$(1,025,437)	$(983,111)
(1) As part of the Business Combination (as disclosed in Note 3, Business Combination and Note 12, Membership Interests), all per share information has been retroactively adjusted using the Exchange Ratio as stipulated by the Merger Agreement

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Consolidated Statements of Changes of Cash Flows
(in thousands)

	For the Nine Months Ended
	June 25, 2022	June 26, 2021
Cash flows from operating activities:
Net loss	$(85,831)	$(90,830)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,200	3,208
Foreign currency losses	(22)	47
Loss on abandonment of assets	4,098	—
Unit-based compensation	50	70
Changes in operating assets and liabilities:
Accounts receivable	344	(14,533)
Inventories	(93,944)	(6,592)
Prepaid expenses and other current assets	(43,069)	3,110
Deferred expenses	(61)	96,165
Other long-term assets	10	1,603
Accounts payable	69,091	7,429
Accrued expenses	12,741	6,273
Deferred revenue	33,674	89,152
Other long-term liabilities	1,990	922
Net cash and cash equivalents provided by (used in) operating activities	(96,729)	96,024
Cash flows from investing activities:
Purchases of property and equipment	(10,769)	(5,333)
Net cash and cash equivalents used in investing activities	(10,769)	(5,333)
Cash flows from financing activities:
Net proceeds from equity infusion from the Business Combination	384,672	—
Purchase of interest from non-controlling interest	(300,000)	—
Proceeds from exercise of warrants	277,776	—
Net cash and cash equivalents provided by financing activities	362,448	—
Effect of exchange rate changes on cash and cash equivalents	78	(50)
Net increase in cash and cash equivalents	255,028	90,641
Cash and cash equivalents — beginning of period	156,634	58,264
Cash and cash equivalents — end of period	$411,662	$148,905

Non-cash financing activities:
Preferred Return, Class B-1	8,130	8,296
Preferred Return, Class B	16,065	16,393
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Operations
SVF Investment Corp. 3, formerly known as SVF Investment III Corp., (“SVF 3” and, after the Domestication as described below, “Symbotic” or the “Company”) was a blank check company incorporated as a Cayman Islands exempted company on December 11, 2020. SVF 3 was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. Warehouse Technologies LLC (“Legacy Warehouse”), a New Hampshire limited liability company, was formed in December 2006 to make investments in companies that develop new technologies to improve operating efficiencies in modern warehouses. Symbotic LLC (“Symbotic US”), a technology company that develops and commercializes innovative technologies for use within warehouse operations and Symbotic Group Holdings, ULC (“Symbotic Canada”) were wholly owned subsidiaries of Legacy Warehouse. On December 12, 2021, (i) SVF 3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legacy Warehouse, Symbotic Holdings LLC, a Delaware limited liability company (“Symbotic Holdings”), and Saturn Acquisition (DE) Corp., a Delaware corporation and wholly owned subsidiary of SVF 3 (“Merger Sub”) and (ii) Legacy Warehouse entered into an Agreement and Plan of Merger (the “Company Merger Agreement”) with Symbotic Holdings.
On June 7, 2022, as contemplated by the Company Merger Agreement, Legacy Warehouse merged with and into Symbotic Holdings (the “Company Reorganization”), with Symbotic Holdings surviving the merger (“Interim Symbotic”). Immediately following such merger, on June 7, 2022, as contemplated by the Merger Agreement, SVF 3 filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SVF 3 was transferred by way of continuation from the Cayman Islands and domesticated as a Delaware corporation, changing its name to “Symbotic Inc." (the “Domestication”). Immediately following the Domestication of SVF 3, on June 7, 2022, as contemplated by the Merger Agreement, SVF 3, Symbotic Holdings, and Merger Sub merged with and into Interim Symbotic (the "Merger” and, together with the Company Reorganization, the “Business Combination”), with Interim Symbotic surviving the merger as a subsidiary of Symbotic (“New Symbotic Holdings”). The Business Combination is further described in Note 3, Business Combination.
Symbotic is an automation technology company established to develop technologies to improve operating efficiencies in modern warehouses. The Company's vision is to make the supply chain work better for everyone. The Company does this by developing innovative, end-to-end technology solutions that dramatically improve supply chain operations. The Company currently automates the processing of pallets and cases in large warehouses or distribution centers for some of the largest retail companies in the world. Its systems enhance operations at the front end of the supply chain, and therefore benefit all supply partners further down the chain, irrespective of fulfillment strategy.
The Company's headquarters are located in Wilmington, Massachusetts, and its Canadian headquarters are located in Montreal, Quebec.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in the Company's annual audited consolidated financial statements and accompanying notes prepared in accordance with GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto as of and for the year ended September 25, 2021, which are included within Post-Effective Amendment No. 1 to SVF 3's Registration Statement on Form S-4 (Registration No. 333-262529), which was filed with the SEC on May 23, 2022. The September 25, 2021 consolidated balance sheet included herein is derived from the Company's audited consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the accounts of wholly-owned and majority-owned subsidiaries and the ownership interest of the minority investor is recorded as a non-controlling interest in a subsidiary. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
The Company operates and reports using a 52-53 week fiscal year ending on the last Saturday of September of each calendar year. Each of the Company’s fiscal quarters end on the last Saturday of the third month of each quarter.
Business Combination
The Business Combination was accounted for as a reverse recapitalization as Legacy Warehouse was determined to be the accounting acquirer under Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. This determination was primarily based on Legacy Warehouse comprising the ongoing operations of the combined entity, Legacy Warehouse's senior management comprising the majority of the senior management of the combined company, and the prior shareholders of Legacy Warehouse owning a majority of the voting power of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity upon consummation of the Business Combination represented a continuation of the financial statements of Legacy Warehouse with the merger being treated as the equivalent of Legacy Warehouse issuing stock for the net assets of SVF 3, accompanied by a recapitalization. Operations prior to the Business Combination are presented as those of Legacy Warehouse in future reports of the combined entity. The recapitalization had no effect on reported net loss and comprehensive loss, cash flows, total assets, or members' deficit as previously reported. See Note 3, Business Combination, for additional information.
The Business Combination resulted in an umbrella partnership corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies (operating as partnerships) undertaking an initial public offering. The Up-C structure allowed Legacy Warehouse equity holders (the "Legacy Warehouse Holders”) to retain their equity ownership in Symbotic Holdings, an entity that is classified as a partnership for U.S. federal income tax purposes, and provides potential future tax benefits for Symbotic when the Legacy Warehouse Holders ultimately redeem their pass-through interests for shares of Class A common stock in Symbotic Inc. Under the terms of the Tax Receivable Agreement (“TRA”), 85% of these potential future tax benefits realized by Symbotic Inc. as a result of such redemptions will be paid to certain Legacy Warehouse Holders (the “TRA Holders”).
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ materially from management’s estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue, useful lives and realizability of long-lived assets, accounting for income taxes and related valuation allowances, and unit-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience.
The COVID-19 pandemic has resulted in a sustained global slowdown of economic activity that has decreased demand for a broad variety of goods and services, including from our customers. While we have not experienced significant disruptions from the COVID-19 pandemic during the first three quarters of fiscal 2022, we are unable to accurately predict the extent to which the COVID-19 pandemic may impact our business, results of operations, and financial condition going forward. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions, and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.

Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements and related notes thereto as of and for the year ended September 25, 2021. Other than those noted below, there have been no material changes to the significant accounting policies during the nine month period ended June 25, 2022.
Noncontrolling Interests
Noncontrolling interest represents the portion of Symbotic Inc. that the Company controls and consolidates but does not own. The noncontrolling interest was created as a result of the Business Combination by issuing non-economic shares to the prior investors in Legacy Warehouse. The Company recognizes each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interests are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. The Company allocates net income or loss to noncontrolling interests based on the weighted average ownership interest during the period. The net income or loss attributable to noncontrolling interests is reflected in the Consolidated Statements of Operations. The Company does not recognize a gain or loss on transactions with a consolidated entity in which it does not own 100% of the equity, but the Company reflects the difference in cash received or paid from the noncontrolling interests and carrying amount as additional paid-in capital.
Class V-1 and Class V-3 shares are exchangeable, along with common units of Symbotic Holdings, into an equal number of the Company’s Class A common stock. Class A common stock issued upon exchange of a holder’s noncontrolling interest is accounted for at the carrying value of the surrendered limited partnership interest and the difference between the carrying value and the fair value of the Class A common stock issued is recorded to additional paid-in-capital.
Income Taxes
As a result of the Business Combination, the Company was appointed as the sole managing member of Symbotic Holdings. Symbotic Holdings is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income taxes. Any taxable income or loss generated by Symbotic Holdings is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis, subject to applicable tax regulations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of Symbotic Holdings. While the overall entity was previously treated as a partnership for U.S. income tax purposes prior to the close of the Business Combination, the Company also had foreign subsidiaries that are subject to tax in their home jurisdictions. Refer to Note 8, Income Taxes, for further details.
The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes (“ASC Topic 740”), which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company calculates the interim tax provision in accordance with the provisions of ASC Subtopic 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates the annual effective income tax rate (“AETR”) and applies the estimated rate to the year-to-date income or loss before income taxes.
ASC Topic 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. The Company has reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that the Company’s assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. The Company reports income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.

Emerging Growth Company
We are an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has not elected to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. As the Company qualifies as an EGC, the guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is in the process of aggregating and evaluating lease arrangements and implementing new processes to capture the required information to implement ASU 2016-02. The Company expects the adoption will result in a material increase in its assets and liabilities upon adoption. The impact on the Company’s results of operations and cash flows is not expected to be material.
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments. This may result in the earlier recognition of allowances for losses. The guidance is effective to the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the new standard to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes—Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. The guidance is effective to the Company for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not expect the new standard to have a material impact on its consolidated financial statements.
Other recent accounting pronouncements that are or will be applicable to the Company did not, or are not expected to, have a material impact on the Company’s present or future financial statements.
3. Business Combination
On June 7, 2022 (the “Closing”), SVF 3 consummated the Business Combination pursuant to the Merger Agreement and Company Merger Agreement. In connection with the consummation of the Business Combination, the registrant changed its name from SVF Investment Corp. 3 to Symbotic Inc.
As a result of and upon the effective time of the Domestication, among other things, each of the then-issued and outstanding Class A ordinary shares, par value $0.0001 per share, of SVF 3 (“SVF Class A Ordinary Shares”) automatically converted, on a one-for-one basis, into a share of Class A Common Stock, par value $0.0001 per share, of Symbotic (“Class A Common Stock”), and each of the then-issued and outstanding Class B ordinary shares, par value $0.0001 per share, of SVF 3 (“SVF Class B Ordinary Shares”) automatically converted, on a one-for-one basis, into a share of Class B common stock, par value $0.0001 per share, of Symbotic (“Class B Common Stock”).
In connection with the Closing, as contemplated by the Merger Agreement and Company Merger Agreement:
•Legacy Warehouse merged with and into Symbotic Holdings, with Interim Symbotic surviving the merger;
•Merger Sub merged with and into Interim Symbotic, with Interim Symbotic surviving the merger as a subsidiary of Symbotic;

•at the effective time of the Merger (the “Effective Time”), New Symbotic Holdings entered into the Second Amended and Restated Limited Liability Company Agreement of Symbotic Holdings LLC (the “New Symbotic Holdings LLC Agreement”), which, among other things, provided that Symbotic will be the managing member of New Symbotic Holdings; and
•at the Effective Time, each common unit of Interim Symbotic that was issued and outstanding immediately prior to the Effective Time was converted into the right to receive a number of common units in New Symbotic Holdings (“New Symbotic Holdings Common Units”), which New Symbotic Holdings Common Units entitle the holder to the distributions, allocations and other rights under the New Symbotic Holdings LLC Agreement, and an equal number of either shares of Class V-1 common stock, par value $0.0001, of Symbotic (“Class V-1 Common Stock”) or shares of Class V-3 common stock, par value $0.0001, of Symbotic (“Class V-3 Common Stock”), as well as the contingent right to receive certain earnout interests, in each case, as set forth in the Merger Agreement.
Following the Business Combination, consistent with the Up-C structure, Legacy Warehouse unitholders hold their economic interests directly in New Symbotic Holdings. All other investors, including SVF 3 shareholders, hold their economic interests through Symbotic Inc. Legacy Warehouse unitholders will also hold voting interests in Symbotic Inc. in the form of voting stock with no economic rights (including rights to dividends and distributions upon liquidation). The Company issued an aggregate of 60,844,573 shares of Class V-1 Common Stock and 416,933,025 shares of Class V-3 Common Stock, each of which is exchangeable, together with a New Symbotic Holdings Common Unit, into an equal number of Class A Common Stock. Each of the then-issued and outstanding shares of Class B Common Stock were converted into a share of Class A Common Stock at the Effective Time.
Pursuant to the Merger Agreement, the Legacy Warehouse unitholders are entitled to receive an aggregate of up to 20.0 million New Symbotic Holdings Common Units and an equal number of shares of the Company's Class V-1 Common Stock (“Earnout Shares”). The Earnout Shares are issued if the Class A common stock volume weighted average price of shares is greater than or equal to $12.00 (“Triggering Event I”), $14.00 (“Triggering Event II”), and $16.00 (“Triggering Event III”) per share for a certain period of time. A total of 6,666,667 Earnout Shares are issued upon Triggering Event I, 6,666,667 Earnout Shares are issued upon Triggering Event II, and 6,666,666 Earnout Shares are issued upon Triggering Event III. As of June 25, 2022, no Earnout Shares were issued. The Company accounts for the potential earnout shares as a component of shareholders' equity in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815, Derivatives and Hedging. Due to the absence of retained earnings, this was recorded as an increase in additional paid-in capital with an offsetting amount recorded in the same account.
In connection with the Domestication, the 9,040,000 shares held by SVF 3 insiders (“Sponsor Shares”) converted to the Company's Class A Common Stock. Pursuant to a letter agreement entered into in connection with the Merger Agreement (i) 60% or 5,424,000 Sponsor Shares vested at the Closing, (ii) 20% or 1,808,000 Sponsor Shares will vest at such time as Triggering Event I occurs on or before the seventh anniversary of the Closing, and (iii) 20% or 1,808,000 of the Sponsor Shares will vest at such time as Triggering Event II occurs on or before the seventh anniversary of the Closing. Any Sponsor Shares that remain unvested after the seventh anniversary of the Closing will be forfeited. The Company accounts for the potential vesting of Sponsor Shares as a component of stockholders' equity in accordance with the guidance in ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivatives and Hedging. Due to the absence of retained earnings, this was recorded as an increase in additional paid-in capital with an offsetting amount recorded in the same account.
Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements with certain investors (the “PIPE”), pursuant to which the PIPE investors purchased, immediately prior to the closing, an aggregate of 20.5 million shares of the Company's Class A common stock at a purchase price of $10.00 per share.
In connection with SVF 3's initial public offering (“IPO”), SVF 3 entered into a forward purchase agreement (the “FPA”) with SVF II SPAC Investment 3 (DE) LLC (the “Forward Purchase Investor"), an affiliate of the sponsor of SVF 3, SVF Sponsor III (DE) LLC, pursuant to which the Forward Purchase Investor elected to purchase an aggregate of $200.0 million Class A common shares for $10.00 per share, or 20.0 million Class A common shares. The Forward Purchase was consummated immediately prior to the consummation of the Merger.
Following the Closing, the Company purchased from an affiliated entity of the Symbotic founder Common Units in New Symbotic Holdings for $300.0 million, which were immediately cancelled following the consummation of the purchase. Upon the Closing, the Company received net cash proceeds of $84.7 million. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of stockholders' equity for the nine months ended June 25, 2022 (in thousands):

Amount
Cash proceeds from SVF 3, net of redemptions	$47,021
Cash proceeds from PIPE Financing	205,000
Cash proceeds from forward purchase agreement	200,000
Less: cash payment of transaction expenses and underwriting fees - SVF 3	(30,315)
Net cash proceeds from the Business Combination and PIPE Financing	421,706
Less: repurchase by Symbotic Inc. of New Symbotic Holdings Common Units	(300,000)
Cash received for Class V-1 and Class V-3 Common Stock	70
Less: transaction expenses - Symbotic	(37,104)
Net contributions from the Business Combination	$84,672
The total number of shares of the Company's common stock outstanding immediately following the Closing of the Business Combination was 528,441,744, comprised as follows:

Shares
Class A - Public Stockholders	4,540,146
Class A - Sponsor Shares (1) (4)	5,624,000
Class A - Subscription Agreements	20,500,000
Class A - Forward Purchase Agreement	20,000,000
Class V-1 Legacy Warehouse Holders (1) (2) (3)	60,844,573
Class V-3 Legacy Warehouse Holders (1) (3)	416,933,025
Total Shares at Closing	528,441,744
(1) Excludes 20,000,000 Earnout Interests and 3,616,000 Sponsor Shares subject to vesting based on achievement of certain share price targets.
(2) Excludes approximately 15,870,411 unvested warrant units.
(3) Class V-1 and V-3 common stock are non-economic and carry one and three votes per share, respectively, whereas Class A Common Stock are economic shares and have one vote per share.
(4) Includes 200,000 shares issued as part of a working capital loan settlement.
The Company incurred $37.1 million in transaction costs relating to the Business Combination with SVF 3, which has been offset against additional paid-in capital in the Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit).
4. Noncontrolling Interests
Upon completion of the Business Combination, Symbotic Inc. issued an aggregate of 60,844,573 shares of Symbotic Class V-1 Common Stock and 416,933,025 shares of Symbotic Class V-3 Common Stock, excluding earnouts, each of which is exchangeable, together with a New Symbotic Holdings Common Unit, into an equal number of Class A Common Stock. Class V-1 and Class V-3 Common Stock are non-economic voting shares in Symbotic Inc. where Class V-1 Common Stock have one vote per share and Class V-3 Common Stock have three votes per share. Class V-3 Common Stock can convert into Class V-1 Common Stock in certain situations, including automatically, seven years following the Business Combination.
The financial results of Legacy Warehouse were consolidated into Symbotic Inc. and 90.4% of the consolidated net loss during the period June 7, 2022 through June 25, 2022 were allocated to noncontrolling interests (“NCI”).
The following table summarizes the ownership of Symbotic Inc. stock, excluding earnouts, for the period beginning June 7, 2022, the closing of the Business Combination, and ending June 25, 2022.

	Common Shares, Class A	Common Voting Shares, Class V-1 and V-3	Total	Common Shares, Class A	Common Voting Shares, Class V-1 and V-3	Total
Beginning of period	—	—	—
Issuance	50,664,146	477,777,598	528,441,744	9.6%	90.4%	100%
End of period	50,664,146	477,777,598	528,441,744	9.6%	90.4%	100%
5. Revenue
The Company generates revenue through its design and installation of modular inventory management systems (the “Systems”) to automate customers’ depalletizing, storage, selection, and palletization warehousing processes. The Systems have both a hardware component and an embedded software component that enables the system to be programmed to operate within specific customer environments. The Company enters into contracts with customers that can include various combinations of services to design and install the Systems. These services are generally distinct and accounted for as separate performance obligations. As a result, each customer contract may contain multiple performance obligations. The Company determines whether performance obligations are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether the Company’s commitment to provide the services to the customer is separately identifiable from other obligations in the contract.
The Company recognizes revenue upon transfer of control of promised goods or services in a contract with a customer, generally as title and risk of loss pass to the customer, in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized only to the extent that it is probable that a significant reversal of revenue will not occur and when collection is considered probable. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue. Shipping and handling costs billed to customers are included in revenue and the related costs are included in cost of revenue when control transfers to the customer. The Company presents amounts collected from customers for sales and other taxes net of the related amounts remitted.
The design, assembly, and installation of a system includes substantive customer-specified acceptance criteria that allow the customer to accept or reject systems that do not meet the customer’s specifications. When the Company cannot objectively determine that acceptance criteria will be met upon contract inception, revenue relating to systems is deferred and recognized at a point in time upon final acceptance from the customer. If acceptance can be reasonably certain upon contract inception, revenue is recognized over time based on an input method, using a cost-to-cost measure of progress. During fiscal year 2021, the Company was able to objectively determine that acceptance criteria will be met upon contract inception, and as such, for contracts with customers entered into during fiscal year 2021 and fiscal year 2022, revenue related to systems is accounted for over time as described above. For all other contracts with customers entered into prior to fiscal year 2021, revenue relating to systems is deferred and recognized at a point in time upon final acceptance, which is when the customer has obtained control of the system.
Disaggregation of Revenue
The Company provides disaggregation of revenue based on product and service type on the consolidated statements of operations as it believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.

Contract Balances
The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers (in thousands). The Company's contract assets consist of unbilled receivables, and are included within prepaid expenses and other current assets on the consolidated balance sheet.

	Period Ended
	June 25, 2022	September 25, 2021
Accounts receivable	$2,549	$63,370
Contract assets	$37,274	$—
Contract liabilities	$379,019	$475,956
The change in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company's performance obligations are typically satisfied over time as work is performed. Payment from customers can vary, and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. During the nine months ended June 25, 2022 and June 26, 2021, the Company recognized $305.7 million and $88.4 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of June 25, 2022 was $11.3 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement with Walmart Inc. (“Walmart”) to implement Systems in all of Walmart's 42 regional distribution centers. The definition of remaining performance obligations excludes: (i) any variable consideration, including future adjustments for inflation or deflation, and (ii) those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty. The Company expects to recognize approximately 6% of its remaining performance obligations as revenue in the next 12 months, and the remaining thereafter, depending on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
Significant Customers
For the three months ended June 25, 2022, there was one customer that individually accounted for 10% or more of total revenue, which represented 96% of the Company's total revenue. For the three months ended June 26, 2021, there were two customers that individually accounted for 10% or more of total revenue, which in the aggregate represented 97% of the Company’s total revenue. For the three months ended June 26, 2021, these two customers individually accounted for 74% and 23% of the Company's total revenue. For the nine months ended June 25, 2022, there was one customer that individually accounted for 10% or more of total revenue, which represented 93% of the Company's total revenue. For the nine months ended June 26, 2021, there were two customers that individually accounted for 10% or more of total revenue, which in the aggregate represented 94% of the Company's total revenue. For the nine months ended June 26, 2021, these two customers individually accounted for 73% and 21% of the Company's total revenue. At June 25, 2022, there were three customers that accounted for 94% of the Company’s accounts receivable balance, and four customers that accounted for 100% of the Company’s accounts receivable balance at September 25, 2021. At June 25, 2022, individually these three customers accounted for approximately 39%, 29%, and 26% of the Company's accounts receivable balance. At September 25, 2021, individually these four customers accounted for approximately 97%, 1%, 1%, and 1% of the Company's accounts receivable balance. The concentration in the volume of business transacted with these customers may lead to a material impact on the Company's results from operations if a total or partial loss of the business relationship were to occur. As of the date of the issuance of these financial statements, the Company is not aware of any specific event or circumstance which would result in a material adverse impact to its results of operations or liquidity and financial condition.

6. Inventories
Inventories at June 25, 2022 and September 25, 2021 consist of the following (in thousands):

	June 25, 2022	September 25, 2021
Raw materials and components	$117,088	$33,065
Finished goods	9,897	496
Total inventories	$126,985	$33,561
7. Property and Equipment
Property and equipment at June 25, 2022 and September 25, 2021 consists of the following (in thousands):

	June 25, 2022	September 25, 2021
Computer equipment and software, furniture and fixtures, and test equipment	$39,940	$34,268
Leasehold improvements	2,918	2,909
Total property and equipment	42,858	37,177
Less accumulated depreciation	(22,348)	(18,560)
Property and equipment, net	$20,510	$18,617
Depreciation expense was $1.3 million for the three months ended June 25, 2022, $3.9 million for the nine months ended June 25, 2022, $1.3 million for the three months ended June 26, 2021, and $2.9 million for the nine months ended June 26, 2021.
8. Income Taxes
As a result of the Business Combination, the Company was appointed as the sole managing member of Symbotic Holdings. Symbotic Holdings is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, Symbotic Holdings is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Symbotic Holdings is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis, subject to applicable tax regulations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of Symbotic Holdings. The Company's foreign subsidiaries are subject to income tax in its local jurisdictions. The Company does not currently have any ongoing income tax examinations.
The Company recorded zero income tax expense for the period of June 7, 2022, through June 25, 2022, which is the period following the Business Combination, as the Company incurred a pre-tax loss for the period and recorded a full valuation allowance against its deferred tax assets. Prior to the close of the Business Combination, the Company's financial reporting predecessor, Legacy Warehouse was treated as a pass-through entity for tax purposes and no provision, except for certain foreign subsidiaries which are taxed in their respective foreign jurisdictions, was made in the consolidated financial statements for income taxes. Any income tax items for the periods prior to the close of the Business Combination are related to the applicable subsidiary companies that are subject to foreign income tax. In fiscal year 2021 Legacy Warehouse was treated as a pass-through entity for tax purposes and had certain foreign subsidiaries. No income tax expense was recorded in 2021 due to Legacy Warehouse's pass-through status and foreign subsidiaries having a full valuation allowance against their deferred tax assets.
Deferred taxes for the applicable subsidiary companies are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses and other tax credit carryforwards. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.
This effective tax rate differs from the current U.S. federal income tax rate and the statutory rates apportioned to each state and local jurisdiction primarily due to the effect of the full valuation allowance against net deferred tax assets.
The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC Topic 740, the Company assesses whether it is more-likely-than-not that some or all of its deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. The Company considers the nature, frequency, and severity of current and cumulative losses as well as the reversal of existing deferred tax liabilities, historical and forecasted taxable income (exclusive of reversing temporary differences and carryforwards) in its assessment. In evaluating such projections, the Company considers its history of profitability and cumulative earnings/losses, the competitive environment, and general economic conditions. In addition, the Company considers the time frame over which it would take to utilize the deferred tax assets prior to their expiration. Changes in estimates of future taxable income will affect the Company's estimate of the realization of the tax benefits of these tax carryforwards. To the extent the Company generates sufficient taxable income in the future to fully utilize the tax benefits of the net deferred tax assets on which a valuation allowance was recorded, the effective tax rate may change as the valuation allowance is reversed.
The Company does not believe it is more-likely-than-not all of its deferred tax assets will be realized and has therefore recorded a valuation allowance against its deferred tax assets which, as of June 25, 2022, are not expected to be realized.
The Company bases its estimate of deferred tax assets and liabilities on current tax laws and rates. In certain cases, the Company also bases its estimate on business plan forecasts and other expectations about future outcomes. Changes in existing tax laws or rates could affect the Company's actual tax results, and future business results may affect the amount of the Company's deferred tax liabilities or the valuation of the Company's deferred tax assets over time. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods it is possible that actual results could differ from the estimates used in previous analyses. Differences between the anticipated and actual outcomes of these future results could have a material impact on the Company's consolidated results of operations and/or financial position.
The Company remains subject to periodic audits and reviews by the taxing authorities, and the Company’s returns since its formation remain open for examination.
Tax Receivable Agreement
As of June 25, 2022 future payments under the TRA with respect to the purchase of Symbotic Holdings Units which occurred as part of the Business Combination are expected to be $107.0 million. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by the Company as a result of exchanges by its pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income before taxes on the consolidated statement of operations in the period in which the change occurs. As of June 25, 2022, no TRA liability was recorded based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset.
9. Fair Value Measures
The fair value measurement accounting standards establish a framework for measuring fair value and expand disclosures about fair value measurements. The standard does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. This pronouncement also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability
The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of June 25, 2022 and September 25, 2021 (in thousands):

	June 25, 2022				September 25, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$396,306	$—	$—	$396,306	$152,204	$—	$—	$152,204
Total assets	$396,306	$—	$—	$396,306	$152,204	$—	$—	$152,204
The Company had no liabilities measured and recorded at fair value on a recurring basis as of June 25, 2022 and September 25, 2021.
10. Related Party Transactions
Insurance Coverage
The Company is covered under the C&S Wholesale Grocers, Inc. (“C&S”) workers’ compensation, general liability, auto liability risk, and technology errors and omissions insurance which C&S manages through the utilization of high deductible insurance policies. C&S is an affiliate of the Company as both entities are controlled by the same individual, collectively with certain family members and certain affiliated entities and trusts of the individual and his family members. The Company paid $0.7 million and $0.5 million to C&S related to this insurance coverage during the three months ended June 25, 2022 and June 26, 2021, respectively, and $1.7 million and $1.3 million during the nine months ended June 25, 2022 and June 26, 2021, respectively. The amounts were expensed to operations as incurred.
Aircraft Time Sharing Agreement
The Company has two separate agreements with C&S whereby the Company's officials, employees, and guests are permitted to use the two C&S aircrafts on an as-needed and as-available basis, with no minimum usage being required (the “Agreements”). As there is no defined period of time stated within these Agreements, the Company does not consider these to meet the definition of a lease, and as such, records payments in the period in which the obligation for the payment is incurred. The Company incurred expense of $0.2 million related to usage of the aircrafts for both of the three and nine months ended June 25, 2022.
Customer Contracts
The Company has customer contracts with C&S relating to software maintenance services and the operations of a warehouse automation system. Revenue of $0.9 million and $0.8 million and cost of revenue of $0.6 million and $0.5 million was recognized for the three months ended June 25, 2022 and June 26, 2021, respectively, relating to these customer contracts. Revenue of $2.6 million and $2.1 million and cost of revenue of $1.7 million and $1.7 million was recognized for the nine months ended June 25, 2022 and June 26, 2021, respectively, relating to these customer contracts. There were no accounts receivable due from C&S at June 25, 2022 and September 25, 2021. There was $0.8 million of deferred revenue relating to contracts with C&S at June 25, 2022 and $0.5 million of deferred revenue relating to contracts with C&S at September 25, 2021.

11. Commitments and Contingencies
Contingencies
Liabilities for any loss contingencies arising from claims, assessments, litigation, fines, penalties, and other matters are recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. As of June 25, 2022, the Company had made appropriate provisions related to such matters and does not believe that such matters will have a material adverse effect on the Company’s consolidated operations, financial position, or liquidity.
Indemnifications
In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of June 25, 2022 and September 25, 2021.
Warranty
The Company provides a limited warranty on its warehouse automation systems and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Balance at beginning of period	$4,390	$—	$3,735	$—
Provision	1,578	3,109	3,590	3,109
Warranty usage	(470)	(237)	(1,827)	(237)
Balance at end of period	$5,498	$2,872	$5,498	$2,872
12. Membership Interests
Prior to the Business Combination, the Company had authorized five classes of membership interests, consisting of a class of common units of the Company known as the Class A Common Units (the “Class A Units”), a class of preferred units of the Company known as the Class B Preferred Units (the “Class B Units”), a class of preferred units of the Company known as the Class B-1 Preferred Units (the “Class B-1 Units”), a class of preferred units of the Company known as the Class B-2 Preferred Units (the “Class B-2 Units”, and together with the Class B Units and the Class B-1 Units, the “Preferred Units”) and an additional class of common units of the Company to be granted to employees, officers, and directors pursuant to an incentive plan, known as the Class C Common Units (the “Class C Units” and, together with the Class A Units, the “Common Units,” and the Common Units together with the Preferred Units, the “Units”).
Following the Business Combination, the Company has three classes of common stock, Class A Common Stock, Class V-1 Common Stock, and Class V-3 Common Stock (and together, the “Common Stock”).
As the Business Combination is accounted for as a reverse recapitalization, all periods prior to the Business Combination have been retroactively adjusted using the Exchange Ratio as stipulated by the Merger Agreement for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. The Class A Units were converted into Common Stock using an exchange ratio of 61.28 per share, the Class B Units were converted into Common Stock using an exchange ratio of 47,508,300.00 per share, the Class B-1 Units were converted into Common Stock using an exchange ratio of 24,041,300.00 per share, and the Class C Units were converted into Common Stock using an exchange ratio of 58.15 per share. This is presented within the consolidated statements of changes in redeemable preferred and common units and equity (deficit).

13. Net Loss per Share
Basic earnings per share of Class A common stock is computed by dividing net loss attributable to common shareholders by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net loss attributable to common shareholders adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of the potentially issuable shares would be anti-dilutive.
Prior to the Business Combination, the membership structure of Warehouse Technologies LLC included units which shared in the profits and losses of Warehouse Technologies LLC. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on June 7, 2022. The basic and diluted earnings per share for the three and nine months ended June 25, 2022 represent only the period of June 8, 2022 to June 25, 2022.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share information):

	Three Months Ended	Nine Months Ended
	June 25, 2022	June 25, 2022
Numerator - basic and diluted
Net loss	$(32,875)	$(85,831)
Less: Net loss attributable to Warehouse Technologies LLC unitholders prior to the Business Combination	(19,178)	(72,134)
Less: Net loss attributable to the noncontrolling interest post Business Combination	(12,383)	(12,383)
Net loss attributable to common shareholders	$(1,314)	$(1,314)
Denominator - basic and diluted
Weighted-average shares of Class A common shares outstanding	50,664,146	50,664,146
Loss per share of Class A common stock - basic and diluted	$(0.03)	$(0.03)
Shares of the Company’s Class V-1 and Class V-3 Voting Shares do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V-1 and Class V-3 Voting Shares common stock under the two-class method has not been presented.
At June 25, 2022, the Company excluded from the calculation of diluted earnings per share 60,844,573 shares of Class V-1 common stock, 416,933,025 shares of Class V-3 common stock, 15,870,411 unvested warrants, 20,000,000 Earnout Interests, and 3,616,000 Sponsor Shares as their effect would have been anti-dilutive.
14. Unit-based Compensation and Warrant Units
Class C Units
As further described in Note 12, Membership Interests, the Class C Units were converted into Common Stock upon consummation of the Business Combination.

The following is a summary of Class C Units outstanding and vested immediately prior to the consummation of the Business Combination:

Class C Units
Balance at September 25, 2021	428,571
Granted	18,107
Redeemed	—
Forfeited	(18,107)
Balance at June 7, 2022	428,571
Vested at June 7, 2022	375,930
The Company recognized less than $0.1 million as compensation expense associated with the Class C Units for both the September 25, 2021 through June 7, 2022 and March 26, 2022 through June 7, 2022 periods.
Valuation of Class C Units
The fair value of each Class C Unit granted during for the period March 26, 2022 through June 7, 2022 and year ended September 25, 2021 was estimated on the date of the award using a combination of the market approach and income approach, which utilizes a Black-Scholes option pricing model with the following assumptions:

	June 7, 2022	September 25, 2021
Dividend yield	—%	—%
Volatility (a)	45.00%	40.00%
Risk-free interest rate (b)	2.30%	0.29%
Expected term (years) (c)	2.00	2.00
(a)The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the Class C Units.
(b)The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the Class C Units.
(c)The expected term is based on estimated liquidity event timing, which is based on a combination of scenarios with one being based on the probability of an initial public offering and the other based on the expected timing of a potential exit event under a remain private scenario.
Value Appreciation Units
The following is a summary of Value Appreciation Units (“VAP Units”) outstanding and vested:

VAP Units
Balance at September 25, 2021	4,039,620
Granted	—
Exercised	(255,845)
Forfeited	(92,664)
Balance at June 25, 2022	3,691,111

Vested at June 25, 2022	3,629,643
Vested and exercisable at June 25, 2022	2,419,762
The Company recognized $10.1 million and $7.1 million as compensation expense associated with the VAP Units for the nine months ended June 25, 2022 and June 26, 2021, respectively. For the three months ended June 25, 2022 and June 26, 2021, the Company recognized $9.0 million and $7.2 million, respectively, as compensation expense associated with the VAP Units. As of June 25, 2022, unrecognized compensation expense related to the unvested portion of VAP Units was $0.4 million, which is expected to be recognized over a weighted average period of 1.3 years.

Warrant Units
On April 30, 2021, in connection with its entry into a Subscription Agreement with Walmart, the Company issued Walmart warrants to acquire up to an aggregate of 714,022 shares of Legacy Warehouse Class A Units (the “Warrants” and the Class A Units issuable thereunder, the “Warrant Units”), subject to certain vesting conditions. Warrants equivalent to 6.5% of the Company’s outstanding and issuable Common Units, or 446,741 units, vested upon the signing of the Subscription Agreement, and had a grant date fair value of $60.44 per unit. Warrants equivalent to up to 3.5% of the Company’s outstanding and issuable Common Units, or 267,281 units, may vest in connection with conditions defined by the terms of the Warrant, as Walmart makes additional expenditures to the Company in connection with the Subscription Agreement. There are up to six tranches based on increments of additional expenditures where approximately 44,000 additional Warrants may vest per tranche. The Warrants had a grant date fair value of $60.44 per unit. Upon vesting, units may be acquired at an exercise price of $389.03. The warrant units contain customary anti-dilution, down-round, and change-in-control provisions. The right to purchase units in connection with the Warrant expires on April 30, 2031.
Non-cash share-based payment expense associated with the warrant units is recognized as vesting conditions are achieved, based on the grant date fair value of the warrants. The fair value of the warrant units was determined as of the grant date in accordance with ASC Topic 718, Compensation – Stock Compensation, using the Black-Scholes pricing model. The Black-Scholes pricing model is based, in part, upon assumptions for which management is required to use judgment. The assumptions made for purposes of estimating fair value under the Black-Scholes pricing model for the Warrants were as follows:

Selected Assumption
Dividend yield	0%
Volatility (a)	43.00%
Risk-free interest rate (b)	1.65%
Expected term (years) (c)	10.00
(a)The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the Warrants.
(b)The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the Warrants.
(c)The expected term is based on the contractual term of the Warrants.
In December 2021, Walmart elected to gross exercise the 446,741 vested Warrant Units for $173.8 million. As a result of this gross exercise, 446,741 Class A Common Units of Legacy Warehouse were issued to Walmart, which represented a 6.5% ownership in the Company’s outstanding and issuable Common Units. On May 20, 2022, in connection with its entry into the 2nd Amended and Restated Master Automation Agreement (“2nd A&R MAA”), Walmart's remaining 267,281 Warrant Units vested in accordance with the terms referenced above. Upon vesting, Walmart elected to gross exercise the 267,281 vested Warrant Units for $104.0 million. As a result of this gross exercise, 267,281 Class A Common Units of Legacy Warehouse were issued to Walmart, which represented, together with the December 2021 gross exercise, a combined total of 10.0% ownership in the Company's then outstanding and issuable Common Units.
Also in connection with its entry into the 2nd A&R MAA with Walmart, the Company issued Walmart a new warrant to acquire up to an aggregate of 258,972 Legacy Warehouse Class A Units (“May 2022 Warrant”), subject to certain vesting conditions. The May 2022 Warrants had a grant date fair value of $224.45. In connection with the Closing, the May 2022 Warrant was converted into a new warrant to acquire up to an aggregate of 15,870,411 common units of Symbotic Holdings (“June 2022 Warrant” and, the common units of Symbotic Holdings issuable thereunder, the “Warrant Units”). As of June 25, 2022, the June 2022 Warrant had not vested, as vesting is tied to the installation commencement date for certain Systems which the Company is installing in Walmart's 42 regional distribution centers. Warrant Units equivalent to up to 3.6% of the Company's then outstanding and issuable Common Units, or 15,870,411 units, may vest in connection with conditions defined by the terms of the June 2022 Warrant. Upon vesting, units may be acquired at an exercise price of $10.00. The Warrant Units contain customary anti-dilution, down-round, and change-in-control provisions. The right to purchase units in connection with the June 2022 Warrant expires on June 7, 2027.
Non-cash share-based payment expense associated with the June 2022 Warrant is recognized as vesting conditions are achieved, based on the grant date fair value of the warrants. The fair value of the June 2022 Warrant was determined as of the grant date in accordance with ASC Topic 718, Compensation – Stock Compensation, using the Black-Scholes pricing model.

The Black-Scholes pricing model is based, in part, upon assumptions for which management is required to use judgment. The assumptions made for purposes of estimating fair value under the Black-Scholes pricing model for the June 2022 Warrant were as follows:

Selected Assumption
Dividend yield	0%
Volatility (a)	40.0%
Risk-free interest rate (b)	2.80%
Expected term (years) (c)	5.00
(a)The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the June 2022 Warrant.
(b)The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the June 2022 Warrant.
(c)The expected term is based on the contractual term of the June 2022 Warrant.
15. Segment and Geographic Information
The Company operates as one operating segment. Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region for the three and nine months ended June 25, 2022 and June 26, 2021 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
United States	$174,699	$130,582	$346,329	$157,336
Canada	853	905	2,571	2,869
Total revenue	$175,552	$131,487	$348,900	$160,205
Percentage of revenue generated outside of the United States	—%	1%	1%	2%
Total property and equipment, net by geographical region at June 25, 2022 and at September 25, 2021 are as follows (in thousands):

	June 25, 2022	September 25, 2021
United States	$19,483	$17,355
Canada	1,027	1,262
Total property and equipment, net	$20,510	$18,617
Percentage of property and equipment, net held outside of the United States	5%	7%
16. Subsequent Events
Subsequent to June 25, 2022, Triggering Event I, Triggering Event II, and Triggering Event III were achieved, which resulted in a one-time issuance of 20,000,000 shares of New Symbotic Holdings Common Units and an equal number of shares of the Company’s Class V-1 Common Stock to certain existing stockholders of Symbotic Inc. Also as a result of Triggering Event I and Triggering Event II being achieved, the remaining 40%, or 3,616,000 Sponsor Shares vested, which resulted in an issuance of 3,616,000 Common Units of Symbotic Holdings LLC to Symbotic Inc.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described in these consolidated financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto as of and for the year ended September 25, 2021, as included within the Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on June 29, 2022. As discussed in the section titled “Cautionary Note on Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
Company Overview
At Symbotic, our vision is to make the supply chain work better for everyone. We do this by developing, commercializing, and deploying innovative, end-to-end technology solutions that dramatically improve supply chain operations. We currently automate the processing of pallets and cases in large warehouses or distribution centers for some of the largest retail companies in the world. Our systems enhance operations at the front end of the supply chain, and therefore benefit all supply partners further down the chain, irrespective of fulfillment strategy.
The Symbotic platform is based on a unique approach to connecting producers of goods to end users, in a way that resolves the mismatches of quantity, timing and location that arise between the two, while reducing costs. The underlying architecture of our platform is what differentiates our solution from anything else in the marketplace. It utilizes fully autonomous robots, collectively controlled by our artificial intelligence (“A.I.”) enabled system software to achieve at scale, real world supply chain improvements that are so compelling that we believe our approach can become the de facto standard approach for how warehouses operate.
Business Combination
SVF Investment Corp. 3, formerly known as SVF Investment III Corp., (“SVF ” and, after the Domestication as described below, “Symbotic” or the “Company”) was a blank check company incorporated as a Cayman Islands exempted company on December 11, 2020. SVF 3 was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. Warehouse Technologies LLC (“Legacy Warehouse”), a New Hampshire limited liability company, was formed in December 2006 to make investments in companies that develop new technologies to improve operating efficiencies in modern warehouses. Symbotic LLC (“Legacy Symbotic”), a technology company that develops and commercializes innovative technologies for use within warehouse operations and Symbotic Group Holdings, ULC (“Legacy Symbotic Canada”) were wholly owned subsidiaries of Legacy Warehouse. On December 12, 2021, (i) SVF 3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legacy Warehouse, Symbotic Holdings LLC, a Delaware limited liability company (“Symbotic Holdings”), and Saturn Acquisition (DE) Corp., a Delaware corporation and wholly owned subsidiary of SVF 3 (“Merger Sub”) and (ii) Legacy Warehouse entered into an Agreement and Plan of Merger (the “Company Merger Agreemen”) with Symbotic Holdings.
On June 7, 2022, as contemplated by the Merger Agreement, Legacy Warehouse merged with and into Symbotic Holdings (the “Company Reorganization”), with Symbotic Holdings surviving the merger (“Interim Symbotic”). Immediately following such merger, on June 7, 2022, as contemplated by the Merger Agreement, SVF 3 filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SVF 3 was transferred by way of continuation from the Cayman Islands and domesticated as a Delaware corporation, changing its name to "Symbotic Inc." (the “Domestication”). Immediately following the Domestication of SVF 3, on June 7, 2022, as contemplated by the Merger Agreement, Merger Sub merged with and into Interim Symbotic (the “Merger” and, together with the Company Reorganization, the “Business Combination”), with Interim Symbotic surviving the merger as a subsidiary of Symbotic (“New Symbotic Holdings”).

Key Components of Consolidated Statements of Operations
Revenue
We generate revenue through our design and installation of modular inventory management systems (the “Systems”) to automate customers’ depalletizing, storage, selection, and palletization warehousing processes. The Systems have both a hardware component and an embedded software component that enables the systems to be programmed to operate within specific customer environments. We enter into contracts with customers that can include various combinations of services to design and install the Systems. These services are generally distinct and accounted for as separate performance obligations. As a result, each customer contract may contain multiple performance obligations. We determine whether performance obligations are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether our commitment to provide the services to the customer is separately identifiable from other obligations in the contract.
We have identified the following distinct performance obligations in our contracts with customers:
Systems: We design, assemble, and install modular hardware systems and perform configuration of embedded software. Systems include the delivery of hardware and an embedded software component, sold as either a perpetual or term-based on-premise license, that automate our customers’ depalletizing, storage, selection, and palletization warehousing processes. The modular hardware and embedded software are each not capable of being distinct because our customers cannot benefit from the hardware or software on their own. Accordingly, they are treated as a single performance obligation. Fees for systems are typically either fixed or cost-plus fixed fee amounts that are due based on the achievement of a variety of milestones beginning at contract inception through final acceptance. The substantial majority of our embedded software component is sold as a perpetual on-premise license, however, we do sell an immaterial amount of term-based on-premise licenses.
Software maintenance and support: Software maintenance and support refer to support services that provide our customers with technical support, updates, and upgrades to the embedded software license. Fees for the software maintenance and support services are typically payable in advance on a quarterly, or annual basis over the term of the software maintenance and support service contract, which term can range from one to 15 years but, for a substantial majority of our software maintenance and support contracts, is 15 years.
Operation services: We provide our customers with assistance operating the system and ensuring user experience is optimized for efficiency and effectiveness. Fees for operation services are typically invoiced to our customers on a time and materials basis monthly in arrears or using a fixed fee structure.
Cost of Revenue
Our cost of revenue is composed of the following for each of our distinct performance obligations:
Systems: Systems cost of revenue consists primarily of material and labor consumed in the production and installation of customer Systems, as well as depreciation expense. The design, assembly, and installation of a system includes substantive customer-specified acceptance criteria that allow the customer to accept or reject systems that do not meet the customer’s specifications. When we cannot objectively determine that acceptance criteria will be met upon contract inception, cost of revenue relating to systems is deferred and expensed at a point in time upon final acceptance from the customer. If acceptance can be reasonably certain upon contract inception, systems cost of revenue is expensed as incurred.
Software maintenance and support: Cost of revenue attributable to software maintenance and support primarily relates to labor cost for our maintenance team providing routine technical support, and maintenance updates and upgrades to our customers. Software maintenance and support cost of revenue is expensed as incurred.
Operation services: Operation services cost of revenue consists primarily of labor cost for our operations team who is providing services to our customers to run their System within their distribution center. Operation services cost of revenue is expensed as incurred.
Research and Development
Costs incurred in the research and development of our products are expensed as incurred. Research and development costs include personnel, contracted services, materials, and indirect costs involved in the design and development of new products and services, as well as depreciation expense.
Selling, General, and Administrative
Selling, general, and administrative expenses include all costs that are not directly related to satisfaction of customer contracts or research and development. Selling, general, and administrative expenses include items for our selling and administrative functions, such as sales, finance, legal, human resources, and information technology support. These functions include costs for items such as salaries and benefits and other personnel-related costs, maintenance and supplies, professional fees for external legal, accounting, and other consulting services, intangible asset amortization, and depreciation expense.
Other Income (Expense), Net
Other income (expense), net primarily consists of dividend and interest income earned on our money market accounts and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities.
Income Taxes
As a result of the Business Combination, the Company was appointed as the sole managing member of Symbotic Holdings. Symbotic Holdings is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income taxes. Any taxable income or loss generated by Symbotic Holdings is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis, subject to applicable tax regulations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of Symbotic Holdings. The Company recorded zero income tax expense for the period of June 7, 2022, through June 25, 2022, which is the period following the Business Combination, as the Company incurred a pre-tax loss for the period and recorded a full valuation allowance against its deferred tax assets. Prior to the close of the Business Combination, our financial reporting predecessor, Legacy Warehouse was treated as a pass-through entity for tax purposes and no provision, except for certain foreign subsidiaries which are taxed in their respective foreign jurisdictions, was made in the consolidated financial statements for income taxes. Any income tax items for the periods prior to the close of the Business Combination are related to the applicable subsidiary companies that are subject to foreign income tax. In fiscal year 2021 Legacy Warehouse was treated as a pass-through entity for tax purposes and had certain foreign subsidiaries. No income tax expense was recorded in 2021 due to Legacy Warehouse's pass-through status and foreign subsidiaries having a full valuation allowance against their deferred tax assets.
Results of Operations for the Three and Nine Months Ended June 25, 2022 and June 26, 2021
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended		For the Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenue:
Systems	$169,503	$125,268	$330,297	$142,028
Software maintenance and support	862	1,232	2,802	2,776
Operation services	5,187	4,987	15,801	15,401
Total revenue	175,552	131,487	348,900	160,205
Cost of revenue:
Systems	136,015	125,643	264,475	138,740
Software maintenance and support	1,269	702	3,224	2,257
Operation services	6,724	5,478	18,283	16,613
Total cost of revenue	144,008	131,823	285,982	157,610
Gross profit (loss)	31,544	(336)	62,918	2,595
Operating expenses:
Research and development expenses	35,140	20,934	80,679	52,477
Selling, general, and administrative expenses	29,435	16,508	68,306	41,007
Total operating expenses	64,575	37,442	148,985	93,484
Operating loss	(33,031)	(37,778)	(86,067)	(90,889)
Other income, net	156	7	236	59
Loss before income tax	(32,875)	(37,771)	(85,831)	(90,830)
Income tax benefit (expense)	—	—	—	—
Net loss	$(32,875)	$(37,771)	$(85,831)	$(90,830)

	For the Three Months Ended		For the Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenue:
Systems	97%	95%	95%	89%
Software maintenance and support	—	1	1	2
Operation services	3	4	5	10
Total revenue	100	100	100	100
Cost of revenue:
Systems	77	96	76	87
Software maintenance and support	1	1	1	1
Operation services	4	4	5	10
Total cost of revenue	82	100	82	98
Gross profit	18	—	18	2
Operating expenses:
Research and development expenses	20	16	23	33
Selling, general, and administrative expenses	17	13	20	26
Total operating expenses	37	28	43	58
Operating loss	(19)	(29)	(25)	(57)
Other income, net	—	—	—	—
Loss before income tax	(19)	(29)	(25)	(57)
Income tax benefit (expense)	—	—	—	—
Net loss	(19)%	(29)%	(25)%	(57)%
Percentages are based on actual values. Totals may not sum due to rounding.
Three and Nine Months Ended June 25, 2022 Compared to the Three and Nine Months Ended June 26, 2021
Revenue

	For the Three Months Ended		Change
	June 25, 2022	June 26, 2021	Amount	%
	(dollars in thousands)
Systems	$169,503	$125,268	$44,235	35%
Software maintenance and support	862	1,232	(370)	(30)%
Operation services	5,187	4,987	200	4%
Total revenue	$175,552	$131,487	$44,065	34%

Systems revenue increased during the three months ended June 25, 2022 as compared to the three months ended June 26, 2021 primarily due to there being thirteen system deployments currently in progress in the current fiscal year as compared to four system deployments in progress in the prior fiscal year as we continue to grow our business. The increase resulting from the deployments of our warehouse automation system is primarily due to the ongoing Master Automation Agreement with Walmart, for which we are performing the installation and implementation of our warehouse automation system within all of Walmart's 42 regional distribution centers, and which is expected to continue to produce systems revenue as the warehouse automation systems are installed and implemented at the remaining regional distribution centers through fiscal year 2028.
The decrease in software maintenance and support revenue was primarily due to less active software maintenance and support contracts for the three months ended June 25, 2022 as compared to the three months ended June 26, 2021.
Operation services revenue remained relatively flat for the three months ended June 25, 2022 as compared to the three months ended June 26, 2021 as we continue to service our customer's sites.

	For the Nine Months Ended		Change
	June 25, 2022	June 26, 2021	Amount	%
	(dollars in thousands)
Systems	$330,297	$142,028	$188,269	133%
Software maintenance and support	2,802	2,776	26	1%
Operation services	15,801	15,401	400	3%
Total revenue	$348,900	$160,205	$188,695	118%
Systems revenue increased during the nine months ended June 25, 2022 as compared to the nine months ended June 26, 2021 primarily due to there being thirteen system deployments current in progress in the current fiscal year as compared to four system deployments in progress in the prior fiscal year as we continue to grow our business. The increase resulting from the deployments of our warehouse automation system is primarily due to the ongoing Master Automation Agreement with Walmart, for which we are performing the installation and implementation of our warehouse automation system within all of Walmart's 42 regional distribution centers, which is expected to continue to produce systems revenue as the warehouse automation systems are installed and implemented at the remaining regional distribution centers through fiscal year 2028.
Software maintenance and support revenue remained flat for the nine months ended June 25, 2022 as compared to the nine months ended June 26, 2021 as a result of a net neutral number of active software maintenance and support contracts in both of those periods.
Operation services revenue remained relatively flat for the nine months ended June 25, 2022 as compared to the nine months ended June 26, 2021 as we continue to service our customer's sites.
Gross Profit
The following table sets forth our gross profit for the three months ended June 25, 2022 and June 26, 2021:

	For the Three Months Ended		Change
	June 25, 2022	June 26, 2021	Amount
	(in thousands)
Systems	$33,488	$(375)	$33,863
Software maintenance and support	(407)	530	(937)
Operation services	(1,537)	(491)	(1,046)
Total gross profit	$31,544	$(336)	$31,880

For the three months ended June 25, 2022, systems gross profit increased $33.9 million from the same period in fiscal 2021 from $(0.4) million to $33.5 million. The increase in systems gross profit resulted from primarily more concurrent system deployments for the three months ended June 25, 2022 as compared to the three months ended June 26, 2021.
For the three months ended June 25, 2022, software maintenance and support gross profit decreased $(0.9) million from the same three month period in fiscal 2021 from $0.5 million to $(0.4) million. The decrease in software maintenance and support gross profit is primarily attributable to an increased cost for the three months ended June 25, 2022 associated with an increase in headcount within our technical support team in order to appropriately support our growing business.
For the three months ended June 25, 2022, operation services gross profit decreased $(1.0) million from the same period in fiscal 2021 from $(0.5) million to $(1.5) million. The decrease in operation services gross profit resulted primarily from an increased cost due to a temporary need for additional operation services personnel at one of our customer sites.

The following table sets forth our gross profit for the nine months ended June 25, 2022 and June 26, 2021:

	For the Nine Months Ended		Change
	June 25, 2022	June 26, 2021	Amount
	(in thousands)
Systems	$65,822	$3,288	$62,534
Software maintenance and support	(422)	519	(941)
Operation services	(2,482)	(1,212)	(1,270)
Total gross profit	$62,918	$2,595	$60,323
For the nine months ended June 25, 2022, systems gross profit increased $62.5 million from the same period in fiscal 2021 from $3.3 million to $65.8 million. The increase in systems gross profit resulted primarily from more concurrent system deployments for the nine months ended June 25, 2022 as compared to the nine months ended June 26, 2021.
For the nine months ended June 25, 2022, software maintenance and support gross profit decreased by $(0.9) million from the same period in fiscal 2021. The decrease in software maintenance gross profit is primarily attributable to an increased cost for the nine months ended June 25, 2022 associated with an increase in headcount within our technical support team in order to appropriately support our growing business.
For the nine months ended June 25, 2022, operation services gross profit decreased $(1.3) million from the same period in fiscal 2021 from $(1.2) million to $(2.5) million. The decrease in operation services gross profit resulted primarily from increased cost due to a temporary need for additional operation services personnel at one of our customer sites.
Research and Development Expenses

	For the Three Months Ended		Change
	June 25, 2022	June 26, 2021	Amount	%
	(dollars in thousands)
Research and development	$35,140	$20,934	$14,206	68%
Percentage of total revenue	20%	16%

The increase in research and development expenses for the three months ended June 25, 2022 compared to the three months ended June 26, 2021 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$9,073
Prototype-related costs, allocated overhead expenses, and other	5,133
$14,206

Employee-related costs increased primarily as a result of our headcount growth to our engineering team as we continue to grow our software and hardware engineering organizations to support the development of key projects such as next generation autonomous electric vehicle (“EV”) robots as well as continue to expand our A.I. and analytics capabilities. There was also an increase in prototype-related costs as we prototype new technologies related to our Omni-Channel platform.

	For the Nine Months Ended		Change
	June 25, 2022	June 26, 2021	Amount	%
	(dollars in thousands)
Research and development	$80,679	$52,477	$28,202	54%
Percentage of total revenue	23%	33%

The increase in research and development expenses for the nine months ended June 25, 2022 compared to the nine months ended June 26, 2021 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$16,733
Prototype-related costs, allocated overhead expenses, and other	11,469
$28,202
Employee-related costs increased primarily as a result of our headcount growth to our engineering team as we continue to grow our software and hardware engineering organizations to support the development of key projects such as next generation autonomous EV robots as well as continue to expand our A.I. and analytics capabilities. There was also an increase in prototype-related costs as we prototype new technologies related to our Omni-Channel platform.
Selling, General, and Administrative Expenses

	For the Three Months Ended		Change
	June 25, 2022	June 26, 2021	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$29,435	$16,508	$12,927	78%
Percentage of total revenue	17%	13%

The increase in selling, general, and administrative expenses for the three months ended June 25, 2022 compared to the three months ended June 26, 2021 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$11,430
Allocated overhead expenses and other	1,497
$12,927

Employee-related costs increased primarily as a result of our headcount growth within our selling, general, and administrative functions. Our headcount increased primarily to support a shift in the rapid acceleration of system deployments and business transformation. We incurred incremental costs related to building both shorter-term as well as permanent processes and infrastructure to ramp partnerships and operations.
Allocated overhead and other expenses increased primarily due to an increase in information technology (“IT”) related costs attributable to the increase in employee headcount year over year as well as an increase attributable to growing our cybersecurity infrastructure. Allocated overhead expenses and other also increased as a result of additional audit, tax, and consulting services in support of the Business Combination.

	For the Nine Months Ended		Change
	June 25, 2022	June 26, 2021	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$68,306	$41,007	$27,299	67%
Percentage of total revenue	20%	26%
The increase in selling, general, and administrative expenses for the nine months ended June 25, 2022 compared to the nine months ended June 26, 2021 was primarily due to the following:

Change
(in thousands)
Employee-related costs	$21,513
Allocated overhead expenses and other	5,786
$27,299

Employee-related costs increased primarily as a result of our headcount growth within our selling, general, and administrative functions. Our headcount increased primarily to support a shift in the rapid acceleration of system deployments and business transformation. We incurred incremental costs related to building both shorter-term as well as permanent processes and infrastructure to ramp partnerships and operations.
Allocated overhead and other expenses increased primarily due to an increase in IT related costs attributable to the increase in employee headcount year over year as well as an increase attributable to growing our cybersecurity infrastructure. Allocated overhead expenses and other also increased as a result of additional audit, tax, and consulting services in support of our contemplated future initial public offering transaction.
Other income, net

	For the Three Months Ended		Change
	June 25, 2022	June 26, 2021	Amount	%
(dollars in thousands)
Other income, net	$156	$7	$149	2129%
Percentage of total revenue	—%	—%

The increase in other income, net for the three months ended June 25, 2022 as compared to the three months ended June 26, 2021 was primarily due to an increase in interest income as a result of interest rates and dividend income, offset by exchange rate fluctuations impacting our foreign currency transaction gains and losses associated with monetary assets and liabilities.

	For the Nine Months Ended		Change
	June 25, 2022	June 26, 2021	Amount	%
(dollars in thousands)
Other income, net	$236	$59	$177	300%
Percentage of total revenue	—%	—%
The increase in other income, net for the nine months ended June 25, 2022 as compared to the nine months ended June 26, 2021 was primarily due to an increase in interest income as a result of interest rates and dividend income, offset by exchange rate fluctuations impacting our foreign currency transaction gains and losses associated with monetary assets and liabilities.
Non-GAAP Financial Measures
In addition to providing financial measurements based on generally accepted accounting principles in the United States of America, or GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP, or non-GAAP financial measures. We use non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, to measure executive compensation, and to evaluate our financial performance. These non-GAAP financial measures are non-GAAP net loss, non-GAAP net loss per share, and Adjusted EBITDA, as discussed below.
We believe that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business, as they facilitate comparing financial results across accounting periods and to those of peer companies. We also believe that these non-GAAP financial measures enable investors to evaluate our operating results and future prospects in the same manner as we do. These non-GAAP financial measures may exclude expenses and gains that may be unusual in nature, infrequent, or not reflective of our ongoing operating results.
The non-GAAP financial measures do not replace the presentation of our GAAP financial measures and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP.
We define non-GAAP net loss as GAAP net loss excluding the following items: unit-based compensation, amortization of acquired intangible assets, and business combination expenses.
The non-GAAP adjustments, and our basis for excluding them from non-GAAP financial measures, are outlined below:
•Unit-based compensation – Although unit-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the derived stock price at the time of grant, varying valuation methodologies, subjective assumptions, and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude unit-based compensation from our non-GAAP financial measures in order to highlight the performance of our business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.
•Amortization of acquired intangible assets – We have incurred amortization of intangible assets, included in our GAAP financial statements, related to our 2014 business acquisition. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization is unique to each acquisition; therefore, we exclude amortization of acquired intangible assets from our non-GAAP financial measures to provide investors with a consistent basis for comparing pre- and post-acquisition operating results.
•Business Combination transaction expenses – Business Combination transaction expenses represents the expenses incurred solely related to the Business Combination, which we completed on June 7, 2022. It primarily includes investment banker fees, legal fees, professional fees for accountants, transaction fees, advisory fees, due diligence costs, certain other professional fees, and other direct costs associated with strategic activities. These amounts are impacted by the timing of the Business Combination. We exclude Business Combination transaction expenses from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on the magnitude of the Business Combination transaction and do not reflect our core operations.
The following table reconciles GAAP net loss to non-GAAP net loss for the three and nine months ended June 25, 2022, and June 26, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net loss	$(32,875)	$(37,771)	$(85,831)	$(90,830)
Unit-based compensation	8,967	7,180	10,130	7,219
Amortization of acquired intangible assets	116	120	349	348
Business Combination transaction expenses	869	1,094	2,400	1,097
Non-GAAP net loss	$(22,923)	$(29,377)	$(72,952)	$(82,166)

We define non-GAAP net loss per share as non-GAAP net loss divided by weighted-average shares of Class A Common Stock outstanding. The following table reconciles GAAP net loss per to non-GAAP net loss per share for the three and nine months ended June 25, 2022. Loss per share information has not been presented for periods prior to the Business Combination as it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements:

	Three Months Ended	Nine Months Ended
	June 25, 2022	June 25, 2022
Net loss per share	$(0.03)	$(0.03)
Effect of non-GAAP adjustments	0.02	0.02
Non-GAAP net loss per share	$(0.01)	$(0.01)

We consider Adjusted EBITDA to be another important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net loss excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; unit-based compensation; Business Combination transaction expenses; and other non-recurring items that may arise from time to time.

The following table reconciles GAAP net loss to Adjusted EBITDA for the three and nine months ended June 25, 2022 and June 26, 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net loss	$(32,875)	$(37,771)	$(85,831)	$(90,830)
Interest income	(178)	(12)	(204)	(26)
Income tax benefit (expense)	—	—	—	—
Depreciation and amortization	1,426	1,383	4,200	3,208
Unit-based compensation	8,967	7,180	10,130	7,219
Business Combination transaction expenses	869	1,094	2,400	1,097
Adjusted EBITDA	$(21,791)	$(28,126)	$(69,305)	$(79,332)
Liquidity and Capital Resources
As of June 25, 2022, our principal sources of liquidity were net proceeds received related to the Business Combination and cash received from customers upon the inception of contracts to install customer Systems.
The following table shows net cash and cash equivalents provided by (used in) operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the nine months ended June 25, 2022 and June 26, 2021:

	Nine Months Ended
	June 25, 2022	June 26, 2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(96,729)	$96,024
Investing activities	(10,769)	(5,333)
Financing activities	362,448	—
Operating Activities
Our net cash and cash equivalents provided by (used in) operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, foreign currency losses, losses on abandonment of assets, and unit-based compensation, as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to system installations and the associated costs incurred by us to fulfill the system installation performance obligation. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the system installation performance obligation.
Net cash used in operating activities was $(96.7) million during the nine months ended June 25, 2022. Net cash used in operating activities was primarily due to our net loss of $85.8 million adjusted for non-cash items of $8.3 million, primarily consisting of $4.2 million depreciation and amortization and $4.1 million loss on abandonment of assets, as well as cash used in operating assets and liabilities of $19.2 million. Cash used in operating assets and liabilities of $19.2 million was primarily driven by net working capital changes, including timing of cash payments to vendors and cash receipts from customers, as well as an increase in inventory purchases for the nine months ended June 25, 2022 as we purchase additional inventory in order to meet our installation timeline for our customer's upcoming warehouse automation system installations in connection with the Walmart Master Automation Agreement and other customer contracts.
Net cash provided by operating activities was $96.0 million during the nine months ended June 26, 2021. Net cash provided by operating activities was primarily due to our net loss of $90.8 million adjusted for non-cash items of $3.3 million, primarily consisting of $3.2 million depreciation and amortization, offset by cash provided by operating assets and liabilities of $183.5 million. Cash provided by operating assets and liabilities of $183.5 million was primarily driven by net working capital changes, including timing of cash payments to vendors and cash receipts from customers, as well as the recognition of the deferred expenses to revenue associated with the completion of certain warehouse automation system installations.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases.
Net cash and cash equivalents used in investing activities during the nine months ended June 25, 2022 consisted of $10.8 million of purchased property and equipment.
Net cash and cash equivalents used in investing activities during the nine months ended June 26, 2021 consisted of $5.3 million of purchased property and equipment.
Financing Activities
Our financing activities have consisted of proceeds from the exercise of the vested warrants issued to Walmart as further described in Note 14, Unit-based Compensation and Warrant Units to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, as well as the net proceeds received from the equity infusion from our Business Combination, offset by the purchase of interest from the noncontrolling interest, as further described in Note 3, Business Combination and Note 4, Noncontrolling Interests, respectively, to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
In connection with the Business Combination, we received net proceeds of $384.7 million, which included (i) cash of $47.1 million that was held in SVF 3’s trust account from its initial public offering and SVF 3’s operating cash account, after giving effect to redemptions of SVF 3’s Class A ordinary shares held by SVF 3 public shareholders prior to the Business Combination, (ii) proceeds of $205.0 million from the PIPE Financing, (iii) proceeds of $200.0 million from the FPA Financing, and, (iv) the payment of SVF 3 and our transaction expenses of $30.3 million and $37.1 million, respectively. Additionally, following the closing of the Business Combination, we purchased from an affiliated entity of the Symbotic founder Common Units in New Symbotic Holdings for $300.0 million. During the nine months ended June 25, 2022, Walmart gross exercised the 714,022 vested warrant units for Legacy Warehouse Class A Units for a total of $277.8 million. As a result of this gross exercise, 714,022 shares of Legacy Warehouse Class A Common Units were issued to Walmart. In connection with the Business Combination, the Class A Common Units attributable to Walmart’s warrant exercise converted into units in Symbotic Holdings and Symbotic Inc. Class V-1 Common Stock. There were no transactions which generated proceeds from the issuance of Units during the nine months ended June 26, 2021.
Contractual Obligations and Commitments and Liquidity Outlook
We historically have been able to generate positive cash flow from operations, which has funded our operating activities and other cash requirements and has resulted in a cash balance of $411.7 million as of June 25, 2022. Our cash requirements for the nine months ended June 25, 2022 were primarily related to capital expenditures and inventory purchases in order to deliver to our customers our warehouse automation systems in an orderly manner in line with our installation timeline as well as expenses related to our Business Combination which closed on June 7, 2022.
Based on our present business plan, we expect our current cash and cash equivalents, working capital, and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, leases for office space and minimum contractual obligations.
Our future capital requirements will depend on many factors, including, but not limited to, our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, and the cost of any future acquisitions of technology or businesses. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all.
The following table summarizes our current and long-term material cash requirements as of June 25, 2022:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$7,909	$2,333	$4,655	$921	$—
Vendor commitments	571,355	553,062	18,293	—	—
Total	$579,264	$555,395	$22,948	$921	$—

Critical Accounting Policies and Estimates
Other than those noted below, there have been no significant changes in our critical accounting policies and estimates during the nine months ended June 25, 2022 as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended September 25, 2021, which are included within Post-Effective Amendment No. 1 to SVF 3’s Registration Statement on Form S-4 (Registration No. 333-262529), which was filed with the SEC on March 23, 2022.
Unit-based Compensation
Prior to the Business Combination, we had authorized five classes of membership interests, consisting of a class of common units known as the Class A Common Units (the “Class A Units”), a class of preferred units known as the Class B Preferred Units (the “Class B Units”), a class of preferred units known as the Class B-1 Preferred Units (the “Class B-1 Units”), a class of preferred units known as the Class B-2 Preferred Units (the “Class B-2 Units”, and together with the Class B Units and the Class B-1 Units, the “Preferred Units”) and an additional class of common units to be granted to employees, officers, and directors pursuant to an incentive plan, known as the Class C Common Units (the “Class C Units” and, together with the Class A Units, the “Common Units,” and the Common Units together with the Preferred Units, the “Units”).
Following the Business Combination, we have three classes of common stock, Class A Common Stock, Class V-1 Common Stock, and Class V-3 Common Stock.
As the Business Combination is accounted for as a reverse recapitalization, all periods prior to the Business Combination have been retroactively adjusted using the Exchange Ratio as stipulated by the Merger Agreement for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. The Class A Units were converted into Common Stock using an exchange ratio of 61.28 per share, the Class B Units were converted into Common Stock using an exchange ratio of 47,508,300.00 per share, the Class B-1 Units were converted into Common Stock using an exchange ratio of 24,041,300.00 per share, and the Class C Units were converted into Common Stock using an exchange ratio of 58.15 per share. This is presented within the consolidated statements of changes in redeemable preferred and common units and equity (deficit).
Value Appreciation Units (“VAP Units”) may be exercised for a cash payment equal to the appreciation in the fair market value of 1/100th of a Class C Unit and are subject to three exercisability triggers before any vested award may be exercised, with the achievement of each trigger allowing one third of the vested award to be exercised. Because the VAP Units are settleable in cash, they are treated as liability classified awards. Accordingly, the carrying value of the liability is adjusted to fair value at each reporting period through a charge to earnings (until such time as the VAP Units are settled or forfeited). Further, the exercisability triggers noted above represent performance conditions that impact the vesting of the awards. Accordingly, compensation expense is not recognized until such time as the performance conditions are considered probable of achievement. In connection with the Business Combination, each outstanding and vested Class C Unit was converted into the right to receive a number of New Symbotic Holdings Common Units. Consequentially, the vested and exercisable VAP Units at June 25, 2022 were valued as the product of 1/100th of the exchange ratio for the Class C Units (61.28) and the closing stock price at June 25, 2022 ($13.91).
Off-Balance Sheet Arrangements
As of June 25, 2022, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.
Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Recently Issued Accounting Pronouncements in the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on that evaluation of our disclosure controls and procedures as of June 25, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Quarterly Report on Internal Control over Financial Reporting
This Quarterly Report on Form 10-Q does not include a report of management's assessment regarding internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 25, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We may be subject from time to time to various claims, lawsuits, and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits, and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, and penalties, non-monetary sanctions, or relief. We intend to recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of these risks, please see the section in our Registration Statement on Form S-1 (Registration No. 333-265906) filed with the SEC on June 29, 2022 titled “Risk Factors." There have been no material changes to the risk factors disclosed therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information required by this Item 2 is contained in our Current Report on Form 8-K, as originally filed with the SEC on June 13, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference into this Report.

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Symbotic Inc.	8-K	3.1	6/13/2022
3.2	Bylaws of Symbotic Inc.	8-K	3.2	6/13/2022
4.1+	Warrant to Purchase Common Units, dated as of June 7, 2022, between Symbotic Holdings LLC and Walmart Inc.	8-K	4.1	6/13/2022
10.1+	Amended and Restated Registration Rights Agreement, dated as of June 7, 2022, by and among Symbotic Inc., SVF Sponsor III (DE) LLC, certain legacy directors of SVF Investment Corp. 3, and certain directors, officers and stockholders of Symbotic Inc.	8-K	10.1	6/13/2022
10.2	Tax Receivable Agreement, dated as of June 7, 2022, by and among Symbotic Inc., Symbotic Holdings LLC and certain members of Symbotic Holdings LLC.	8-K	10.2	6/13/2022
10.3+	Second Amended and Restated Limited Liability Agreement of Symbotic Holdings LLC, dated as of June 7, 2022.	8-K	10.3	6/13/2022
10.4	Form of Indemnification Agreement, by and between Symbotic Inc. and each of its directors and executive officers.	8-K	10.4	6/13/2022
10.5	Symbotic Inc. 2022 Omnibus Incentive Compensation Plan.	8-K	10.5	6/13/2022
10.6	Form of Restricted Stock Unit Award Agreement under the Symbotic Inc. 2022 Omnibus Incentive Compensation Plan.	8-K	10.6	6/13/2022
10.7	Form of Performance-Based Restricted Stock Unit Award Agreement under the Symbotic Inc. 2022 Omnibus Incentive Compensation Plan.	8-K	10.7	6/13/2022
10.8	Symbotic Inc. 2022 Employee Stock Purchase Plan.	8-K	10.8	6/13/2022
10.9	Offer Letter, dated as of March 24, 2022, by and between Symbotic LLC and Michael J. Loparco	S-4	10.28	4/22/2022
10.10+^	Second Amended and Restated Master Automation Agreement, dated as of May 20, 2022, by and among Walmart Inc., Symbotic LLC and Warehouse Technologies LLC	S-4	10.32	5/23/2022
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

+ Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
^ Certain confidential information contained in this document, marked by brackets and asterisks, has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, because the Company customarily and actually treats such information as private or confidential and the omitted information is not material.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2022

Symbotic Inc.

By:	/s/ Thomas Ernst
Name:	Thomas Ernst
Title:	Chief Financial Officer and Treasurer