Form 10-K
period 2022-09-24
Symbotic Inc.
filed 2022-12-09
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 24, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☑
As of March 26, 2022, the aggregate market value of the common equity of the registrant held by non-affiliates was $319,895,200 (based on the closing sales price of the Class A ordinary shares on March 25, 2022 of $9.92). On June 7, 2022, upon completion of the Business Combination (as described in this Annual Report on Form 10-K), the registrant changed its fiscal year end to the last Saturday of September. Accordingly, this aggregate market value of common equity of the registrant held by non-affiliates is presented as of the last business day of the most recently completed second fiscal quarter of the registrant’s current fiscal calendar.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of December 5, 2022, the following shares of common stock were outstanding:
58,497,230 shares of Class A common stock, par value $0.0001 per share
78,476,494 shares of Class V-1 common stock, par value $0.0001 per share
416,933,025 shares of Class V-3 common stock, par value $0.0001 per share
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 24, 2022. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

Symbotic Inc.

i

As used in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “Symbotic” and the “Company” refer Symbotic Inc. (f/k/a SVF Investment Corp. 3), a Delaware corporation, and its consolidated subsidiaries following the effective time of the business combination between SVF and Symbotic (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated December 12, 2021 (the “Merger Agreement”), by and among SVF, Warehouse Technologies LLC, Symbotic Holdings LLC and Saturn Acquisition (DE) Corp. that closed on June 7, 2022. Unless the context otherwise requires, references to “SVF” refer to SVF Investment Corp. 3, a Delaware corporation, prior to the effective time of the Merger Agreement, and references to “Warehouse” refer to Warehouse Technologies LLC. (currently known as Symbotic Holdings LLC.), prior to the effective time of the Merger Agreement.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, but are not limited to, our expectations or predictions of future financial or business performance or conditions. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” or “intends” or similar expressions.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our ability to, or expectations that we will:
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
•anticipate rapid technological changes; and
•effectively respond to general economic and business conditions
Forward-looking statements made in this Annual Report on Form 10-K also include, but are not limited to, statements with respect to:
•the future performance of our business and operations;
•expectations regarding revenues, expenses, Adjusted EBITDA and anticipated cash needs;
•expectations regarding cash flow, liquidity and sources of funding;
•expectations regarding capital expenditures;

•the anticipated benefits of Symbotic’s leadership structure;
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
Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Certain of these risks are identified and discussed in other sections of this Annual Report on Form 10-K, including Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned not to place undue reliance on these forward-looking statements because of their inherent uncertainty and to appreciate the limited purposes for which they are being used by management. While we believe that the assumptions and expectations reflected in the forward-looking statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made and are based on the beliefs, estimates, expectations and opinions of management on that date. We are not under any obligation, and expressly disclaim any obligation, to update, alter or otherwise revise any forward-looking statements made in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, except as required by law.
Annualized, pro forma, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.

PART I
Item 1. Business
Company Overview
At Symbotic, our vision is to make the supply chain work better for everyone. We do this by developing, commercializing, and deploying innovative, end-to-end technology solutions that dramatically improve supply chain operations. We currently automate the processing of pallets and cases in large warehouses or distribution centers for some of the largest retail and wholesale companies in the world. Our systems enhance operations at the front end of the supply chain, and therefore benefit all supply partners further down the chain, irrespective of fulfillment strategy.
Symbotic was established to develop technologies to improve operating efficiencies in modern warehouses. Significant funds and resources have been devoted to date in developing the Symbotic platform and related applications, to create complete systems with the ability to fundamentally change how the supply chain functions. Symbotic’s intellectual property is protected by a portfolio of over 490 issued and/or pending patents.
Our revolutionary platform accelerates the movement of goods through the supply chain, improves SKU agility, fulfills orders with 99.9999% accuracy and does this all with less inventory and operating cost. The underlying architecture of our platform and applications differentiates our system from everyone else in the marketplace. The system uses high-speed, fully autonomous mobile robots that travel up to 25 miles-per-hour (mph), controlled by our A.I.-enabled system software, to move goods through our proprietary buffering structure.
Proprietary modular applications such as our inbound atomizing and outbound palletizing applications plug into the Symbotic platform to achieve compelling, real world supply chain improvements at scale. Adding other Symbotic modular applications under development will allow our customers to support all omni-channel strategies, such as brick and mortar retail and e-commerce with in-store pickup or home delivery, from a single centralized warehouse/fulfillment facility.
Our systems vary in size and price. Systems can be as small as a single football field sized footprint (48,000 square feet) serving 25 or more stores and can scale to meet the needs of the world’s largest retailers. Our platform’s modular design and greater storage density enables installation in existing, and active warehouses, with limited interruption to ongoing operations.
Symbotic systems atomize inbound freight (divide it to a common unit), from pallets-to-cases and cases-to-items (currently in development), digitize the attributes of these units without re-labeling, and move the units to buffering in their original (or native) packaging with bottom lift technology on our autonomous mobile robots instead of re-transferring goods to trays, shuttles, or cranes. As the distribution center receives replenishment orders from stores, our autonomous robots retrieve the desired units in specified sequence to facilitate orderly fulfillment.
Fulfillment often incorporates our automated pallet-building application. This application builds pallets with goods ordered specific to a given store and store aisle to facilitate rapid and sequential provisioning of the goods from the pallets to a specific store’s shelves (known as store plan-o-grammed pallets). The application also builds the pallets with improved structural integrity, which in turn leads to denser, taller pallets that improve truck packing density while reducing product damage.
We believe that the global supply chain has reached a point of critical stress, driving an inflection in demand for warehouse automation across all industries. As the labor force shifts toward an older, more highly educated demographic, the warehouse labor pool is shrinking and becoming more expensive, while most well-located distribution centers are either operating manually or utilizing outdated, static mechanized conveyor systems. The dramatic growth in e-commerce has increased supply chain complexity by putting pressure on retailers to support multiple sales channels and orders of individual items in addition to cases and pallets. Meanwhile, consumer expectations have evolved to demand a larger variety of items to be delivered quickly and seamlessly. This has placed significant strain on the traditional supply chain and the people who support it. We help our customers to thrive in this increasingly challenging environment.
Our systems are actively deployed in the warehouses of a number of the world’s largest retailers including Walmart, Albertsons, Target, Giant Tiger, and C&S Wholesale Grocers, which is one of the largest grocery wholesalers in the United States and an affiliate of Symbotic. We have spent significant time working closely with our customers to develop, test, and refine our technology, and our success has translated into a $11.1 billion contracted backlog as of September 24, 2022 to deliver systems from 2022 through 2028, of which $6.1 billion was added to our contracted backlog on May 20, 2022 when we amended and restated the Walmart MAA as described below in “—Customers—Walmart.”

We believe the potential market opportunity for our systems is large and expanding. We are initially targeting the ten largest brick-and-mortar companies across five verticals: general merchandise, ambient grocery, ambient food distribution, consumer packaged food, and apparel. Based on identified North American warehouses of the ten largest companies in each of these five verticals, we believe that our strategically addressed market opportunity is approximately $126 billion. When considering deeper penetration in our initial verticals, adding additional adjacent verticals, and entering the European market, our total addressable market increases to $373 billion.
Industry Background
First Principles of the Supply Chain
The first principles of the supply chain are to align three mismatches that arise between producers and users of goods in a cost-effective manner. These three mismatches relate to the quantity, timing, and location of goods and arise because a small number of producers concentrate resources to serve many consumers in the pursuit of economies of scale.
The first mismatch relates to the quantity of goods, as a relatively small number of producers generate a greater quantity of goods than any single consumer desires. The supply chain aligns this mismatch by “atomizing” (dividing into a common unit) production quantities into quantities desired by consumers, meaning pallets are atomized into cases, and then cases into individual items, known as “eaches.”
The second mismatch relates to the timing of when goods are produced versus needed. Producers generate goods continuously, but end users purchase and consume goods at a much slower or cyclical rate. This mismatch is aligned by what is known as “buffering” (storing goods in inventory), achieving an effect between producer and user that is like the way a water reservoir manages variation between precipitation and household water consumption.
Location is the final mismatch, as goods are needed at the point of consumption rather than the point of production. Thus, movement of goods is a critical function of the supply chain.
Types of Warehouses
Modern warehouses are a node in the supply chain where atomizing, buffering and movement activities align these mismatches. Two common types of warehouses are distribution centers and e-commerce fulfillment centers. Finished goods from manufacturers almost always enter the supply chain packaged in either pallets or cases, and flow downstream to end users. Since our systems automate pallet-to-case activities up stream in the supply chain, our systems benefit all downstream users throughout the supply chain. With this advantage, and because the majority of supply chain cost resides in the distribution center, it is easier to integrate systems downstream, rather than upstream (see “Our Competitive Strengths”).

	Distribution Centers	E-Commerce Fulfillment
Flow of Goods	Upstream	Downstream
Typical Function	Atomization and buffering between producers and next node	Items selection Packing and shipping
Typical Location	Rural, Suburban	Suburban, Urban
Common Fulfillment Unit	Pallets, Cases	Items/Eaches
Optimized for	Low cost per case	Speed of fulfillment & delivery
Volume	High	Low to moderate
SKU count/variety	Low to Moderate	High
Current supply chain operations are generally manual, inflexible, expensive, require significant investments in inventory, and require goods to be manually handled multiple times before being shipped to stores or consumers. The supply chain is expensive because it tends to be slow, labor intensive, and leads to significant damage and waste. In a typical supply chain operation, single-SKU pallets are delivered to a distribution center where hundreds, or thousands, of people are required to move and store pallets of goods, select individual cases from them, combine those individual cases into either store-ready pallets or, in the case of e-commerce fulfillment, unpack those cases so that individual items can be stored in totes or other storage structures before selecting and combining individual items for individual customer order fulfillment. Even mechanized warehouses require significant human intervention, are very inflexible and face disruption from numerous single points of failure. These factors contribute to high maintenance costs and damage, resulting in limited total cost savings.

Retail and Supply Chain Trends
Several trends within the retail industry and the supply chains that serve them have exacerbated the costs and inflexibility of today’s supply chains:
•Labor Scarcity and Cost—As the labor force matures and becomes more highly educated, warehouse labor is becoming increasingly scarce and expensive. According to InsightQuote’s 2021 Warehousing & Fulfillment Costs & Pricing Survey, average salaries for warehouse management increased to nearly $56,000 in 2021, up 18% from approximately $47,500 in 2017, and average wages for warehouse staff in the U.S. increased to $14.00 per hour in 2021, up 22% from $11.44 per hour in 2017. Transportation, warehousing and utilities employment turnover increased 48% from 2016 to 2020, compared to a 35% increase for all workers during the same timeframe, according to the U.S. Bureau of Labor Statistics.
•Omni-Channel Strategies—As online shopping has become more popular with consumers, brick-and-mortar retailers must support multiple distribution channels: traditional brick-and-mortar, online with home delivery, buy online pick up in store (BOPIS), as well as support for channel-related reverse logistics. Not only does the growth of distribution channels increase complexity, but the e-commerce channel itself is more complex than traditional brick-and-mortar because of the need to deliver a continuously changing and increasingly diverse range of items to a broader range of locations, faster and in an increasing variety of ways.
•Growing Consumer Expectations and SKU Proliferation—The internet has made the world’s goods available to more consumers, so now shoppers expect retailers to offer increased product diversity. At the same time, manufacturers continue to adopt mass personalization product strategies, adding to a growing number of new SKUs and accelerating the frequency and speed of SKU transitions. These trends require retailers to find a way to efficiently store, handle, and make available a wider variety of SKUs while managing seasonal and geographic variability. This requires either a greater number of specialized supply chain processes or greater flexibility of existing processes.
Existing warehouse automation systems are largely engineered to solve single challenges in the supply chain with discrete applicability focused on a particular niche in the warehouse automation value chain (for example, specific pick and pack / e-commerce fulfillment robotics) or are older manufacturing technologies that serve to automate high-volume, lower-value repetitive tasks (such as conveyor belts and sensors). We believe the Symbotic system is unique in its ability to serve as a comprehensive end-to-end warehouse automation system.
Advances in Core Technologies
We benefit from advances in robotics, sensors, visual systems, processing power, machine learning, and artificial intelligence that have been developed and commercialized over the last decade. For example, we are beneficiaries of the tens of billions of dollars that have been invested in attempts to advance autonomous vehicle technology.
Symbotic Platform Overview
Reasoning from first principles, we have re-conceived the purpose and needs of the supply chain. From that perspective, we have completely re-designed and re-engineered the warehouse, unencumbered by legacy thinking and the resulting narrowly targeted technologies aimed at reducing fragments of cost in the warehouse.
Our systems manage every aspect of warehouse logistics, from the time merchandise is off-loaded from a producer’s truck or container until that merchandise is ready to be delivered to a store, pick-up location, or individual. Our platform has an approximate useful life of 25 to 30 years and is so space efficient that it can be installed in phases in operating distribution centers with minimal impact to operations. The platform is composed of atomizing robotics, a buffering structure, autonomous mobile robots that handle product, robotic palletizing cells and software that coordinates and optimizes the movements of all these systems to maximize the throughput of goods while reducing cost of the system.
Unique Platform Architecture

Our innovative platform architecture differentiates our system from alternative warehouse systems. Eight pillars of that architecture combine synergistically to deliver the benefits of our systems. Those pillars are:
•A.I.-Powered Software: Our platform is enhanced by our A.I.-powered autonomous hardware and system software.
•Atomizing: Atomizing goods is the process of dividing quantities of goods to the lowest common fulfillment unit (e.g., from pallets-to-cases and cases-to-items). Our platform atomizes incoming pallets to the case level and handles those original (or “native”) cases throughout our system. We are prototyping the ability to atomize cases to the item level to handle toted items in our platform just like we currently handle cases which would allow both cases and toted items to be integrated into a single platform. Competing warehouse systems handle pallets and more frequently partial pallets of goods. Pallets and partial pallets represent an increased level of on hand inventory and partial pallets leave unused volume within the warehouse. Volume adds expense because it has its own cost and because volume adds movement distance, slowing down the transport of goods through the supply chain. By managing goods at the case and toted item level, rather than at the pallet level, our systems remove unused space from the distribution center, allowing merchandise to be stored more densely and increasing the speed of product throughput. These space saving efforts are increased by the storage density of our platform, which allows us to retrofit our systems into our customers’ existing warehouse operations without interrupting ongoing supply chain operations or requiring capital to build new greenfield warehouse space.
•Randomizing: Our platform function is analogous to that of a random-access computer hard drive. By effectively “digitizing” each individual case and toted item and spreading them throughout the buffering structure, we create optionality for our picking and routing optimization algorithms. Merchandise is opportunistically placed throughout the buffering structure, similar to the way a random-access hard drive handles data. This minimizes movement to increase throughput, enhance SKU agility and reduce the number of autonomous mobile robots required to distribute product.
•Autonomous Movement: Fully autonomous mobile robots allow our systems to have superior flexibility, speed, mobility, and inventory handling capabilities. Like fully autonomous cars operating in a smart city, our robots operate independently but act collectively to transport, sequence, and move cases through a warehouse. Our algorithms consider robot proximity, travel distance and other factors to solve for optimal overall performance while dynamically adjusting as anomalies arise. In addition, because each robot can travel anywhere in a two-dimensional plane and moves like a car that can make radius turns, our robots are comparatively fast, traveling up to 25 miles-per-hour (mph). Faster movement enhances throughput and efficiency by clearing aisles more quickly and allowing for more storage and retrieval transactions per hour compared to tray, shuttle or crane-based systems. Finally, our use of automation and software means our systems can approach true “lights-out” operation (100% up-time with zero human intervention).

•Original (Native) Package Handling: In our current applications, we handle cases by lifting them from the bottom using an automated fork system. This approach allows our platform to manipulate a wide range of case sizes, types and weights in a variety of packaging formats. This allows our platform to handle and be configurable to a wider range of goods and verticals. Unlike some of our competitors, we do not handle goods with grippers, which can crush products, or suction cups, which can drop goods. We also do not transfer goods to standardized trays, eliminating this additional handling of goods. Instead, bottom-lift handling reduces case damage and system rejection rates, thereby decreasing waste and cost.
•End-to-End Integration: By being an integrated end-to-end system, we are able to comprehensively change a warehouse and a customer’s supply chain to maximize its efficiency.
•System-of-Systems Design: Our system-of-systems architecture philosophy eliminates single points of failure, enhancing system resiliency. Utilizing a redundant array of autonomous robots, lifts and inbound and outbound palletizing systems allows any part of our system to assume the task load of another system part, in the event any sub-system ever fails. In addition, our hardware and software systems are engineered for rapid serviceability utilizing field replaceable components wherever possible.
•Scalable Modularity: Our architecture is highly modular and scalable, allowing us to install our systems in existing warehouse facilities while achieving full performance benefits. We are also able to install our systems in phases, allowing the existing warehouse facility to continue to operate while the transition to our systems is underway. Finally, we can easily reconfigure and expand our systems to accommodate SKU proliferation as our customers’ needs and strategies evolve.
Platform Functional Flow Overview
Generally, manufacturers create their products in batches by SKU (Stock Keeping Unit, or individual type of item, like cans of chicken noodle soup). Manufacturers then aggregate and package the goods in manageable quantities for efficient and safe shipping. Usually, products are batched in cardboard or plastic cases. Cases may then be stacked on 4-foot by 4-foot pallets as high as safely possible and then shrink-wrapped so the pallets retain integrity while in transit and the goods can be transported without damage.
A pallet may commonly contain anywhere between 40 and 120 cases depending on the size and weight of the product inside and, therefore, could contain dozens to hundreds of individual items that will ultimately be sold to consumers. Some manufacturers produce homogeneous pallets with one SKU. Others may combine multiple SKUs on heterogeneous pallets if the cases are the same size and the manufacturer is able to do so efficiently in their production process.
Other products may be shipped un-palletized because a manufacturer does not produce or sell enough of one item to make full pallet shipping efficient. Products may also travel through the supply chain unpalletized because the goods have been combined with other products for more efficient shipping. This often happens for products coming from international destinations given the desire to fill a shipping container with multiple items and/or from multiple manufacturers to reduce overall shipping costs. Un-palletized products generally come stacked randomly in a truck trailer or shipping container.
Symbotic’s system can uniquely handle homogeneous and heterogeneous palletized and un-palletized products.
•Palletized Inbound: When palletized product reaches a warehouse, the pallets are placed into our automated system where our large de-palletizing robots use state of the art vision technology and our proprietary end-of-arm tools to pick up entire layers of product and transfer them to our “singulating” robots. Our singulating robots also use vision technology and other proprietary end-of-arm tools to orient each individual case optimally for storage and handling in the system’s buffering structure. The cases then enter the scan tunnel.
•Other Inbound: When unpalletized product reaches our system, the individual cases enter the scan tunnel just like palletized inbound product.
•Scan Tunnel: On the way to the buffering structure, each case proceeds through a short scan tunnel where we use vision technology and sensors to “digitize” the dimensions and attributes of each inbound case. Simultaneously, the system performs an integrity check of the case to screen for damage. Case damage can compromise the movement of the goods through our system, and it may indicate damaged product inside the case. Any case that our system determines is non-conforming or damaged is rejected by the system. An associate will either repair the case before re-induction into the system or reject the damaged goods.
•Buffering Structure: The buffering structure of our platform, where goods are placed, stored, and retrieved, is composed of a number of levels stacked on top of each other. Each level is approximately three feet tall, allowing a typical thirty-two-foot-tall warehouse to have ten levels of storage for optimized space utilization. Each individual level has a transfer deck that spans the width of the structure and connects several dozen aisles that extend horizontally at a 90-degree angle from the transfer deck. This gives us approximately 200,000 linear feet of storage in our average sized platform. The levels are connected vertically by a series of lifts.
•Lifts: Upon exit from the scan tunnel, the case moves to a collection of lifts that function like a bank of elevators in a building. Simultaneously, our A.I.-enabled software determines the optimal randomized location in the structure for storage of that case. When a case reaches the lift to which it is assigned, the lift extends its finger lift system and picks up the case. The lift then brings the case to the appropriate level in the structure and places it onto a buffer shelf where the case will be picked up by a Symbot. The Symbot will then bring the case to the aisle storage position for that level.
•Symbots: Symbots are our fully autonomous mobile goods handling robots. They are powered by rapid-charging ultracapacitors, so charging takes a matter of seconds as the Symbots drive over charge plates integrated into the floor of the buffering structure. This eliminates the need for Symbots to come out of service for charging, allowing them to operate all day for weeks at a time. If required, an individual Symbot can be removed from the system by remote instruction when it needs maintenance. Our Symbots are interchangeable and hand off tasks to other Symbots in a live operating system without productivity loss should a Symbot need maintenance.
The Symbots lift each case from the bottom using fingers that extend under the case, rather than gripping and pulling, enabling case handling without the need to put them on trays. Trayless handling allows us to store cases randomly throughout our storage structure within five millimeters of another case.
The Symbot picks up a case from the lift and enters the transfer deck on its way to the appropriate aisle. The Symbots are routed by our proprietary artificial intelligence software to the aisle and location where a case is to be placed. Once in the appropriate aisle, the Symbot accelerates rapidly up to 25 mph towards the specific location where it has been instructed to place the case.
When the Symbot reaches the appropriate placement location it extends its finger lift system and places the case on the aisle position and is ready for its next task. In a typical size and configuration system, a Symbot can reach any location in our structure and return to our inbound or outbound cells in under four minutes.
Retrieving a case is simply the reverse process of placing a case.
•Outbound: Our outbound lifts retrieve cases delivered by Symbots and transfers them to the outbound level of the system. Our software utilizes the Symbots and lifts to sequence cases in an optimal order for outbound processing. A typical system creates what we call a “rainbow pallet” comprising a variety of different products and SKUs. Our system can also create a rainbow pallet based upon a customer’s store plan that contains products for a specific store aisle, which can be delivered directly from a truck to the end of an aisle so that store employees can unpack the cases from the pallet and replenish shelves quickly and reduce store labor costs.
•Palletizing: Our system uses A.I.-based software that enables us to palletize cases using two robotic arms on opposite sides of a pallet. These two robotic arms work together placing a case onto a pallet in less than three seconds.
Our Competitive Strengths
Our people, technologies, and experience, underpinned by decades of leadership in supply chain operations and innovation provide us with significant advantages over our competitors. Specifically, we benefit from the following competitive advantages:
Experienced, Founder-Led Leadership Team
Symbotic is a founder-led company. Our Chairman, Chief Executive Officer and significant shareholder, Richard B. Cohen, started Symbotic in 2006, to develop advanced technologies to make the supply chain work better for everyone. This vision was inspired by Mr. Cohen’s experiences building C&S Wholesale Grocers.
Mr. Cohen is an accomplished business builder, as evidenced by his helping lead sales growth at C&S Wholesale Grocers from $14 million in 1974 to $27 billion in 2018. Effectively running warehouse operations for the low margin grocery industry, Mr. Cohen has been building, running, and innovating warehouses for two generations. We believe our founder’s deep industry and operational expertise is a core competitive advantage for Symbotic.

Mr. Cohen has built a team of experienced board members and executives with a diverse range of technology expertise acquired at industry leading companies and institutions such as Flex, Fortna, IBM, Intuit, Manhattan Associates, MIT, Netezza, RealPage, SoftBank, Staples, Tesla and Walmart.
Unique Team Culture
Our team has harnessed first principles thinking to help us understand complex systems like supply chains and automation in simple, elemental ways. This approach unburdens our creativity from the constraints of legacy problem solving. First principles thinking also leads us to constantly question our established approaches to problems, freeing us to invent new technologies to improve the supply chain. Approximately half of the Symbotic team is composed of software, mechanical, electrical, and systems engineers and scientists who have been conducting research and development focused on our core technology. As a result, we have developed or created a significant amount of intellectual property protecting our core technology, including a patent portfolio with over 490 patent filings.
First Mover Advantage with Differentiated Platform Architecture
We believe we have developed highly unique platform architecture utilizing fully autonomous robots, at scale and in real world supply chain applications. The advantages of this approach are so compelling, as quantifiably measured by performance data in real world applications, that we believe our approach can become the de facto standard approach for how warehouses operate.
Superior System Return on Investment
Because of the quantifiable metrics related to our platform, our systems can provide our customers with a rapid recovery of investment costs and a compelling return on investment.
•Superior Product Throughput: The high density of our platform, the optimized and randomized storage of our architecture, and the speed and agility of our autonomous mobile robots minimizes movement to increase throughput, enhancing SKU agility and reducing the number of robots required to distribute product.
•High Density System & Storage: Partial pallets represent an increased level of on hand inventory and leave unused volume within the warehouse. Volume adds expense because it has a storage cost and adds movement distance that slows down the movement of goods through the supply chain. By managing goods at the case and tote level, rather than at the pallet level, our systems remove unused space from the distribution center, store merchandise more densely and increase the speed of product throughput.

•No Compromise Retrofit: The modularity and scalability of our systems allows us to install our systems in existing warehouse facilities while achieving full performance benefits. We are also able to install our systems in phases, allowing the warehouse facility to continue to operate while the transition to our system is underway. Finally, we can easily reconfigure and expand our systems to accommodate SKU proliferation as our customers’ needs and strategies evolve.
•Inventory Reduction & SKU Agility: The accuracy, throughput speed, and density of our platform allow our customers to achieve a higher level of availability and a wider range of SKU variety with less inventory.
•Fulfillment Accuracy: Our digitization strategy, artificial intelligence enabled store/retrieve software and other automated systems contribute to the 99.9999% fulfillment accuracy of our platform.

•System Resilience: Our system-of-systems architecture philosophy eliminates single points of failure, enhancing system resiliency. Utilizing a redundant array of autonomous robots, lifts and inbound and outbound palletizing systems allows any part of our system to assume the task load of another system part, should any sub-system ever fail. In addition, our hardware and software systems are engineered for rapid serviceability utilizing field-replaceable components wherever possible.
•System Scalability: Our platform can be scaled to fit the needs of our customers and scale of their facilities. We are also able to install our systems in phases, allowing the warehouse facility to continue to operate while the transition to our systems is underway. Finally, we can easily reconfigure and expand our systems to accommodate SKU proliferation as our customers’ needs and strategies evolve.
Remaining Performance Obligations (“Backlog”)
As of September 24, 2022, Symbotic had a $11.1 billion backlog of orders from its customers, of which approximately 8% is expected to be recognized as revenue in the following twelve months.
The backlog is largely structured on a cost-plus fixed profit basis. This allows Symbotic to maintain its gross profit targets even in times of high inflation or supply chain related price increases. For example, in most cases rising integrated circuit chip costs or increases in steel prices are passed on to the customer, preserving Symbotic’s gross profit.
Our significant contracts do not contain termination for convenience clauses. Outside of insolvency, or specific change in control provisions, most of our backlog can only be terminated if Symbotic does not deliver the systems ordered at their defined performance standards, which we believe to be unlikely. In addition, because our systems significantly reduce our customers’ costs, contract termination by our customers would be costly and disruptive, enhancing our ability to retain our customers.
Backbone of Commerce
Our expertise has been established at the front end of the supply chain because our systems “handshake” directly with producers and manufacturers who are the first node in the supply chain. We describe our platform as the backbone of commerce, because with our optimized case handling capability, all downstream nodes in the supply chain benefit. This means our systems have a strategic level impact for our customers and are mission critical for daily operations, that we believe will result in high rates of customer retention.
We are also prototyping a full-scale, individual unit handling application, that can be integrated into our case handling platform, and be installed in the distribution center. We believe this capability is unique and will drive stronger supply chain efficiency through reduced handling and the ability to buffer inventory at either the precise unit, or case count.
We believe our competitive positioning is highly differentiated because our upstream expertise facilitates our integration with other downstream applications, including our own in prototype development. Our systems reside upstream in the supply chain from systems for e-commerce fulfillment centers. Our competitors have not established automated case level buffering infrastructure or distribution center expertise, making their upstream integration significantly more challenging than our downstream integration.
Our Market Opportunity
We define our primary strategically addressed market as the total potential spend on our systems over the next 15 years for U.S. warehouses in the general merchandise, ambient grocery, ambient food distribution, consumer packaged food, and apparel verticals. We estimate the size of our initial strategically addressed market to be $126 billion based on the number of warehouses in each of those verticals, our estimates of the percent of warehouses in each vertical that are addressable (over 1,500), and the expected average price of our system and associated recurring revenue.
We estimate that there is an additional $112 billion in market opportunity from our secondary verticals (non-food consumer packaged goods, home improvement, auto parts, third-party logistics, and refrigerated and frozen foods), implying a $238 billion total addressable market in the United States.
Over time we plan to expand beyond our primary and secondary target verticals, into additional verticals such as pharmaceuticals and electronics. To capture the size of this broader market opportunity, we estimate the size of these additional verticals in the United States at an additional $51 billion (using the same methodology we use for our primary and secondary verticals).

We also plan to expand to Canada and Europe, so we define our total addressable market as our total U.S. market opportunity of $289 billion plus our market opportunity in Canada and Europe, which we estimate to be an additional $83 billion. This implies a total addressable market of $373 billion (over 6,500 distribution centers). To estimate our market opportunity in foreign countries, we currently exclude Asia, but for the remaining countries we assume the number of warehouses in each country relative to the number of warehouses in the U.S. is proportionate to their relative GDPs. We then multiply the resulting number of warehouses by our estimate for the percent of those warehouses that are addressable and by our estimate for the average price of our system and associated recurring revenue outside the U.S.
Our Growth Strategy
The key elements of our strategy for growth include the following:
•Further penetrate existing customers’ operations: Our existing customers are large companies, many of which have thousands of stores and hundreds of warehouses and distribution centers. Under our current contracts with these customers, we are fully converting a portion of these customers’ distribution centers in the United States. We fully expect that the value these customers receive in the contracted distribution centers will translate to winning full deployments at the remainder of their distribution centers and therefore, we expect to grow our market share.
•Win additional customers in existing verticals: Given the size of our primary serviceable addressable market relative to the size of our current customer base, there is significant room for us to expand within existing verticals. We have numerous other potential customers in various stages of the sales cycle and expect to win new customers in our existing verticals.
•Expand into new verticals: We believe that every vertical that involves the physical distribution of goods through a distribution center is a potential customer. We currently have the intention and technological capability to expand to the non-food consumer packaged goods, auto parts, and third-party logistics verticals. Additionally, as we build out our refrigerated and frozen capabilities, we intend to expand to the refrigerated and frozen food verticals.
•Expand product offerings: We intend to expand our product suite to increase our potential value to existing customers and to attract new customers. For example, by building out our integrated item handling application, we can help our existing customers manage an increasing variety of SKUs and optimize their e-commerce operations. We can also increase our appeal to pure-play e-commerce retailers. Because our Symbotic platform is designed to integrate such third-party applications, we also are exploring opportunities to expand our product suite through partnerships, investments in companies, and acquisitions. Finally, we are exploring new business models, specifically by adding reverse logistics and warehousing-as-a-service offerings. These future anticipated products are not included in our current support and maintenance arrangements.
•Geographic Expansion: Working with our existing customers and by adding new customers, we intend to expand our operations beyond the United States and Canada. We are currently evaluating opportunities in Europe, Latin America, and the Middle East.
Competition
Most of our target market currently relies on conventional manual and semi-mechanized systems that are labor intensive. There are several point solutions available in the market that automate certain components of the warehouse or distribution center, but few offer end-to-end systems. Those that do typically require a significant greenfield real estate investment.
Some point solutions such as specific goods-to-people robotics or pick and pack robotic arm solutions address only specific supply chain functions but do not maximize the efficiency of the supply chain as a whole. These solutions also must be integrated with other disparate technologies, which often comes at significant cost and time and adds latency to operations.
Those companies that do offer end-to-end systems, most notably Witron, Honeywell, Dematic, Vanderlande, SSI Schaefer and Swisslog, have systems that are composed of a disparate set of mechanically complex point solutions, with numerous single points of failure. These systems are challenging to implement and expensive to adapt to changing customer needs and SKU variation. Even these end-to-end mechanical systems require significant manual labor. They are frequently based on pallet and partial pallet storage techniques, requiring additional inventory and warehouse space.
There are also systems such as Amazon Kiva, Exotec, Ocado, and AutoStore that focus exclusively on individual order fulfillment. We do not consider these to be direct competitors at present because we are focused initially on fulfillment to physical stores; however, they will potentially become partners or competitors as we expand into e-commerce, or if they expand to brick-and-mortar retail. Today, however, these four companies focus primarily on e-commerce, lack case picking technology, and therefore cannot support large retailers with both online and offline operations.
Customers
Customer Base
We have a strong blue chip customer base that includes some of the world’s largest retailers and wholesale grocers, including Walmart, Albertsons, UNFI, Target and Giant Tiger, and our affiliate, C&S Wholesale Grocers.
Since inception, our customers have ordered approximately $12.1 billion of systems from us, and as of September 24, 2022, we had orders of approximately $11.1 billion in backlog that we expect to deliver and install over approximately the next eight years. A substantial majority of the $11.1 billion in backlog relates to the Walmart MAA.
Walmart
We have worked with Walmart since 2015 and entered into the initial Walmart MAA in 2017 and restated and amended that agreement in January 2019. On April 30, 2021, we amended the Walmart MAA to expand our commercial relationship with Walmart and the scope of the Walmart MAA to the implementation of systems, which for purposes of the Walmart MAA are apportioned into 80 “modules,” across 25 of Walmart’s 42 regional distribution centers. On May 20, 2022, we again amended and restated the Walmart MAA to further expand our commercial relationship with Walmart and the scope of the Walmart MAA to the implementation of 188 modules, 20 of which are contingent on the satisfaction of certain conditions described in the Walmart MAA, across all of Walmart’s 42 regional distribution centers. The amendment and restatement added an additional $6.1 billion to our backlog.
The implementation of the modules under the Walmart MAA began in 2021 and will continue based upon an agreed-upon timeline, subject to limited adjustment, with the implementation of all modules to begin by the end of 2028. For each module, Walmart pays us:
•the cost of implementation, including the cost of material and labor, plus a specified net profit amount;
•for software maintenance and support for a minimum of 15 years following preliminary acceptance of the module and with annual renewals thereafter; and
•for spare parts.
Walmart also pays us for operation services for modules installed in the first four buildings for an operation service period for each module that ends on the third anniversary of preliminary acceptance of the final module installed in a building.
The initial term of the Walmart MAA expires on May 20, 2034 with annual renewals of the term thereafter. At any time, either party may terminate the Walmart MAA in the event of insolvency of the other party or a material breach of the other party that has not been cured. Walmart may also terminate the Walmart MAA at any time if we fail to meet certain performance standards or undergo certain change of control transactions.
Pursuant to the Walmart MAA, we must provide Walmart notice in certain circumstances, including if we explore transactions other than the Business Combination that would reasonably be expected to result in a change of control or sale of 25% or more of the voting power of Symbotic. Such transactions are prohibited for specified time periods following such notice, and we must allow Walmart to participate on terms and conditions substantially similar to those of other third-party participants. We have also agreed to certain restrictions on our ability to sell or license our products and services to a specified company or its subsidiaries, affiliates or dedicated service providers.
On December 12, 2021, we entered into an Investment and Subscription Agreement (the “Investment and Subscription Agreement”) with Walmart. Pursuant to such agreement, in connection with the amendment and restatement of the Walmart MAA on May 20, 2022, Walmart exercised a warrant to purchase 267,281 units of Warehouse, or 3.7% of the total outstanding units of Warehouse as calculated following the exercise of the warrant and issuance of units thereunder, at an aggregate purchase price of $103,980,327. We also issued Walmart a new warrant to purchase 258,972 units of Warehouse, or 3.5% of the total outstanding units of Warehouse as calculated on a pro forma basis at the time of the issuance of the warrant, subject to customary adjustments, at an exercise price of $614.34 per unit, which is the estimated value of a unit of Warehouse on the date of the Merger Agreement based on the Exchange Ratio assuming one share of Class A Common Stock is $10.00.

Pursuant to the Investment and Subscription Agreement and as a result of the warrant exercise, Walmart has the right to designate a Walmart employee of a certain seniority level to attend all meetings of the Board in a nonvoting observer capacity, except in certain circumstances, including where such observer’s attendance may be inconsistent with the directors’ fiduciary duties to the Company or where such meetings may involve attorney-client privileged information, a conflict of interest between the Company and Walmart or information that the Company determines is competitively or commercially sensitive. Additionally, pursuant to the Investment and Subscription Agreement and subject to certain exceptions described therein, Walmart is subject to a standstill agreement that limits Walmart’s ability to pursue certain transactions with respect to Warehouse and the Company until the earlier of (i) December 12, 2025 and (ii) the later of (a) the date on which Walmart owns less than 5% of the fully diluted equity interests of Warehouse or, after the closing of the Business Combination (the “Closing”), the Company and (b) the date that is six months after Walmart no longer has the board observer rights described above.
Products
Our system is typically sold in three parts: the initial system sale, software maintenance and support services, and operation services. The Symbotic system is a modular, highly configurable capital asset purchase that we sell to our customer in the year of deployment. Then over the remaining system life, which is typically 25-30 years, we charge a software maintenance fee. Finally, we provide training and system operation until the customer assumes operational duties. Our typical deployment model is to install the system over a period of six to twelve months, operate the system for a limited time, and then transfer daily operation to the customer.
Omni-Channel Application
We are currently prototyping, in one of our customer’s operating distribution centers, an application that integrates an additional function for the Symbotic platform, called Omni-Channel. This application atomizes cases to the item level and handles totes filled with multiple items just like we handle native cases. This novel application creates an environment in which both cases and toted items can be handled and shipped from a single platform. We believe this provides a significant step forward in our ability to provide an integrated omni-channel platform.
System deployments
Symbotic is an end-to-end automated system for product distribution at the heart of the supply chain. We have spent 15 years working at the confluence of product manufacturing and retail distribution to produce a fully automated system that allows more efficient handling, storage, selection, and transportation of goods once they are placed into the supply chain by manufacturers. We have accomplished this by combining “smart” software with “smart” hardware such as our autonomous mobile robots. The power of our system is that the components of the platform and applications work together in one system-of-systems to provide the results our customers experience.
Technologies
Our technologies fall into two categories: (1) platform and applications software; and (2) hardware, which includes firmware related to the operation of that hardware.
Software
•A.I.–Enabled Software: Our systems utilize artificial intelligence technologies in a variety of ways to dynamically achieve optimal performance and improve over time. For example, our platform can independently determine the best locations to buffer inventory in the structure to improve outbound efficiency. In addition, the software enables our autonomous robots to independently place and retrieve various sizes of packages with different package material, make corrections to account for product movement, and efficiently navigate through our platform to complete the system’s objectives in the shortest amount of time and at the lowest cost. Our software also dynamically responds to changes in inventory availability to fulfill customer orders on time.
By using machine learning and A.I. tools to process all the data our system is generating, our system is improved by the tasks it performs. This helps us to develop algorithmic innovations that further improve system performance over time.
•System Manager: The System Manager module of our software stack balances work across the inbound and outbound cells of our platform. It does this by managing inbound inventory and inventory levels in the buffering structure against fulfillment orders, optimized to fulfillment gate times. The System Manager module also creates the pallet build plan based on a variety of factors including the aforementioned inventory levels, but also store and aisle specific plan-o-grams, pallet structure, and even more granular criteria such as isolating hazardous products that require special handling.
•Storage & Retrieval Engine: Our Storage and Retrieval Engine coordinates the mechanical components (or assets) within our platform such as our autonomous robots, buffer shelves, and lifts. It also determines, orders, and assigns all the tasks to be performed by the system. Finally, the engine manages the safety systems within the platform by monitoring physical access and related zonal lockouts.
The engine builds a put-away task list as goods are received that is based on a put-away optimization which determines the best placement of goods within the buffering structure. Simultaneously, the engine builds a retrieval task list based on fulfillment requests.
Next, the location and status of every platform asset and every case of goods is evaluated, and mobile robot routes are assigned to optimally perform all the put-away and retrieval tasks.
Since the flow of goods through our platform is highly dynamic and related parameters are constantly changing, the engine reoptimizes every task that needs to be completed multiple times per second. The re-optimization is based on the supply of goods on hand, the location of those goods, and the assets available within the buffering structure. Tasks may then be reassigned, and the routes of the mobile robot recomputed.
•Real-Time Data Analytics Software: Our proprietary software aggregates and synthesizes system data to provide real-time analytics and actionable insights regarding inventory levels, system throughput, accuracy, and performance. We also collect and analyze real-time data on various systems throughout the platform to evaluate system health, predict maintenance needs, and as a result maintain a high level of system performance.
Hardware
•Intelligent Autonomous Mobile Robots: Our intelligent, autonomous mobile robots utilize a suite of sensors to handle cases and locate, retrieve, and transport approximately 80% of the SKUs in our customers’ facilities at speeds of up to 25 mph (10 times faster than the average human) with 99.9999% accuracy. Our newest version of these robots uses vision technology in addition to our autonomous routing algorithms (described above) to achieve optimal speed, safety, and routing.
•A.I.-Powered De-Palletizing Robotic Systems: Our proprietary de-palletizing robotic end of arm tools, coupled with our A.I. and state-of-the-art vision enhanced robotic arms de-palletize up to 1,800 cases and 200 SKU layers per hour. In the de-palletization process, we scan each case to create a digital model of every case, including, among other things, its size, stability, and density that enables our A.I. software to optimize storage, retrieval and palletizing for distribution to stores based upon an individual case’s characteristics. Our software also analyzes the structural integrity of a case during the de-palletization process to understand whether it needs to be rejected or repaired rather than inducted into the system to improve system performance and optimize inventory in the system.
•A.I.-Powered Palletizing Robotic Systems: Using proprietary A.I.-powered software, state-of-the-art vision enhanced palletizing robotic arms and our patented end of arm tools we combine multiple SKUs into aisle-ready pallets that significantly reduce in-store labor costs for our brick-and-mortar customers while maximizing pallet capacity and throughput. Our palletizing robotic application uses two robots simultaneously to palletize product rapidly and efficiently.
Research and Development
Our technology is underpinned by over $700 million invested in developing the Symbotic platform, and is protected in part by over 490 issued and/or pending patents. Our engineers have extensive robotics and software experience and have been working on our product portfolio for over 15 years. We conduct our research and development in our headquarters, based in Wilmington, Massachusetts as well as at our Canadian headquarters in Montreal, Quebec.
Our research and development activities currently include programs in the following areas:
•Expand the capabilities and improve our technology: We aim to continuously advance our hardware and software development to offer better solutions to our customers that benefit their needs. Specifically, we intend to continue innovating our robust A.I.-enabled robots alongside our proprietary software to continue to help our customers optimize operational efficiency.

•Expand system offerings: As our existing customers’ needs shift and expand, we will innovate, evolve and be flexible. We will continue to innovate our existing systems as well as introduce new offerings in specific areas for which we do not have a solution, such as tailoring our platform to handle non-ambient foods. This will not only allow us to deepen our penetration within existing customers, but also grow our customer base in adjacent applications.
Sales and Marketing
We go to market via a direct sales model. Given the size, complexity and value of our technology system, our sales to date have come from long-term discussions between our management team and senior-level executives with our current customers. We intend to accelerate our sales cycle as we begin to expand our marketing efforts and transition from a small number of very large transactions to more widespread adoption of our technology systems.
Manufacturing and Suppliers
We operate two manufacturing centers with co-located engineering support in Wilmington, Massachusetts, and Montreal, Quebec. Our Wilmington facility assembles our fully autonomous mobile robots while our facility in Montreal assembles de-palletizing and palletizing robotic cells. Both facilities use Oracle NetSuite for procurement, and to track & control production. Each factory is roughly 40,000 square feet in size and is staffed with a mix of permanent and temporary employees to manage peak production and can operate on two shifts. To increase production, we intend to increase utilization of our installed manufacturing capacity, as well as continue partnering with subcontractors to take on an increasing amount of production.
We purchase a variety of components from a variety of vendors to assemble our autonomous robots. We also purchase lifts, fixed place robots, conveyors, and steel racking equipment from a wide range of vendors to complete our systems.
Intellectual Property
Our ability to drive innovation in the robotics and A.I. automation markets depends in part upon our ability to protect our core technology and the intellectual property therein and thereto. We seek to protect our intellectual property rights in our core technology through a combination of patents, trademarks, copyrights, and trade secrets. This includes the use of non-disclosure and invention assignment agreements with our contractors and employees and the use of non-disclosure agreements with our customers, vendors, and business partners.
Unpatented research, development, know-how and engineering skills make an important contribution to our business and core technology, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding our intellectual property. As of September 24, 2022, we had 315 issued patents in 10 countries and an additional 179 patents pending worldwide. Our issued patents are scheduled to expire between August 2024 and May 2041.
Employees and Human Capital Resources
Our employees are critical to our success. As of September 24, 2022, we had approximately 1,120 full-time employees, including approximately 945 based in the United States. Approximately 53% of our employees work in our offices in Wilmington, Massachusetts and Montreal, Quebec. However, due to the nature of the COVID-19 pandemic, many in our workforce have been and continue to work remotely. The remainder of our employees install, commission, operate or maintain our systems at customers’ facilities. We also engage consultants and contractors to supplement our permanent workforce on an as needed basis.
A significant proportion of our employees are engaged in engineering, research and development, and related functions. We have been investing in our people for over a decade and our team possesses decades of combined technical and engineering experience, with a majority of our full-time employees holding technical degrees and a substantial portion of our total employee base holding advanced degrees, including numerous PhDs in engineering.
We consider our relationship with our employees to be in good standing and have yet to experience any work stoppages. None of our employees are subject to a collective bargaining agreement or represented by a labor union.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees and consultants through cash and stock performance rewards and other benefits.

Government Regulations
Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, laws, regulations and permitting requirements of federal, state and local authorities, including related to environmental, health and safety, anti-corruption and export controls.
Environmental Matters
We are subject to domestic and foreign environmental laws and regulations governing our operations, including, but not limited to, emissions into the air and water and the use, handling, disposal and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities, operation of our systems and the disposal of our systems. These laws and regulations govern, among other things, the generation, use, storage, registration, handling and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees.
Export and Trade Matters
We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control and export controls administered by the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea and the Crimea Region of Ukraine. In addition, our systems may be subject to export regulations that can involve significant compliance time and may add additional overhead cost to our systems. In recent years the United States government has a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future systems may be subject to these heightened regulations, which could increase our compliance costs.
See “Risk Factors—Other Risks—We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations and could face criminal liability and other serious consequences for violations, which could adversely affect our business, financial condition and results of operations” for additional information about the anti-corruption and anti-money laundering laws that may affect our business.
Available Information
Our internet address is www.symbotic.com. Our website and the information contained therein or linked thereto are not part of this Annual Report. We make available free of charge through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish them to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.
Item 1A. Risk Factors
In evaluating our Company and our business, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our Class A common stock could decline, and you could lose part or all of your investment. The material and other risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.
Risk Factor Summary
•Risks related to Symbotic’s business, operations and industry, including that:
◦Symbotic is an early-stage company with a limited operating history. Symbotic has not been profitable historically and may not achieve or maintain profitability in the near term or at all, and it is difficult to evaluate Symbotic’s future prospects and the risks and challenges it may encounter.
◦Symbotic depends heavily on principal customers, and therefore, its success is heavily dependent on its principal customers’ ability to grow their businesses and their adoption of Symbotic’s warehouse automation systems.
◦Symbotic’s operating results and financial condition may fluctuate from period to period, which could make its future operating results difficult to predict or cause its operating results to fall below analysts’ and investors’ expectations.
◦C&S Wholesale Grocers, an important customer of Symbotic, is an affiliate of Symbotic. Despite Symbotic’s affiliation with C&S Wholesale Grocers, there is no guarantee that it will continue to be a customer beyond the term of its current contracts with Symbotic.
◦Symbotic depends upon key employees and other highly qualified personnel, and will need to hire and train additional personnel.
◦Symbotic’s new warehouse automation systems, software, services and products may not be successful or meet existing or future requirements in supply agreements with existing or future customers, and may be affected from time to time by design and manufacturing defects that could adversely affect its business, financial condition and results of operations and result in harm to its reputation.
◦Symbotic relies on suppliers to provide equipment, components and services. Any disruption to the suppliers’ operations could adversely affect Symbotic’s business, financial condition and results of operations.
◦The markets in which Symbotic participates could become more competitive and many companies may target the markets in which Symbotic does business. Additionally, Symbotic’s customers and potential customers may develop in-house solutions that compete with its warehouse automation systems. If Symbotic is unable to compete effectively with these potential competitors and developments, its sales and profitability could be adversely affected.
◦If Symbotic is unable to develop new solutions, adapt to technological change, evolving industry standards and changing business needs or preferences, sell its software, services and products into new markets or further penetrate its existing markets, its revenue may not grow as expected.
◦Laws and regulations governing the robotics and warehouse automation industries are still developing and may restrict Symbotic’s business or increase the costs of its solutions, making Symbotic’s solutions less competitive or adversely affecting its revenue growth.
◦Supply chain interruptions may increase Symbotic’s costs or reduce its revenue.
•Risks related to intellectual property, including that:
◦Symbotic may need to bring or defend itself against patent, copyright, trademark, trade secret or other intellectual property infringement or misappropriation claims, which may adversely affect its business, financial condition and results of operations by limiting its ability to use technology or intellectual property and causing it to incur substantial costs.
◦Symbotic’s business, financial condition and results of operations may be adversely affected and the value of its brand, products and other intangible assets may be diminished if it is unable to maintain and protect its IP from unauthorized use, infringement or misappropriation by third parties.
•Risks related to cybersecurity, software deficiencies, service interruptions and data privacy, including that:

◦Symbotic has experienced cybersecurity incidents in the past and may experience further cybersecurity incidents or security breaches of its systems or IT (including third-party systems or IT that Symbotic relies on to operate its business) in the future, which may result in system disruptions, shutdowns or unauthorized access to or disclosure of confidential or personal information.
◦Symbotic’s ability to efficiently manage and expand its business depends significantly on the reliability, capacity and protection of its systems and IT (including third-party systems or IT that Symbotic relies on to operate its business). Real or perceived errors, failures, bugs, defects or security breaches or interruptions of these systems and IT could disrupt its operations, lead to loss of proprietary information, damage its relationships with customers or its vendors, result in regulatory investigations and penalties, lead to liability and litigation, negatively impact its reputation and otherwise adversely affect its business, financial condition and results of operations.
•Other risks, including that:
◦As a private company, Symbotic was not required to document and test, management was not required to certify, and its auditors were not required to opine on, the effectiveness of its internal controls over financial reporting. Failure to maintain adequate financial, IT and management processes and controls could result in material weaknesses and errors in Symbotic’s financial reporting, which could adversely affect its business, financial condition and results of operations. Moreover, there are inherent limitations in all control systems, and misstatements due to error or fraud that could seriously harm its business may occur and not be detected.
◦The dual class structure of the Company’s common stock has the effect of concentrating voting control with Richard B. Cohen (the “Symbotic Founder”), certain family members of the Symbotic Founder and certain affiliated entities and trusts of the Symbotic Founder and his family members; this will limit or preclude your ability to influence corporate matters.
◦Symbotic shares certain key executives with C&S Wholesale Grocers, which means those executives will not devote their full time and attention to the Company’s affairs, and the overlap may give rise to conflicts.
Risks Related to Our Business, Operations and Industry
Unless the context otherwise requires, all references in this “Risk Factors—Risks Related to Our Business and Industry” section to “ we,” “ us” and “ our” refer to Symbotic as it currently exists following the consummation of the Business Combination and to Warehouse as it existed prior to the consummation of the Business Combination.
We are an early-stage company with a limited operating history and a history of losses. We have not been profitable historically and may not achieve or maintain profitability in the near term or at all, and it is difficult to evaluate our future prospects and the risks and challenges we may encounter.
We face significant risks and difficulties as an early-stage company and have a limited operating history upon which to evaluate the viability and sustainability of our technology, systems and processes, which increases the risk to your investment. In addition, we have an accumulated deficit of $1,286.6 million as of September 24, 2022 and $1,154.9 million as of September 25, 2021 and have incurred recurring net losses since inception, including net losses of $139.1 million and $122.3 million, respectively, for the years ended September 24, 2022 and September 25, 2021. We believe we will continue to incur operating losses in the near term as we continue to invest significantly in our business to position us for future growth, including expending substantial financial and other resources on:
•product development, including investments in our product development team and the development of new products and new functionality for our warehouse automation systems, as well as investments in further optimizing our existing warehouse automation systems and robotics technology, software, products and infrastructure;
•our technology infrastructure, including systems architecture, scalability, availability, performance and security;
•acquisitions and strategic transactions;
•our international operations and anticipated international expansion; and
•general administration, including increased legal, compliance and accounting expenses associated with being a public company.

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
As a result, it is difficult to predict our future revenue or appropriately budget for our expenses. In the event that actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially affected. The projected financial information appearing elsewhere in this Annual Report on Form 10-K has been prepared by our management and reflects current estimates of future performance. The projected results depend on the successful implementation of our management’s growth strategies and are based on assumptions and events over which we have only partial or no control. Important factors that may affect actual results and cause the results reflected in the projected financial information not to be achieved include, among other things, risks and uncertainties relating to Symbotic’s business, industry performance, the regulatory environment, and general business and economic conditions. The prospective financial information also reflects assumptions as to certain business decisions that are subject to change.
We depend heavily on principal customers, and therefore, our success is heavily dependent on our principal customers’ ability to grow their businesses and their adoption of our warehouse automation systems.
Walmart, our largest customer, accounted for approximately 94% of our total revenue in the fiscal year ended September 24, 2022 and for a substantial majority of our $11.1 billion Backlog (as defined herein) as of September 24, 2022. We have worked with Walmart since 2015 and entered into a Master Automation Agreement with Walmart in 2017 to implement systems in 25 of Walmart’s 42 regional distribution centers. We amended and restated the Master Automation Agreement on May 20, 2022 (as it may be amended and/or restated from time to time, the “Walmart MAA”) to implement systems in all of Walmart’s 42 regional distribution centers, adding an additional $6.1 billion to our Backlog. Pursuant to such agreement, we have agreed to certain restrictions on our ability to sell or license our products and services to a specified company or its subsidiaries, affiliates or dedicated service providers. Walmart also has certain board observation rights following the Business Combination. Thus, our ability to maintain a close, mutually beneficial relationship with Walmart is an important element in our continued growth.
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
In addition to our dependence on Walmart, we are also dependent upon sales to C&S Wholesale Grocers, Inc. (“C&S Wholesale Grocers”), with which we are affiliated, Albertsons, Giant Tiger and Target. Net sales to these customers accounted for approximately 6% of our total revenue in the fiscal year ended September 24, 2022. It is not possible for us to predict the level of demand that will be generated by any of these customers in the future. In addition, revenue from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. To the extent that one or more customers in this group decide not to implement our warehouse automation systems in their distribution centers or decide to retain manual solutions or adopt single point automated solutions for their distribution centers, our business, financial condition or results of operations may be materially and adversely affected.

C&S Wholesale Grocers, an important customer, is an affiliate of Symbotic. Despite our affiliation with C&S Wholesale Grocers, there is no guarantee that it will continue to be a customer beyond the term of its current contracts with us.
Our Chairman and Chief Executive Officer, Richard B. Cohen, also serves as the Executive Chairman of C&S Wholesale Grocers. Additionally, Mr. Cohen and trusts for the benefit of his family are the only beneficial stockholders of C&S Wholesale Grocers. As a result, C&S Wholesale Grocers can be considered an affiliate of Symbotic.
C&S Wholesale Grocers is also an important customer that has implemented production Symbotic systems as well as proof of concept and test systems in its facilities. All Symbotic systems purchased under our existing contracts with C&S Wholesale Grocers have been delivered, though we have ongoing software license and maintenance obligations under our contracts with C&S through March 2026. Despite our affiliation with C&S Wholesale Grocers, there is no guarantee that it will continue to be a customer beyond the term of its current contracts with us. To the extent C&S Wholesale Grocers decides not to renew its current contracts with us or to implement additional Symbotic warehouse automation systems in their distribution centers, our business, financial condition or results of operations may be materially and adversely affected.
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
Our operating results and financial condition fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which will not be within our control. Both our business and warehouse automation are changing and evolving rapidly, and our historical operating results may not be useful in predicting our future operating results. If our operating results do not meet the guidance that we provide to the marketplace or the expectations of securities analysts or investors, the market price of our common stock will likely decline. Fluctuations in our operating results and financial condition may be due to a number of factors, including:
•the portion of our revenue attributable to software license and maintenance fees and system operation service fees versus milestone payments for system installation and other sales;
•changes in pricing by us in response to competitive pricing actions;
•the ability of our equipment vendors to continue to manufacture high-quality products and to supply sufficient products to meet our demands;
•the impact of shortages of components, commodities or other materials, including semiconductors and integrated circuits, and other supply chain disruptions;
•our ability to control costs, including our operating expenses and the costs of the equipment we purchase;
•the timing and success of introductions of new solutions, products or upgrades by us or our competitors;
•changes in our business and pricing policies or those of our competitors;
•competition, including entry into the industry by new competitors and new offerings by existing competitors;
•our ability to successfully manage any past or future acquisitions, strategic transactions and integrations of businesses;
•our ability to obtain, maintain, protect or enforce our IP (as defined herein), including our trademarks and patents, and maintaining the confidentiality of our trade secrets;
•the amount and timing of expenditures, including those related to expanding our operations, increasing research and development, improving facilities and introducing new warehouse automation systems;
•the ability to effectively manage growth within existing and new markets domestically and abroad;
•changes in the payment terms for our warehouse automation systems;
•the strength of regional, national and global economies;
•the impact of cybersecurity incidents or security breaches; and
•the impact of natural disasters, health pandemics or man-made problems such as terrorism.
Due to the foregoing factors, and the other risks discussed in this Annual Report on Form 10-K, you should not rely on quarter-over-quarter and year-over-year comparisons of our operating results as an indicator of our future performance.

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
Our business requires that we buy equipment, components and services including electronic components and commodities. Our reliance on suppliers involves certain risks, including:
•poor quality or an insecure supply chain, which could adversely affect the reliability and reputation of our hardware and software products, solutions and services;
•changes in the cost of these purchases due to inflation, exchange rate fluctuations, taxes, tariffs, commodity market volatility or other factors that affect our suppliers;
•embargoes, sanctions and other trade restrictions that may affect our ability to purchase from various suppliers;
•risks related to intellectual property such as challenges to ownership of rights or alleged infringement by suppliers; and
•shortages of components, commodities or other materials, including semiconductors and integrated circuits, which could adversely affect our manufacturing efficiencies and ability to make timely delivery of our products, solutions and services.
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
We currently share certain services with C&S Wholesale Grocers including, but not limited to, tax services. We are in the process of procuring such services separately from C&S Wholesale Grocers or entering into agreements that govern the use of shared services with C&S Wholesale Grocers. Among other potential risks, this process may result in increased costs, including insurance costs, for Symbotic.
We currently rely on certain shared services with our affiliate, C&S Wholesale Grocers, in the operation of our business. A number of these services, including certain tax services, information technology (“IT”) equipment and security systems and certain other arrangements (including other support services), are pursuant to unwritten arrangements with C&S Wholesale Grocers. We are currently in the process of entering into independent arrangements and/or agreements with C&S Wholesale Grocers with respect to these services, including with respect to the allocation of liabilities and obligations attributable to us and to C&S Wholesale Grocers under any continued shared services. This process may result in increased costs, including insurance costs, for us. In addition, if these arrangements terminate or expire and we do not enter into replacement agreements, we could suffer operational difficulties and/or significant losses.
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
Our ability to compete depends on a number of factors, including:
•our warehouse automation systems’ functionality, performance, ease of use, ease of installation, reliability, availability and cost effectiveness relative to that of our competitors’ products;
•our success in utilizing new and proprietary technologies (including software) to offer solutions and features previously not available in the marketplace;
•our success in identifying new markets, applications and technologies and evolving our product to address these markets;
•our ability to attract and retain customers;
•our name recognition and reputation; and
•our ability to obtain, maintain, protect and enforce our IP.
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
In response to a determination that we have infringed upon, misappropriated or violated a third party’s IP (including through our indemnification obligations), we may be required to do one or more of the following:
•cease development, sales or use of our products that incorporate or are covered by the asserted IP;
•pay substantial damages, including through settlement payments or indemnification obligations (including legal fees);
•obtain a license from the owner of the asserted IP, which license may not be available on reasonable terms or at all; or
•redesign one or more aspects of our warehouse automation systems that is alleged to infringe, misappropriate or violate any third-party IP.
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
Our success depends on our ability to protect our IP (including by obtaining and enforcing our patents and trademarks and maintaining the confidentiality of our proprietary source code and other trade secrets), and the failure to adequately maintain, protect or enforce our IP could result in our competitors offering products or services similar or superior to ours, which would adversely affect our business, prospects, financial condition and operating results. We rely on a combination of patents, trade secrets (including know-how), employee and third-party invention assignment and nondisclosure agreements, copyright, trademark, and other IP licenses and contractual rights to establish, maintain and protect the IP in and to our systems and technology. The measures we take to maintain and protect our IP from infringement, misappropriation or violation by others or the unauthorized disclosure of our trade secrets may not be effective for various reasons, including the following:
•any patent applications we submit or currently have pending may not result in the issuance of patents;
•the scope of our issued patents, including our patent claims, may not be broad enough to protect our proprietary rights;

•our issued patents may be challenged, invalidated or held unenforceable through administrative or legal proceedings in the U.S. or in foreign jurisdictions;
•our employees or business partners may breach their confidentiality, non-disclosure and non-use obligations to us and we may not have adequate remedies for any such breach;
•current and future competitors or third parties may reverse engineer, circumvent or design around our technology or IP or independently discover or develop technologies or software that are substantially equivalent or superior to ours;
•we may not be successful in enforcing our IP portfolio against third parties who are infringing, violating or misappropriating such IP, for a number of reasons, including substantive and procedural legal impediments;
•our trademarks may not be valid or enforceable, our efforts to protect our trademarks from unauthorized use may be deemed insufficient to satisfy legal requirements throughout the world to maintain our rights in our trademarks, and any goodwill that we have developed in those trademarks could be lost or impaired;
•the costs associated with enforcing patents, confidentiality and invention assignment agreements or other IP and IP-related agreements may make enforcement commercially impracticable or divert our management’s attention and resources; and
•our use of open source software could: (i) subject us to claims alleging that we are not compliant with such software licenses; (ii) require us to publicly release portions of our proprietary source code; and (iii) expose us to greater security risks than would the use of non-open source third-party commercial software.
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
We rely on our patent portfolio to protect our competitive advantages. As of September 24, 2022, we had 315 issued patents in 10 countries and an additional 179 patents pending worldwide. Our issued patents are scheduled to expire between August 2024 and May 2041. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business (including our revolutionary distribution center structure, our depalletizing tool and other software and hardware components related to our system), in addition to other proprietary technologies (including source code) which are primarily maintained as trade secrets. We intend to pursue additional IP protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our point-to-point warehouse solutions or other automated or robotic-assisted distribution systems.
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
We have experienced cyber threats and incidents in the past, although none have been material or had a material adverse effect on our business or financial condition. In the past, an unauthorized actor gained access to our IT system, which resulted in certain information being accessed and exfiltrated, including human resources and employee data. Information that may have been subject to unauthorized access includes names, addresses and Social Security Numbers of employees. We may experience additional cybersecurity incidents and security breaches in the future. Additionally, due to the ongoing COVID-19 pandemic, certain functional areas of our workforce remain in a remote work environment and such an environment may be outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing and other cybersecurity attacks, and unauthorized dissemination of sensitive, proprietary or confidential information.
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
We may collect and process certain personal information of our customers or customers’ customers in connection with our business. Additionally, we collect and otherwise process other data relating to individuals, including business partners, prospects, employees, vendors and contractors. Although we take steps to protect the security of our customers’ personal information and other personal information within our control, we may face actual or perceived breaches of security, security incidents or other misuses of this information, and many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data. We may be required to expend significant resources to comply with security breach and security incident notification requirements if a third party accesses or acquires such personal information without authorization, if we otherwise experience a security breach or incident or loss or damage of personal information, or if this is perceived to have occurred. Any actual or perceived breach of our network security or systems, or those of our vendors or service providers, could result in claims, litigation and proceedings against us by governmental entities, customers, individuals or others, have negative effects on our business and future prospects, including possible fines, penalties and damages, and could result in reduced demand for our systems, software, services and products and harm to our reputation and brand, resulting in negative impacts to our business, financial condition and results of operations.
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
Risks Related to Ownership of Our Common Stock
Our common stock price may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
The trading price of our common stock may be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Related to Symbotic—Risks Related to Our Business, Operations and Industry” and the following:

•the impact of the COVID-19 pandemic on our financial condition and the results of operations;
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•conditions that impact demand for our products;
•future announcements concerning our business, our clients’ businesses or our competitors’ businesses;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the “JOBS Act”;
•the size of our public float;
•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in laws or regulations which adversely affect our industry or us;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in senior management or key personnel;
•issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•changes in our dividend policy;
•adverse resolution of new or pending litigation against us; and
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.
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
Beginning in January 2022, there has been a precipitous drop in the market values of growth-oriented companies. Accordingly, securities of growth companies such as ours may be more volatile than other securities and may involve special risks.
Beginning in January 2022, there has been a precipitous drop in the market values of growth-oriented companies like ours. In recent months, inflationary pressures, increases in interest rates and other adverse economic and market forces have contributed to these drops in market value. As a result, our securities are subject to potential downward pressures, which may cause further volatility in the price of our securities and adversely impact our ability to secure financing.
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
We have filed a registration statement with the SEC on Form S-8 providing for the registration of shares of our common stock issued or reserved for issuance under the Incentive Compensation Plan and the ESPP. Subject to the satisfaction of vesting conditions, shares registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction. From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.
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
Future sales, or the perception of future sales, of our common stock by us or our stockholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
As of December 5, 2022, there are (i) 58,497,230 shares of Class A Common Stock issued and outstanding, (ii) 78,476,494 shares of Class V-1 Common Stock issued and outstanding, and (iii) 416,933,025 shares of Class V-3 Common Stock issued and outstanding. The numbers of shares set forth above do not take into account unvested shares of Symbotic Class A Common Stock, Earnout Interests or units and paired shares of Class V-1 Common Stock issuable upon the exercise of securities exercisable for units of Symbotic Holdings.
In connection with the Closing, pursuant to the A&R Registration Rights Agreement (as incorporated herein by reference, the “A&R Registration Rights Agreement”), Symbotic Director Equityholders (as defined in the A&R Registration Rights Agreement) agreed that they will not, during the period of one year after the Closing Date, directly or indirectly, sell, offer to sell, contract to sell, hypothecate, pledge, grant any option to purchase or otherwise dispose of or agree to dispose of, enter into any swap or other arrangement to transfer, any New Symbotic Holdings Common Units and any shares of Symbotic’s common stock received by the Symbotic Equityholders pursuant to a direct exchange or redemption of New

Symbotic Holdings Common Units, or publicly announce any intention to effect any such transaction (in each case, subject to certain exceptions set forth in the A&R Registration Rights Agreement) (the “Symbotic Transfer Restrictions”).
Additionally, Symbotic Officer Equityholders (as defined in the A&R Registration Rights Agreement) are subject to the Symbotic Transfer Restrictions for 180 days after the Closing Date.
Upon the expiration or waiver of the lock-ups described above, shares held by certain of our stockholders will be eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144, if then available. In addition, pursuant to the A&R Registration Rights Agreement, certain stockholders will have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our Class A Common Stock to decline. Following completion of the Business Combination, the shares covered by registration rights represent approximately 97.5% of our outstanding common stock.
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
In addition, the shares of our common stock reserved for future issuance under the Incentive Compensation Plan and the ESPP will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The number of shares to be reserved for future issuance under the Incentive Compensation Plan is equal to 10% of Symbotic’s Class A Common Stock on a fully diluted basis as of the closing of the Business Combination, subject to adjustment in accordance with the terms of the Incentive Compensation Plan (the “Share Reserve”). The Share Reserve will be subject to an annual increase on the first trading day of each calendar year, beginning January 1, 2023 and ending on and including January 1, 2032, by a number of shares equal to the lesser of (i) 5% of the aggregate number of shares of Class A Common Stock outstanding on the last day of the prior calendar year and (ii) such smaller number of shares (which may be zero) as is determined by the compensation committee prior to such calendar year. The Incentive Compensation Plan also permits the compensation committee to deliver awards covering an aggregate of 8,500,000 shares of Class A Common Stock of Symbotic (the “Additional Pool”) solely in connection with the exchange of awards under the 2012 Value Appreciation Plan or the Amended and Restated 2018 Long Term Incentive Plan outstanding prior to the consummation of the Business Combination. Additionally, the number of shares to be reserved for future issuance under the ESPP is equal to 2.5% of the total number of outstanding shares as of the closing of the Business Combination, subject to adjustment in accordance with the terms of the ESPP (the “Initial Share Limit”). The Initial Share Limit will be subject to an annual increase on the first day of each calendar year, beginning January 1, 2023 and ending on and including January 1, 2032, equal to the lesser of (i) 1% of the aggregate number of shares of Class A Common Stock of Symbotic then outstanding on the final day of the immediately preceding calendar year, (ii) the number of shares that equals twice the size of the Initial Share Limit and (iii) such smaller number of shares (which may be zero) as is determined by the compensation committee of the board of directors prior to such calendar year. We expect to file one or more registration statements on Form S-8 under the Securities Act to register shares of our common stock or securities convertible into or exchangeable for shares of our common stock issued pursuant to our Incentive Compensation Plan and ESPP. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.
Anti-takeover provisions in our Charter and Bylaws and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
The Charter, the Bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors. Among other things, the Charter and/or Bylaws includes the following provisions:
•a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•a forum selection clause, which means certain litigation against us can only be brought in Delaware;

•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. Symbotic will not be governed by Section 203 of the DGCL. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with an “interested stockholder” (which includes a person or group owning 15% or more of the corporation’s voting stock) for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Accordingly, Symbotic will not be subject to any anti-takeover effects of Section 203. Nevertheless, the Charter contains provisions that will have a similar effect to Section 203, which will take effect from and after the first such time after the Effective Time that the members of New Symbotic Holdings (other than Symbotic) as of the Closing Date and their Permitted Transferees (as defined in the New Symbotic Holdings LLC Agreement) no longer own a majority of the issued and outstanding shares of our common stock (the “Restriction Effective Time”), except that such restrictions on business combinations shall not apply to any interested stockholder that became such prior to the Restriction Effective Time.
Any provision of the Charter, the Bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
The Charter provides that the courts located in the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
The Charter and Bylaws provide that, unless we consent in writing to the selection of an alternative forum, (a) a state court located within the State of Delaware (or, in the event that no court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or to our stockholders or (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the Charter or the Bylaws; and (b) subject to the foregoing, the federal district court for the District of Delaware (or if such court does not have jurisdiction over such action, any other federal district court) of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for any action asserting a cause of action arising under the Securities Act, and the rules and regulations promulgated thereunder, as amended. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability, obligation or duty created by the Exchange Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, the Charter and Bylaws will provide that the federal district courts of the United States of America shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.
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
Symbotic has broad discretion in the use of the net proceeds from the Business Combination, the PIPE Investment and the Forward Purchase Shares and may not use them effectively.
Symbotic cannot specify with certainty the particular uses of the net proceeds it received from the Business Combination, the PIPE Investment and the shares purchased by the Forward Purchase Investor pursuant to the Forward Purchase Agreement, dated as of March 8, 2021, by and between SVF 3 and the Forward Purchase Investor (the “ Forward Purchase Shares”). Symbotic’s management has broad discretion in the application of the net proceeds. Symbotic management may spend a portion or all of the net proceeds in ways that its stockholders may not desire or that may not yield a favorable return. The failure by Symbotic’s management to apply these funds effectively could harm its business, financial condition, results of operations and prospects. Pending their use, Symbotic may invest the net proceeds from the Business Combination, the PIPE Investment and the Forward Purchase Shares in a manner that does not produce income or that loses value.
Because Symbotic did not become a public reporting company by means of a traditional underwritten initial public offering, the shareholders of Symbotic may face additional risks and uncertainties.
Because Symbotic became a public reporting company by means of consummating the Business Combination rather than by means of a traditional underwritten initial public offering, there was no independent third-party underwriter selling the shares of the Symbotic’s Class A Common Stock, and, accordingly, the stockholders of Symbotic did not have the benefit of an independent review and investigation of the type normally performed by an unaffiliated, independent underwriter in a public securities offering. Due diligence reviews typically include an independent investigation of the background of the company, any advisors and their respective affiliates, review of the offering documents and independent analysis of the plan of business and any underlying financial assumptions.
In addition, because Symbotic did not become a public reporting company by means of a traditional underwritten initial public offering, security or industry analysts may not provide, or be less likely to provide, coverage of Symbotic. Investment banks may also be less likely to agree to underwrite secondary offerings on behalf of Symbotic than they might if Symbotic became a public reporting company by means of a traditional underwritten initial public offering, because they may be less familiar with the Company as a result of more limited coverage by analysts and the media. The failure to receive research coverage or support in the market for the Company’s Class A Common Stock could have an adverse effect on the Company’s ability to develop a liquid market for the Company’s Class A Common Stock.
Other Risks
Prior to the Business Combination, we had not been required to document and test our internal controls over financial reporting, management had not been required to certify the effectiveness of our internal controls, and our auditors had not been required to opine on the effectiveness of our internal controls over financial reporting. Failure to maintain adequate financial, IT and management processes and controls could result in material weaknesses and errors in our financial reporting, which could adversely affect our business, financial condition and results of operations. Moreover, there are inherent limitations in all control systems, and misstatements due to error or fraud that could seriously harm our business may occur and not be detected.
Prior to the Business Combination, as a private company, we had not been subject to the SEC’s internal control reporting requirements. Following the Business Combination, we became subject to the SEC’s internal control over financial reporting requirements and will become subject to the auditor attestation requirements once we are no longer an “emerging growth company.” We will remain an emerging growth company until the earliest of: (i) the end of the fiscal year in which we had total annual gross revenue of $1.07 billion; (ii) the last day of our fiscal year following March 11, 2026 (the fifth anniversary of the date on which SVF 3 consummated the SVF 3 IPO); (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period; or (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design, inadequate enforcement and/or changes in our business, including increased complexity resulting from expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees have devoted and will need to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.
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
As we became a public company following the Business Combination, we will incur significant legal, compliance, accounting and other expenses that we did not incur as a private company. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and NASDAQ. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees, or as executive officers.
Our management has limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of

Symbotic. Our personnel have limited knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States.
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
The dual class structure of our common stock has the effect of concentrating voting control with the Symbotic Founder, certain family members of the Symbotic Founder and certain affiliated entities and trusts of the Symbotic Founder and his family members; this will limit or preclude your ability to influence corporate matters.
Our Class V-3 common stock has three votes per share and our Class A Common Stock and Class V-1 common stock has one vote per share. Class V-3 common stock convert into Class V-1 common stock in certain situations, including automatically seven years following the Business Combination. Our Chairman and Chief Executive Officer, Richard B. Cohen, together with certain family members and certain affiliated entities and trusts of Mr. Cohen and his family members, in the aggregate, hold Class V-3 common stock and 91.5% of the voting power of our outstanding common stock and are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.
Transfers by holders of Class V-3 common stock will generally result in those shares converting to Class V-1 common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of Class V-3 common stock to Class V-1 common stock will have the effect, over time, of increasing the relative voting power of those holders of Class V-3 common stock who retain their shares in the long term. If, for example, Mr. Cohen retains, including through his affiliated entities and trusts, a significant portion of his holdings of Class V-3 common stock for an extended period of time, he could, in the future, continue to control a significant portion of the combined voting power of our outstanding capital stock.
Our multi-class capital structure may render our shares ineligible for inclusion in certain stock market indices, which could adversely affect the share price and liquidity of our common stock.
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A Common Stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituencies of its indices to have greater than 5% of our voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multi-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the multi-class structure of our common stock may make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A Common Stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A Common Stock less attractive to other investors. As a result, the market price of our Class A Common Stock could be adversely affected.
We share certain key executives with C&S Wholesale Grocers, an important customer, which means those executives will not devote their full time and attention to our affairs, and the overlap may give rise to conflicts.
Our Chairman and Chief Executive Officer, Richard B. Cohen, also serves as the Executive Chairman of C&S Wholesale Grocers and he and trusts for the benefit of his family are the only beneficial stockholders of that company. In addition, our Chief Strategy Officer, William Boyd, also serves as Executive Vice President and Chief Legal Officer of C&S Wholesale Grocers and our Chief Human Resource Officer, Miriam Ort, also serves as Chief Human Resources Officer of C&S

Wholesale Grocers. As a result, not all of our executive officers devote their full time and attention to our affairs and are compensated separately by C&S Wholesale Grocers and its subsidiaries. The overlapping executives may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we, on the one hand, and C&S Wholesale Grocers, on the other hand, look at certain corporate opportunities that may be suitable for either company. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between us and C&S Wholesale Grocers. These overlapping executives’ ownership interests in us and C&S Wholesale Grocers could create actual, apparent or potential conflicts of interest if they are faced with decisions that have different implications for us and C&S Wholesale Grocers.
Our overlapping executive officers and directors with C&S Wholesale Grocers may result in the diversion of corporate opportunities to C&S Wholesale Grocers and other conflicts, and provisions in our certificate of incorporation may provide us no remedy in those circumstances.
We acknowledge that our executive officers and directors may also be serving as directors, officers, employees, consultants or agents of C&S Wholesale Grocers and its subsidiaries and that we may engage in material business transactions with such entities. Our certificate of incorporation renounces our rights to certain business opportunities and provides that no director or officer who is also serving as a director, officer, employee, consultant or agent of C&S Wholesale Grocers will be liable to us or our stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity to C&S Wholesale Grocers or any of its subsidiaries instead of us, or does not refer or communicate information regarding such corporate opportunities to us.
Our business, financial condition, results of operations or cash flows could be significantly hindered by the occurrence of a natural disaster, terrorist attack or other catastrophic event. We also face risks related to health pandemics or epidemics, including the ongoing COVID-19 pandemic, which could adversely affect our business, financial condition and results of operations.
Our business operations and our warehouse automation systems may be susceptible to outages due to fire, floods, unusual weather conditions, power loss, telecommunications failures, health pandemics or epidemics, terrorist attacks and other events beyond our control. Natural disasters including tornados, hurricanes, floods and earthquakes may damage the facilities of our customers, which could lead to reduced revenue for our customers and thus reduced sales. In addition, a substantial portion of our operations rely on support from our headquarters in Wilmington, Massachusetts. To the extent that fire, floods, unusual weather conditions, power loss, telecommunications failures, health pandemics or epidemics, terrorist attacks and other events beyond our control materially impact our ability to operate those offices, it may have a material impact on our business operations as a whole. To the extent that such events disrupt our business or the business of our current or prospective customers, or adversely impact our reputation, such events could adversely affect our business, financial condition, results of operations and cash flows.
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
Symbotic is a U.S. corporation and thus subject to U.S. corporate income tax on our worldwide operations. Moreover, the majority of our operations and customers are located in the United States, and, as a result, we are subject to various U.S. federal, state and local taxes. New U.S. laws and policy relating to taxes may have an adverse effect on our business and future profitability.
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
Our organizational structure is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies undertaking an initial public offering to provide certain tax benefits and associated cash flow advantages to both the issuer corporation and the existing owners of the partnership or limited liability company in the initial public offering. The Up-C structure allows the Warehouse unitholders to retain their equity ownership in New Symbotic Holdings, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of New Symbotic Holdings Common Units. This allows the holders of New Symbotic Holdings Common Units to retain the tax benefits of owning interests in a pass-through entity while also being able to access public markets. All other investors, including Symbotic shareholders, hold their equity ownership in Symbotic, a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, in the form of shares of Class A Common Stock.
Because the holders of New Symbotic Holdings Common Units hold their economic interests directly in New Symbotic Holdings, rather than through Symbotic, the interests of such holders may conflict with those of the holders of shares of Class A Common Stock of Symbotic. For example, the holders of New Symbotic Holdings Common Units may have a different tax position from the holders of Class A Common Stock of Symbotic, which could influence decisions regarding whether and when New Symbotic Holdings should dispose of assets or incur new indebtedness, undergo certain changes of control within the meaning of the Tax Receivable Agreement, or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to the holders of shares of Class A Common Stock of Symbotic.
Our only principal asset is our interest in New Symbotic Holdings, and accordingly, we will depend on distributions from New Symbotic Holdings to pay taxes, make payments under the Tax Receivable Agreement and cover our corporate and other overhead expenses.
We are a holding company and have no material assets other than our ownership interest in New Symbotic Holdings. We have no independent means of generating revenue or cash flow. To the extent the funds of New Symbotic Holdings are legally available for distribution, and subject to any restrictions contained in any credit agreement to which New Symbotic Holdings or its subsidiaries are bound, New Symbotic Holdings is required under the New Symbotic Holdings LLC Agreement to (i) make generally pro rata distributions to its equityholders, including us, in an amount generally intended to allow its equityholders to satisfy their respective income tax liabilities with respect to their allocable share of the income of New Symbotic Holdings, based on certain assumptions and conventions, and (ii) reimburse us for our corporate and other overhead expenses. In the future, we may be limited, however, in our ability to cause New Symbotic Holdings and its subsidiaries to make these and other distributions to us due to restrictions contained in any credit agreement to which New Symbotic Holdings or any of its subsidiaries are bound. To the extent that we need funds and New Symbotic Holdings or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements or are otherwise unable to provide such funds, our liquidity and financial condition could be adversely affected.
Moreover, because we have no independent means of generating revenue, our ability to make tax payments and payments under the Tax Receivable Agreement is dependent on the ability of New Symbotic Holdings to make distributions to us in an amount sufficient to cover our tax obligations and obligations under the Tax Receivable Agreement. This ability, in turn, may depend on the ability of New Symbotic Holdings’ subsidiaries to make distributions to it. The ability of New Symbotic Holdings, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdictions) that may limit the amount of funds available for distribution and (ii) restrictions contained in any credit agreement to which New Symbotic Holdings, its subsidiaries and other entities in which it directly or indirectly holds an equity interest are bound. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will accrue interest until paid.
Pursuant to the Tax Receivable Agreement, we will be required to make payments to equityholders of New Symbotic Holdings for certain tax benefits we may claim, and those payments may be substantial.
Our purchase of New Symbotic Holdings Common Units in connection with the Unit Purchase Agreement (as incorporated herein by reference, the “Unit Purchase Agreement”) and exchanges of New Symbotic Holdings Common Units for shares of our Class A Common Stock or cash pursuant to the New Symbotic Holdings LLC Agreement (collectively, “Exchanges”) are expected to produce additional favorable tax attributes for us. When we acquire New Symbotic Holdings Common Units from existing unitholders, both the existing basis and the anticipated basis adjustments are likely to increase (for tax purposes) depreciation and amortization deductions allocable to us from New Symbotic Holdings and therefore reduce the amount of income tax that we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent the increased tax basis is allocated to those assets.
We entered into the Tax Receivable Agreement, which generally provides for the payment by us to the TRA Holders of their proportionate share of 85% of the tax savings, if any, in U.S. federal and state income tax that we realize (or are deemed to realize in certain circumstances) as a result of (i) the existing tax basis in certain assets of New Symbotic Holdings that is allocable to the relevant New Symbotic Holdings Common Units, (ii) any step-up in tax basis in New Symbotic Holdings’ assets resulting from the relevant Exchanges and certain distributions (if any) by New Symbotic Holdings and payments under the Tax Receivable Agreement, and (iii) tax benefits related to imputed interest deemed to be paid by us as a result of payments under the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. These payments are our obligation and not that of New Symbotic Holdings.
We expect that the payments we will be required to make under the Tax Receivable Agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the reduction in tax payments for us associated with our purchase of New Symbotic Holdings Common Units since the Closing would aggregate to approximately $131.9 million over a 41-year period. Under such scenario we would be required to pay the TRA Holders 85% of such amount, or $112.1 million, over a 41-year period from the Closing Date.
Further, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we estimate that the reduction in tax payments for us associated with our purchase of New Symbotic Holdings Units would aggregate to approximately $1,708.7 million over 41 years based on a closing share price of $10.54 per share of Class A common stock and assuming all future Exchanges of New Symbotic Holdings Common Units had occurred on September 24, 2022. Under such scenario we would be required to pay the TRA Holders 85% of such amount, or $1,452.4 million, over a 41-year period. These amounts are estimates and have been prepared for informational purposes only. The actual amount of reduction in tax payments and related liabilities that we will recognize will differ based on, among other things, the timing of the exchanges, the price of our shares of Class A Common Stock at the time of the exchange, and the tax rates then in effect.
The actual payment amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and Tax Receivable Agreement payments by us are calculated using the market value of our Class A Common Stock at the time of an Exchange and the prevailing tax rates applicable to us over the life of the Tax Receivable Agreement and is dependent on us generating sufficient future taxable income to realize the benefit.
The actual increase in our allocable share of New Symbotic Holdings’ tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, vary depending upon a number of factors, including the timing of Exchanges, the market price of our Class A Common Stock at the time of the Exchanges, the extent to which such Exchanges are taxable, the amount and timing of the recognition of our income, the tax rate then applicable, and the portion of our payments under the Tax Receivable Agreement constituting imputed interest. Payments under the Tax Receivable Agreement are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the circumstances. Any such benefits are covered by the Tax Receivable Agreement and will increase the amounts due thereunder. In addition, the Tax Receivable Agreement provides for interest, at a rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 100 basis points, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the Tax Receivable Agreement.
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
Moreover, the Tax Receivable Agreement provides that, in the event that (i) we exercise our early termination rights under the Tax Receivable Agreement, (ii) we experience certain changes of control (as described in the Tax Receivable Agreement) or (iii) we breach any of our material obligations under the Tax Receivable Agreement, our obligations under the Tax Receivable Agreement may accelerate and we could be required to make a lump-sum cash payment to each TRA Holder equal to the present value of all future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The lump-sum payment could be substantial and could exceed the actual tax benefits that we realize subsequent to such payment because such payment would be calculated assuming, among other things, that we would have certain tax benefits available to us and that we would be able to use the potential tax benefits in future years. If we had elected to terminate the Tax Receivable Agreement immediately after the Closing, based on an assumed initial value of $10.00 per share of our Class A Common Stock and a discount rate equal to the lesser of (i) 4.50% per annum, compounded annually, and (ii) SOFR plus 100 basis points, we estimate that we would have been required to pay $1,254.5 million in the aggregate under the Tax Receivable Agreement.
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
A number of aspects of our structure depend on the classification of New Symbotic Holdings as a partnership for U.S. federal income tax purposes, and we intend to operate such that New Symbotic Holdings does not become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, Exchanges or other transfers of New Symbotic Holdings Common Units could cause New Symbotic Holdings to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that Exchanges or other transfers of New Symbotic Holdings Common Units qualify for one or more such safe harbors. For example, we intend to limit the number of New Symbotic Holdings unitholders, and the New Symbotic Holdings LLC Agreement provides for limitations on the ability of New Symbotic Holdings equityholders to transfer their New Symbotic Holdings Common Units and provides us with the right to cause the imposition of limitations and restrictions (in addition to those already in place) on the ability of New Symbotic Holdings equityholders to Exchange their New Symbotic Holdings Common Units to the extent we believe it is necessary to ensure that New Symbotic Holdings will continue to be treated as a partnership for U.S. federal income tax purposes.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters is in an approximately sixty-six thousand square foot facility that we lease in Wilmington, Massachusetts. The lease expires in May 2025, and we have the option to extend for an additional five-year period. Our other leased facilities are summarized below. We believe that our leased space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Location	~Size (sq. ft.)	Lease Expiration	Purpose
Wilmington, MA (Main)	66,000	May 2025	Headquarters, R&D & Admin
Wilmington, MA	125,000	December 2025	Innovation Center, Manufacturing & Testing
Montreal, QC	48,000	June 2026	Canadian HQ & R&D
Montreal, QC	41,000	June 2026	Manufacturing & Testing
Douglas, GA	26,000	December 2022	Inventory Management

Item 3. Legal Proceedings
We may be subject from time to time to various claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines, penalties, non-monetary sanctions or relief.

We do not currently expect the results of any of these matters to have a material effect on our business, results of operations, financial condition or cash flows.
We intend to recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. See “Risk Factors—Other Risks—Any future litigation against us could be costly and time-consuming to defend.”
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A Common Stock, par value $0.0001 per share, is traded on NASDAQ under the symbol “SYM”. Our Class V-1 Common Stock, par value $0.0001 per share, and Class V-3 Common Stock, par value $0.0001 per share, that are convertible into our Class A common stock are not traded on any established public trading market.
Holders of our Common Stock
As of December 5, 2022, there were approximately 56 holders of record of our Class A Common Stock, approximately 48 holders of our Class V-1 Common Stock and approximately 10 holders of record of our Class V-3 Common Stock. Certain shares of our Class A Common Stock are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The number of holders of record also does not include beneficial owners of shares that are be held in trust by other entities.
Dividends
We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a)(3) the Securities Exchange Act of 1934, during the quarter ended September 24, 2022.
Performance Graph
We are a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information required by paragraph (e) of Item 201 of Regulation S-K.
Recent Sales of Unregistered Securities
None, other than as set forth in our Current Report on Form 10-K filed on June 13, 2022.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Item 6. [Reserved]
Not applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K. See “Risk Factors” elsewhere in this Annual Report on Form 10-K for a discussion of certain risks associated with our business. The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. The use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public. Unless the context otherwise requires, references in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Symbotic,” “we,” “us,” “our” and the “Company” are intended to mean the business and operations of Symbotic.
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
Business Combination
SVF Investment Corp. 3, formerly known as SVF Investment III Corp., (“SVF ” and, after the Domestication as described below, “Symbotic” or the “Company”) was a blank check company incorporated as a Cayman Islands exempted company on December 11, 2020. SVF 3 was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. Warehouse Technologies LLC (“Legacy Warehouse”), a New Hampshire limited liability company, was formed in December 2006 to make investments in companies that develop new technologies to improve operating efficiencies in modern warehouses. Symbotic LLC, a technology company that develops and commercializes innovative technologies for use within warehouse operations and Symbotic Group Holdings, ULC (“ Symbotic Canada”) were wholly owned subsidiaries of Legacy Warehouse. On December 12, 2021, (i) SVF 3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legacy Warehouse, Symbotic Holdings LLC, a Delaware limited liability company (“Symbotic Holdings”), and Saturn Acquisition (DE) Corp., a Delaware corporation and wholly owned subsidiary of SVF 3 (“Merger Sub”) and (ii) Legacy Warehouse entered into an Agreement and Plan of Merger (the “Company Merger Agreement”) with Symbotic Holdings.
On June 7, 2022, as contemplated by the Merger Agreement, Legacy Warehouse merged with and into Symbotic Holdings (the “Company Reorganization”), with Symbotic Holdings surviving the merger (“Interim Symbotic”). Immediately following such merger, on June 7, 2022, as contemplated by the Merger Agreement, SVF 3 filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SVF 3 was transferred by way of continuation from the Cayman Islands and domesticated as a Delaware corporation, changing its name to “Symbotic Inc.” (the “Domestication”). Immediately following the Domestication of SVF 3, on June 7, 2022, as contemplated by the Merger Agreement, Merger Sub merged with and into Interim Symbotic (the “Merger” and, together with the Company Reorganization, the “Business Combination”), with Interim Symbotic surviving the merger as a subsidiary of Symbotic (“New Symbotic Holdings”).
Key Components of Consolidated Statements of Operations
Revenue
We generate revenue through our design and installation of modular inventory management systems (“Systems”) to automate customers’ depalletizing, storage, selection, and palletization warehousing processes. The Systems have both a hardware component and an embedded software component that enables the systems to be programmed to operate within specific customer environments. We enter into contracts with customers that can include various combinations of services to design and install the Systems. These services are generally distinct and accounted for as separate performance obligations. As a result, each customer contract may contain multiple performance obligations. We determine whether performance obligations are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether our commitment to provide the services to the customer is separately identifiable from other obligations in the contract.
We have identified the following distinct performance obligations in our contracts with customers:
Systems: We design, assemble, and install modular hardware systems and perform configuration of embedded software. Systems include the delivery of hardware and an embedded software component, sold as either a perpetual or term-based on-

premise license, that automate our customers’ depalletizing, storage, selection, and palletization warehousing processes. The modular hardware and embedded software are each not capable of being distinct because our customers cannot benefit from the hardware or software on their own. Accordingly, they are treated as a single performance obligation. Fees for systems are typically either fixed or cost-plus fixed fee amounts that are due based on the achievement of a variety of milestones beginning at contract inception through final acceptance. The substantial majority of our embedded software component is sold as a perpetual on-premise license, however, we do sell an immaterial amount of term-based on-premise licenses.
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

Other Income, Net
Other income, net primarily consists of dividend and interest income earned on our money market accounts and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities.
Income Taxes
As a result of the Business Combination, the Company was appointed as the sole managing member of Symbotic Holdings. Symbotic Holdings is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income taxes. Any taxable income or loss generated by Symbotic Holdings is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis, subject to applicable tax regulations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of Symbotic Holdings. The Company also has foreign subsidiaries which are subject to income tax in their local jurisdictions. The Company recorded zero income tax expense for the period of June 7, 2022, through September 24, 2022, which is the period following the Business Combination, as the Company incurred a pre-tax loss for the period and recorded a full valuation allowance against both its domestic and foreign deferred tax assets. Prior to the close of the Business Combination, our financial reporting predecessor, Legacy Warehouse was treated as a pass-through entity for tax purposes and no provision, except for certain foreign subsidiaries which are taxed in their respective foreign jurisdictions, was made in the consolidated financial statements for income taxes. Any income tax items for the periods prior to the close of the Business Combination are related to the applicable subsidiary companies that are subject to foreign income tax. In fiscal years 2021 and 2020, Legacy Warehouse was treated as a pass-through entity for tax purposes and had certain foreign subsidiaries. No income tax expense was recorded in 2021 due to Legacy Warehouse's pass-through status and foreign subsidiaries having a full valuation allowance against their deferred tax assets.

Results of Operations for the Years Ended September 24, 2022, September 25, 2021, and September 26, 2020
The following tables set forth certain consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
	(in thousands)
Revenue:
Systems	$567,993	$227,563	$70,818
Software maintenance and support	3,735	4,009	2,614
Operation services	21,584	20,341	18,654
Total revenue	593,312	251,913	92,086
Cost of revenue:
Systems	464,179	216,577	79,252
Software maintenance and support	4,390	2,962	3,681
Operation services	25,096	21,927	28,083
Total cost of revenue	493,665	241,466	111,016
Gross profit (loss)	99,647	10,447	(18,930)
Operating expenses:
Research and development expenses	124,141	73,386	55,861
Selling, general, and administrative expenses	115,881	59,442	35,586
Total operating expenses	240,022	132,828	91,447
Operating loss	(140,375)	(122,381)	(110,377)
Other income, net	1,286	67	809
Loss before income tax	(139,089)	(122,314)	(109,568)
Income tax benefit	—	—	47
Net loss	$(139,089)	$(122,314)	$(109,521)

	Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
Revenue:
Systems	96%	90%	77%
Software maintenance and support	1	2	3
Operation services	4	8	20
Total revenue	100	100	100
Cost of revenue:
Systems	78	86	86
Software maintenance and support	1	1	4
Operation services	4	9	30
Total cost of revenue	83	96	121
Gross profit (loss)	17	4	(21)
Operating expenses:
Research and development expenses	21	29	61
Selling, general, and administrative expenses	20	24	39
Total operating expenses	40	53	99
Operating loss	(24)	(49)	(120)
Other income, net	—	—	1
Loss before income tax	(23)	(49)	(119)
Income tax benefit	—	—	—
Net loss	(23)%	(49)%	(119)%
*Percentages are based on actual values. Totals may not sum due to rounding.
Year Ended September 24, 2022 Compared to the Year Ended September 25, 2021
Revenue

	Year Ended		Change
	September 24, 2022	September 25, 2021	Amount	%
	(dollars in thousands)
Systems	$567,993	$227,563	$340,430	150%
Software maintenance and support	3,735	4,009	(274)	(7)
Operation services	21,584	20,341	1,243	6
Total revenue	$593,312	$251,913	$341,399	136%
Systems revenue increased during the year ended September 24, 2022 as compared to the year ended September 25, 2021 due to there being seventeen system deployments currently in progress as of September 24, 2022 as compared to five deployments in progress as of September 25, 2021 as we continue to grow our business. The increase resulting from the increased deployments of our warehouse automation system is primarily due to the ongoing Master Automation Agreement with Walmart, for which we are performing the installation and implementation of our warehouse automation system within all of Walmart's 42 regional distribution centers, which is expected to continue to produce systems revenue as the warehouse automation systems are installed and implemented at the remaining regional distribution centers through fiscal year 2028.
The decrease in software maintenance and support revenue is primarily due to a temporary discontinuity in support revenue with one customer in fiscal year 2022.
The increase in operation services revenue is due to two additional operating sites in fiscal year 2022 as compared to fiscal year 2021.

Gross Profit
The following table sets forth our gross profit for the years ended September 24, 2022 and September 25, 2021:

	Year Ended
	September 24, 2022	September 25, 2021	Change
	(in thousands)
Systems	$103,814	$10,986	$92,828
Software maintenance and support	(655)	1,047	(1,702)
Operation services	(3,512)	(1,586)	(1,926)
Total gross profit (loss)	$99,647	$10,447	$89,200
For the year ended September 24, 2022, Systems gross profit increased $92.8 million from the previous year-end from $11.0 million to $103.8 million. The increase in Systems gross profit resulted from there being seventeen system deployments currently in progress as of September 24, 2022 as compared to five deployments in progress as of September 25, 2021.
For the year ended September 24, 2022, software maintenance and support gross profit decreased $1.7 million from the previous year-end from $1.0 million to $(0.7) million. The decrease in software maintenance and support gross profit is attributable to an increased cost for the year ended September 24, 2022, associated with an increase in headcount within our technical support team in order to appropriately support our growing business.
For the year ended September 24, 2022, operation services gross profit decreased $1.9 million from the previous year-end from $(1.6) million to $(3.5) million. The decrease in operation services gross profit was driven by increased cost due to a need for additional operation services personnel at one of our customer sites.

Research and Development Expenses

	Year Ended		Change
	September 24, 2022	September 25, 2021	Amount	%
	(dollars in thousands)
Research and development	$124,141	$73,386	$50,755	69%
Percentage of total revenue	21%	29%
The increase in research and development expenses for the year ended September 24, 2022 compared to the year ended September 25, 2021 was due to the following:

Change
(in thousands)
Employee-related costs	$35,060
Prototype-related costs, allocated overhead expenses, and other	15,695
$50,755
Employee-related costs increased as a result of our headcount growth to our engineering team through full-time and contracted employees as we continue to grow our software and hardware engineering organizations to support the development of key projects such as next generation autonomous EV robots as well as continue to expand our A.I. and analytics capabilities. Employee-related costs also increased as a result of equity expense attributable to the issuance of restricted stock units to our employees following the Business Combination.
The remaining increase in research and development expenses is attributable to an increase in prototype-related costs as we invest in making improvements and expansions to our warehouse automation system and autonomous bots as well as an increase in software information technology (“IT”) related costs attributable to the increase in employee headcount year over year. The increase in prototype-related costs, allocated overhead expenses, and other is also attributable to expense associated with scrapped parts related to an engineering design change to our bots which occurred during fiscal year 2022.
Selling, General, and Administrative Expenses

	Year Ended		Change
	September 24, 2022	September 25, 2021	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$115,881	$59,442	$56,439	95%
Percentage of total revenue	20%	24%
The increase in selling, general, and administrative expenses for the year ended September 24, 2022 compared to the year ended September 25, 2021 was due to the following:

Change
(in thousands)
Employee-related costs	$47,827
Allocated overhead expenses and other	8,612
$56,439
Employee-related costs increased as a result of our headcount growth within our selling, general, and administrative functions, as well as an increase in expense in fiscal year 2022 related to travel expenses as our employees resumed normal business travel in fiscal year 2022. Employee-related costs also increased as a result of equity expense attributable to the issuance of restricted stock units to our employees following the Business Combination. We increased headcount primarily to support a shift in the rapid acceleration of system deployments and business transformation. We incurred incremental costs related to building both shorter-term as well as permanent processes and infrastructure to ramp partnerships and operations.
Allocated overhead and other expenses increased due to an increase in hardware and software IT related costs attributable to the increase in employee headcount year over year as well as an increase attributable to growing our cybersecurity infrastructure. Allocated overhead and other expenses also increased as a result of additional audit, tax, and consulting services in support of the Business Combination, as well as an increase in marketing costs associated with marketing efforts following the Business Combination.
Other income, net

	Year Ended		Change
	September 24, 2022	September 25, 2021	Amount	%
(dollars in thousands)
Other income, net	$1,286	$67	$1,219	1819%
Percentage of total revenue	—%	—%
Other income, net increased due to an increase in interest income as a result of higher interest rates, as well as exchange rate fluctuations impacting our foreign currency transaction gains and losses associated with monetary assets and liabilities.

Year Ended September 25, 2021 Compared to the Year Ended September 26, 2020
Revenue

	Year Ended		Change
	September 25, 2021	September 26, 2020	Amount	%
	(dollars in thousands)
Systems	$227,563	$70,818	$156,745	221%
Software maintenance and support	4,009	2,614	1,395	53
Operation services	20,341	18,654	1,687	9
Total revenue	$251,913	$92,086	$159,827	174%
Systems revenue increased during the year ended September 25, 2021 as compared to the year ended September 26, 2020 due to the acceptance of certain warehouse automation systems as well as the commencement of other warehouse automation systems for our customers as we continue to grow our business. The increase resulting from the acceptance of certain and commencement of other warehouse automation systems is primarily due to the ongoing Master Automation Agreement with Walmart, for which we are performing the installation and implementation of our warehouse automation system within Walmart’s 42 regional distribution centers, which is expected to continue to produce systems revenue as the warehouse automation systems are installed and implemented at the remaining regional distribution centers through fiscal year 2028.

The increase in operation services and software maintenance and support revenue was a result of additional site operations, software maintenance, and spare parts revenue associated with the addition of new customer sites.
Gross Profit
The following table sets forth our gross profit for the years ended September 25, 2021 and September 26, 2020:

	Year Ended
	September 25, 2021	September 26, 2020	Change
	(in thousands)
Systems	$10,986	$(8,434)	$19,420
Software maintenance and support	1,047	(1,067)	2,114
Operation services	(1,586)	(9,429)	7,843
Total gross profit (loss)	$10,447	$(18,930)	$29,377
For the year ended September 25, 2021, Systems gross profit increased $19.4 million from the previous year-end from $(8.4) million to $11.0 million. The increase in Systems gross profit resulted from our transition from solely prototype projects incurring losses to selling a commercialized product.
For the year ended September 25, 2021, software maintenance and support gross profit increased $2.1 million from the previous year-end from $(1.1) million to $1.0 million. The increase in software maintenance and support gross profit is attributable to adding new customers in the current year, while keeping our cost base relatively flat.
For the year ended September 25, 2021, operation services gross profit increased $7.8 million from the previous year-end from $(9.4) million to $(1.6) million. The increase in operation services gross profit resulted from improved operational efficiency at our customer sites as well as a discontinuation of an operations agreement in fiscal year 2020.

Research and Development Expenses

	Year Ended		Change
	September 25, 2021	September 26, 2020	Amount	%
	(dollars in thousands)
Research and development	$73,386	$55,861	$17,525	31%
Percentage of total revenue	29%	61%
The increase in research and development expenses for the year ended September 25, 2021 compared to the year ended September 26, 2020 was due to the following:

Change
(in thousands)
Employee-related costs	$19,477
Prototype-related costs, allocated overhead expenses, and other	(1,952)
$17,525
Employee-related costs increased as a result of our year over year headcount growth to our engineering team as we continue to grow our software and hardware engineering organizations to support the development of key projects such as next generation autonomous EV robots as well as continue to expand our A.I. and analytics capabilities. In addition, employee-related costs increased from the previous fiscal year due to an increased expense associated with our unit-based compensation arrangements. The offset to the increase in employee-related costs was primarily driven by prototype-related costs.
Selling, General, and Administrative Expenses

	Year Ended		Change
	September 25, 2021	September 26, 2020	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$59,442	$35,586	$23,856	67%
Percentage of total revenue	24%	39%
The increase in selling, general, and administrative expenses for the year ended September 25, 2021 compared to the year ended September 26, 2020 was due to the following:

Change
(in thousands)
Employee-related costs	$19,208
Allocated overhead expenses and other	4,648
$23,856
Employee-related costs increased as a result of our year over year headcount growth within our selling, general, and administrative functions. We increased the headcount to our operations staff in order to deliver to our customers our modular inventory management systems in an orderly manner in line with our installation timeline, as well as to our IT organization as we build out our cybersecurity infrastructure. We also continue to invest in our sales, finance and human resource organizations to support the overall growth of the company. Additionally, employee-related costs increased from the previous fiscal year due to an increased expense associated with our unit-based compensation arrangements.
Allocated overhead and other expenses increased due primarily to additional audit, tax, and consulting services in support of the Business Combination.

Other income, net

	Year Ended		Change
	September 25, 2021	September 26, 2020	Amount	%
	(dollars in thousands)
Other income, net	$67	$809	$(742)	(92%)
Percentage of total revenue	0%	1%
The decrease in other income, net was primarily due to a decrease in interest income as a result of interest rates and dividend income.
Income tax benefit

	Year Ended		Change
	September 25, 2021	September 26, 2020	Amount	%
	(dollars in thousands)
Income tax benefit	$—	$47	$(47)	(100%)

An income tax benefit of $47 thousand was recorded for the year ended September 26, 2020 resulting from the calculated benefit for our Canadian jurisdictions. There was no such benefit or provision calculated for the year ended September 25, 2021.
Non-GAAP Financial Measure
In addition to providing financial measurements based on generally accepted accounting principles in the United States of America, or GAAP, we provide an additional financial metric that is not prepared in accordance with GAAP, or non-GAAP financial measure. We use this non-GAAP financial measure, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, to measure executive compensation, and to evaluate our financial performance. This non-GAAP financial measure is Adjusted EBITDA, as discussed below.
We believe that this non-GAAP financial measure reflects our ongoing business in a manner that allows for meaningful comparisons and analysis of trends in the business, as it facilitates comparing financial results across accounting periods and to those of peer companies. We also believe that this non-GAAP financial measure enables investors to evaluate our operating results and future prospects in the same manner as we do. This non-GAAP financial measure may exclude expenses and gains that may be unusual in nature, infrequent, or not reflective of our ongoing operating results.
The non-GAAP financial measure does not replace the presentation of our GAAP financial measures and should only be used as a supplement to, not as a substitute for, our financial results presented in accordance with GAAP.
We consider Adjusted EBITDA to be an important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net loss excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; unit and stock-based compensation; Business Combination transaction expenses; and other non-recurring items that may arise from time to time.
The non-GAAP adjustments, and our basis for excluding them from our non-GAAP financial measure, are outlined below:
•Unit and Stock-based compensation – Although unit and stock-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the derived stock price at the time of grant, varying valuation methodologies, subjective assumptions, and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude unit and stock-based compensation from our non-GAAP financial measures in order to highlight the performance of our business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.

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
The following table reconciles GAAP net loss to Adjusted EBITDA during the periods presented (in thousands):

	Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
Net loss	$(139,089)	$(122,314)	$(109,521)
Interest income	(1,287)	(35)	(1,329)
Income tax benefit	—	—	(47)
Depreciation and amortization	5,989	4,491	5,734
Unit and Stock-based compensation	40,556	11,736	208
Business combination transaction expenses	4,069	2,761	—
Adjusted EBITDA	$(89,762)	$(103,361)	$(104,955)
Liquidity and Capital Resources
As of September 24, 2022, our principal sources of liquidity were net proceeds received related to the Business Combination and cash received from customers upon the inception of contracts to install customer Systems.
The following table shows net cash and cash equivalents provided by (used in) operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
Net cash provided by (used in):
Operating activities	$(148,247)	$109,567	$(124,307)
Investing activities	(17,950)	(12,168)	(5,059)
Financing activities	362,448	—	100,000
Operating Activities
Our net cash and cash equivalents provided by (used in) operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, foreign currency losses, losses on abandonment of assets, and deferred taxes, net, as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to system installations and the associated costs incurred by us to fulfill the system installation performance obligation. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the system installation performance obligation.
Net cash used in operating activities was $148.2 million during the year ended September 24, 2022. Net cash used in operating activities was due to our net loss of $139.1 million adjusted for non-cash items of $37.0 million, primarily consisting of $26.9 million stock-based compensation expense, $6.0 million depreciation and amortization and $4.1 million of losses on abandonment of assets, offset by use of cash for operating assets and liabilities of $46.1 million due to the timing of cash payments to vendors and cash receipts from customers.

Net cash provided by operating activities was $109.6 million during the year ended September 25, 2021. Net cash provided by operating activities was due to our net loss of $122.3 million adjusted for non-cash items of $4.6 million, primarily consisting of $4.5 million depreciation and amortization and $0.1 million of unit-based compensation, offset by cash provided by operating assets and liabilities of $227.2 million due to the timing of cash payments to vendors and cash receipts from customers.
Net cash used in operating activities was $124.3 million during the year ended September 26, 2020. Net cash used in operating activities was due to our net loss of $109.5 million adjusted for non-cash items of $5.8 million, primarily consisting of $5.7 million depreciation and amortization and $0.1 million of unit-based compensation, offset by use of cash for operating assets and liabilities of $20.6 million due to the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases.
Net cash and cash equivalents used in investing activities during the year ended September 24, 2022 consisted of $18.0 million of purchased property and equipment.
Net cash and cash equivalents used in investing activities during the year ended September 25, 2021 consisted primarily of $12.2 million of purchased property and equipment.
Net cash and cash equivalents used in investing activities during the year ended September 26, 2020 consisted of $5.1 million of purchased property and equipment.
Financing Activities
Our financing activities have consisted of Class B-1 Preferred Unit member contributions as well as proceeds from the exercise of the vested warrants issued to Walmart as further described in Note 17, Stock-Based Compensation and Warrant Units to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, as well as the net proceeds received from the equity infusion from our Business Combination, offset by the purchase of interest from the noncontrolling interest, as further described in Note 3, Business Combination and Note 4, Noncontrolling Interests, respectively, to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
In connection with the Business Combination, we received net proceeds of $384.7 million, which included (i) cash of $47.1 million that was held in SVF 3’s trust account from its initial public offering and SVF 3’s operating cash account, after giving effect to redemptions of SVF 3’s Class A ordinary shares held by SVF 3 public shareholders prior to the Business Combination, (ii) proceeds of $205.0 million from the PIPE Financing, (iii) proceeds of $200.0 million from the FPA Financing, and, (iv) the payment of SVF 3 and our transaction expenses of $30.3 million and $37.1 million, respectively. Additionally, following the closing of the Business Combination, we purchased from an affiliated entity of the Symbotic Founder Common Units in New Symbotic Holdings for $300.0 million. During the year ended September 24, 2022, Walmart gross exercised the 714,022 vested warrant units for Legacy Warehouse Class A Units for a total of $277.8 million. As a result of this gross exercise, 714,022 shares of Legacy Warehouse Class A Common Units were issued to Walmart. In connection with the Business Combination, the Class A Common Units attributable to Walmart’s warrant exercise converted into units in Symbotic Holdings and Symbotic Inc. Class V-1 Common Stock.
There were no such transactions which generated cash flows from financing activities for the year ended September 25, 2021. For the year ended September 26, 2020, cash and cash equivalents provided by financing activities consisted of $100.0 million of Class B-1 Preferred Unit member contributions.
Contractual Obligations and Commitments and Liquidity Outlook
We have historically been able to generate positive cash flow from operations, which has funded our operating activities and other cash requirements and has resulted in a cash balance of $353.5 million as of September 24, 2022. Our cash requirements for the year ended September 24, 2022 were primarily related to capital expenditures and inventory purchases in order to deliver to our customers our warehouse automation systems in an orderly manner in line with our installation timeline as well as expenses related to our Business Combination.
Based on our present business plan, we expect our current cash and cash equivalents and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, leases for office space, and minimum contractual obligations.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product and service offerings, and the cost of any future acquisitions of technology or businesses. In the event that additional financing is required from outside sources, we may be unable to raise the funds on acceptable terms, if at all.
The following table summarizes our current and long-term material cash requirements as of September 24, 2022:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations	$7,230	$2,301	$4,372	$557	$—
Vendor commitments	756,953	725,866	31,087	—	—
Total	$764,183	$728,167	$35,459	$557	$—
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions, and judgments that can have a significant impact on our reported revenue, results of operations, and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet during and as of the reporting periods. These estimates, assumptions, and judgments are necessary because future events and their effects on our results and the value of our assets cannot be determined with certainty and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could differ from those estimates.
We believe that the assumptions and estimates associated with the following critical accounting policies involve significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements.
Revenue Recognition
We generate revenue from the sale of products and services. A description of our revenue recognition policies is included in the Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Although most of our sales agreements contain standard terms and conditions, certain agreements contain multiple performance obligations or non-standard terms and conditions. For customer contracts that contain more than one performance obligation, we allocate the total transaction consideration to each performance obligation based on the relative stand-alone selling price of each performance obligation within the contract. We rely on either observable standalone sales or an expected cost plus a margin approach to determine the standalone selling price of offerings, depending on the nature of the performance obligation.
As we further discuss in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, for contracts with customers entered into during fiscal year 2022 and 2021, revenue from the sales of our Systems is recognized over time as the asset created by our performance does not have alternative use to us and an enforceable right to payment for performance completed to date is present. We recognize revenue as work progresses, using costs incurred to date relative to total estimated costs at completion. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs are incurred over a period of time, which can span multiple years, and the estimation of these costs requires management’s judgment. Due to the nature of the work required to be performed on the Systems and our reliance on the availability and cost of materials required to be procured from third party vendors to build our Systems, the estimation of total revenue and cost at completion is complex, subject to many variables, and requires significant judgment on a contract-by-contract basis. As part of this process, we review information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities relate to our judgment about the installation delays or performance issues that may or may not be within our control. Risks and opportunities may also relate to supply chain trends and commodity pricing, as well as changes in foreign currencies. Changes in estimates of net sales, cost of sales, and the related impact to operating profit are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage of completion in the current period. A significant change in one or more of these estimates could affect the profitability of one of more of our performance obligations and could have a material impact on our financial condition and results of operations.
Our warehouse automation systems generally carry a limited warranty that promises the customer that delivered products are as specified. We do not consider these assurance-type warranties as a separate performance obligation and therefore, we account for such warranties under ASC 460, Guarantees.
Stock-based Compensation
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
We typically issue restricted stock units (“RSUs”) as stock-based compensation. For RSUs, the fair value is the closing market price of the stock on the date immediately preceding the grant. We recognize compensation expense over the requisite service period for awards expected to vest. We account for forfeitures as they occur, rather than applying an estimated forfeiture rate. The graded-vesting method of expense recognition is applied to all awards with service-only conditions.
Certain RSUs involve stock to be issued upon the achievement of certain performance conditions. Such RSUs become available, subject to time-based vesting conditions if, and to the extent that, financial performance criteria for the applicable period are achieved. Accordingly, the number of RSUs earned will vary based on the level of achievement of financial performance objectives for the applicable period. Until such time that our financial performance can ultimately be determined, each quarter we estimate the number of RSUs to be earned based on an evaluation of the probability of achieving the financial performance objectives. Such estimates are revised, if necessary, in subsequent periods when the underlying factors change our evaluation of the probability of achieving the financial performance objectives. Accordingly, stock-based compensation expense associated with performance-based RSUs may differ significantly from the amount recorded in the current period.
The assumptions used in calculating the fair value of stock-based compensation awards represents management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
As there was no public market for our common units prior to the Business Combination, the estimated fair value of our Class C Units had been determined based on enterprise valuations performed by management with the assistance of a third-party valuation firm. The third-party valuations of the Company’s common units were prepared in accordance with the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company

Equity Securities Issued as Compensation (the “Practice Guide”), which prescribes several valuation approaches for determining the value of an enterprise, such as the cost, market, and income approaches, and various methodologies for allocating the value of an enterprise to its capital structure and specifically the common stock.
In accordance with the Practice Guide, the following methods of valuation were considered:
•Option Pricing Method (“OPM”) – The OPM estimates the value of the common equity using the various inputs in the Black-Scholes option pricing model. The OPM treats the rights of the holders of common units as equivalent to that of call options on any value of the enterprise above certain break points of value based upon the liquidation preferences of the holders of our preferred units, as well as their rights to participation. Thus, the value of the common units can be determined by estimating the value of its portion of each of these call option rights. Under this method, the common units have value only if the funds available for distribution to the common unitholders exceed the value of the liquidation preferences of the preferred unitholders at the time of a liquidity event, such as a merger or sale. Given that the common unit represents a non-marketable equity interest in a private enterprise, an adjustment to the preliminary value estimates is made to account for the lack of liquidity that a unitholder experiences. This adjustment is commonly referred to as a discount for lack of marketability.
•Probability-Weighted Expected Return Method (“PWERM”) – The PWERM is a scenario-based analysis that estimates the value per unit based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes considered by us, as well as the economic and control rights of each class of units.
•Hybrid Method (“Hybrid Method”) – The Hybrid Method is a weighted-average method that combines elements of both the OPM and PWERM methods. Weighting allocations are assigned to the OPM and PWERM methods factoring in possible future liquidity events.
The OPM was utilized for the independent third-party valuation of our Class C Units as of September 26, 2020. Subsequently, because of our improved visibility into the timing of a potential initial public offering (“IPO”), the Hybrid Method was utilized for the independent third-party valuation of our Class C Units beginning in the third fiscal quarter of 2021. Equity value for each liquidity event scenario utilized under the Hybrid Method valuation was weighted based on a probability of each event’s occurrence. In our Hybrid Method, two types of future event scenarios were considered: an IPO and a non-IPO scenario accounting for all other potential future exits. Under both scenarios, the enterprise value was determined using a combination of the income approach, specifically a discounted cash flow analysis, and the market approach, specifically the similar transactions method and public company market multiple method. The relative probabilities between the future exit scenarios were based on an analysis of performance and market conditions at the time, including then-current IPO valuations of similarly situated companies and expectations as to the timing and likely prospects of future event scenarios.
As the Class C Units contained a redemption feature outside of our control, the Class C Units were classified outside of permanent members’ deficit and the carrying value of Class C Units was adjusted to redemption value at each reporting period through a charge to members’ deficit (until such time as the Class C Units were redeemed or forfeited). As noted above, in connection with the Business Combination, the Class C Units were converted into Common Stock using an exchange ratio of 58.15 per share.
Value Appreciation Units (“VAP Units”) may be exercised for a cash payment equal to the appreciation in the fair market value of 1/100th of a Class C Unit and are subject to three exercisability triggers before any vested award may be exercised, with the achievement of each trigger allowing one third of the vested award to be exercised. Because the VAP Units are settleable in cash, they are treated as liability classified awards. Accordingly, the carrying value of the liability is adjusted to fair value at each reporting period through a charge to earnings (until such time as the VAP Units are settled or forfeited). Further, the exercisability triggers noted above represent performance conditions that impact the vesting of the awards. Accordingly, compensation expense is not recognized until such time as the performance conditions are considered probable of achievement. In the fourth quarter of fiscal year 2022, all outstanding VAP Units were converted into restricted stock units, and treated as a modification in accordance with ASC 718, Compensation - Stock Compensation, which resulted in a charge to additional paid-in capital of $24.4 million.
Warrant transactions
Warrants to purchase Class A Units may be accounted for as either liability or equity instruments depending on the terms of the warrant agreements. The warrants issued by us are accounted for as equity instruments due to our ability to settle the warrants through the issuance of units and the absence of terms which would require liability classification, including the rights of the grantee to require cash settlement. We classify these equity instruments within additional paid-in capital on the consolidated balance sheets.
Warrants to purchase units accounted for as equity instruments represent the warrants issued to Walmart as discussed in Note 17, Stock-Based Compensation and Warrant Units. As of September 27, 2020, we adopted FASB Accounting Standards Update 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (“ASU 2019-08”), which requires entities to measure and classify share-based payment awards granted to a customer by applying the guidance under Topic 718.
In order to calculate warrant charges, we used the Black-Scholes pricing model, which required key inputs including volatility and risk-free interest rate and certain unobservable inputs for which there is little or no market data, requiring us to develop our own assumptions. We estimated the fair value of unvested warrants, considered to be probable of vesting, at the time. Based on that estimated fair value, we determined warrant charges, which were recorded as a reduction of the transaction price.
Off-Balance Sheet Arrangements:
As of September 24, 2022, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.
Recently Adopted Accounting Pronouncements
See Note 2 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of recently adopted accounting standards.
Recently Issued Accounting Pronouncements
See Note 2 to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of certain recently issued accounting standards which may impact our financial statements in future reporting periods.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk, including changes to interest rates and foreign currency exchange rates.
Interest Rate Sensitivity
We had cash and cash equivalents totaling $353.5 million and $156.6 million as of September 24, 2022, and September 25, 2021, respectively. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less, are stated at cost, and approximate fair value. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash and investments with original maturities of three months.
Foreign Currency Risk
Although we are exposed to foreign currency risk from our international operations, we do not consider it to have a material impact. Certain transactions of the Company and its subsidiaries are denominated in currencies other than the functional currency. Foreign currency transaction losses were less than $0.1 million for the year ended September 24, 2022, $0.1 million for the year ended September 25, 2021, and less than $0.1 million for the year ended September 26, 2020, and were recorded within other income, net on the consolidated statements of operations.
Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
The Company’s cash and cash equivalents are generally held with large financial institutions. Although the Company’s deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of September 24, 2022, its risk relating to deposits exceeding federally insured limits was not significant.
The Company has no significant off-balance sheet risk such as foreign exchange contracts, options contracts, or other hedging arrangements.

The Company believes its credit policies are prudent and reflect normal industry terms and business risk. The Company generally does not require collateral from its customers and generally requires payment 30 days from the invoice date. At September 24, 2022, three customers accounted for over 10% of the Company’s accounts receivable balance, and one customer accounted for over 10% of the Company’s accounts receivable balance at September 25, 2021.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Symbotic Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Symbotic Inc. and subsidiaries (the “Company”) as of September 24, 2022 and September 25, 2021, the related consolidated statements of operations, comprehensive loss, changes in redeemable preferred and common units and equity (deficit), and cash flows for each of the three years in the period ended September 24, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 24, 2022 and September 25, 2021 and the results of its operations and its cash flows for each of the three years in the period ended September 24, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Boston, Massachusetts
December 9, 2022

Symbotic Inc.
Consolidated Balance Sheets
(in thousands)

	September 24, 2022	September 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$353,457	$156,634
Accounts receivable	3,412	63,370
Unbilled accounts receivable	101,816	—
Inventories	91,900	33,561
Deferred expenses	29,150	489
Prepaid expenses and other current assets	25,663	6,366
Total current assets	605,398	260,420
Property and equipment, at cost	48,722	37,177
Less: Accumulated depreciation	(23,844)	(18,560)
Property and equipment, net	24,878	18,617
Intangible assets, net	650	1,164
Other long-term assets	337	334
Total assets	$631,263	$280,535
LIABILITIES, REDEEMABLE PREFERRED AND COMMON UNITS AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$68,448	$28,018
Accrued expenses	47,312	31,131
Sales tax payable	12,953	18,405
Deferred revenue, current	394,244	259,418
Total current liabilities	522,957	336,972
Deferred revenue, long-term	31,465	216,538
Other long-term liabilities	7,901	3,993
Total liabilities	562,323	557,503

Commitments and contingencies (Note 14)	—	—

Redeemable preferred and common units:
Preferred units, Class B-1, 0 units authorized, issued, and outstanding at September 24, 2022 and 2 units authorized, 1 unit issued and outstanding at September 25, 2021	—	232,278
Preferred units, Class B, 0 units authorized, issued, and outstanding at September 24, 2022 and 1 unit authorized, issued, and outstanding at September 25, 2021	—	459,007
Common units, Class C, 0 units authorized, issued, and outstanding at September 24, 2022 and 428,571 units authorized, issued, and outstanding at September 25, 2021	—	144,975
Equity (deficit):
Common voting units, Class A, 0 units authorized, issued, and outstanding at September 24, 2022 and 7,071,424 units authorized, 5,997,632 units issued and outstanding at September 25, 2021	—	16,809

Class A Common Stock, 3,000,000,000 shares authorized, 57,718,836 shares issued and outstanding at September 24, 2022 and 0 shares authorized, issued, and outstanding at September 25, 2021	6	—
Class V-1 Common Stock, 1,000,000,000 shares authorized, 79,237,388 shares issued and outstanding at September 24, 2022 and 0 shares authorized, issued, and outstanding at September 25, 2021	8	—
Class V-3 Common Stock, 450,000,000 shares authorized, 416,933,025 shares issued and outstanding at September 24, 2022 and 0 shares authorized, issued, and outstanding at September 25, 2021	42	—
Additional paid-in capital - warrants	58,126	26,999
Additional paid-in capital	1,237,865	—
Accumulated deficit	(1,286,569)	(1,154,944)
Accumulated other comprehensive loss	(2,294)	(2,092)
Total stockholders' equity / members’ deficit	7,184	(1,113,228)
Noncontrolling interest	61,756	—
Total equity (deficit)	68,940	(1,113,228)
Total liabilities, redeemable preferred and common units, and equity (deficit)	$631,263	$280,535
The accompanying notes are an integral part of these consolidated financial statements.

Symbotic Inc.
Consolidated Statements of Operations
(in thousands, except share and per share information)

	Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
Revenue:
Systems	$567,993	$227,563	$70,818
Software maintenance and support	3,735	4,009	2,614
Operation services	21,584	20,341	18,654
Total revenue	593,312	251,913	92,086
Cost of revenue:
Systems	464,179	216,577	79,252
Software maintenance and support	4,390	2,962	3,681
Operation services	25,096	21,927	28,083
Total cost of revenue	493,665	241,466	111,016
Gross profit (loss)	99,647	10,447	(18,930)
Operating expenses:
Research and development expenses	124,141	73,386	55,861
Selling, general, and administrative expenses	115,881	59,442	35,586
Total operating expenses	240,022	132,828	91,447
Operating loss	(140,375)	(122,381)	(110,377)
Other income, net	1,286	67	809
Loss before income tax	(139,089)	(122,314)	(109,568)
Income tax benefit	—	—	47
Net loss	(139,089)	(122,314)	(109,521)
Net loss attributable to Legacy Warehouse unitholders prior to the Business Combination	(72,134)	(122,314)	(109,521)
Net loss attributable to noncontrolling interests	(60,092)	—	—
Net loss attributable to common stockholders	$(6,863)	$—	$—

Loss per share of Class A Common Stock: (1)
Basic and Diluted	$(0.13)	N/M	N/M
Weighted-average shares of Class A Common Stock outstanding:
Basic and Diluted	54,086,381	N/M	N/M
(1) Loss per share information has not been presented for periods prior to the Business Combination (as defined in Note 3, Business Combination), as it resulted in values that would not be meaningful to the users of these consolidated financial statements. Refer to Note 3, Business Combination for further information. This has been indicated on these statements of operations as “N/M”.

The accompanying notes are an integral part of these consolidated financial statements.

Symbotic Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
Net loss	$(139,089)	$(122,314)	$(109,521)
Foreign currency translation adjustments	(2,338)	2,326	(1,825)
Total comprehensive loss	(141,427)	(119,988)	(111,346)
Comprehensive loss attributable to Legacy Warehouse unitholders prior to the Business Combination	(72,097)	(119,988)	(111,346)
Comprehensive loss attributable to noncontrolling interests	(62,228)	—	—
Total comprehensive loss attributable to common stockholders	$(7,102)	$—	$—
The accompanying notes are an integral part of these consolidated financial statements

Symbotic Inc.
Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit)
(in thousands, except unit and share information)

	Redeemable Preferred and Common Units														Additional Paid-In Capital - Warrants	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Common Units, Class C		Preferred Units, Class B-1		Preferred Units, Class B		Common Voting Units, Class A		Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 28, 2019	428,571	$44	1	$112,469	1	$416,332	5,997,632	$16,809	—	$—	—	$—	—	$—	$—	$—	$(2,593)	$(715,862)	$—	$(701,646)
Retroactive application of recapitalization ratio (1)	24,493,538	—	24,041,299	—	47,508,299	—	361,551,314	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjusted balance, beginning of period	24,922,109	$44	24,041,300	$112,469	47,508,300	$416,332	367,548,946	$16,809	—	$—	—	$—	—	$—	$—	$—	$(2,593)	$(715,862)	$—	$(701,646)
Granted	2,476,504	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited	(2,476,504)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unit-based compensation	—	71	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Class C Units to redemption value	—	1,910	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,910)	—	(1,910)
Member contributions	—	—	—	100,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred return	—	—	—	8,748	—	20,817	—	—	—	—	—	—	—	—	—	—	—	(29,565)	—	(29,565)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(109,521)	—	(109,521)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,825)	—	—	(1,825)
Balance at September 26, 2020	24,922,109	2,025	24,041,300	221,217	47,508,300	437,149	367,548,946	16,809	—	—	—	—	—	—	—	—	(4,418)	(856,858)	—	(844,467)
Granted	2,997,310	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited	(2,997,310)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unit-based compensation	—	97	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Class C Units to redemption value	—	142,853	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(142,853)	—	(142,853)
Member contributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred return	—	—	—	11,061	—	21,858	—	—	—	—	—	—	—	—	—	—	—	(32,919)	—	(32,919)
Provision for warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	26,999	—	—	—	—	26,999
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(122,314)	—	(122,314)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,326	—	—	2,326
Balance at September 25, 2021	24,922,109	144,975	24,041,300	232,278	47,508,300	459,007	367,548,946	16,809	—	—	—	—	—	—	26,999	—	(2,092)	(1,154,944)	—	(1,113,228)
Granted	1,052,952	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited	(1,052,952)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unit-based compensation	—	52	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Class C Units to redemption value	—	28,433	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,433)	—	(28,433)
Preferred return	—	—	—	8,130	—	16,065	—	—	—	—	—	—	—	—	—	—	—	(24,195)	—	(24,195)
Issuance of common stock under stock plans	—	—	—	—	—	—	—	—	1,831,505	—	—	—	—	—	—	219	—	—	(219)	—

Issuance of sponsor shares	—	—	—	—	—	—	—	—	3,616,000	—	—	—	—	—	—	431	—	—	(431)	—
Issuance of earnout units upon triggering event	—	—	—	—	—	—	—	—	—	—	20,000,000	2	—	—	—	(258)	—	—	256	—
Exchange of Class V-1 common stock	—	—	—	—	—	—	—	—	1,607,185	—	(1,607,185)	—	—	—	—	212	—	—	(212)	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,794	—	—	24,013	26,807
Additional paid-in capital adjustment resulting from VAP Unit modification	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,475	—	—	21,275	23,750
Provision for warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	74,280	—	—	—	—	74,280
Exercise of warrants	—	—	—	—	—	—	43,756,942	320,929	—	—	—	—	—	—	(43,153)	—	—	—	—	277,776
Net loss pre business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(72,134)	—	(72,134)
Other comprehensive loss pre business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	37	—	—	37
Recapitalization of Preferred Units, Class C Units, Class A Voting Units, and creation of NCI (net of transaction costs of $37,104)	(24,922,109)	(173,460)	(24,041,300)	(240,408)	(47,508,300)	(475,072)	(411,305,888)	(337,738)	—	—	60,844,573	6	416,933,025	42	—	1,191,567	—	—	(301,973)	551,904
Recapitalization of SVF equity, PIPE, and FPA (net of transaction costs of $30,315)	—	—	—	—	—	—	—	—	50,664,146	5	—	—	—	—	—	40,425	—	—	381,276	421,706
Net loss post business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,863)	(60,092)	(66,955)
Other comprehensive loss post business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(239)	—	(2,136)	(2,375)
Balance at September 24, 2022	—	$—	—	$—	—	$—	—	$—	57,718,836	$6	79,237,388	$8	416,933,025	$42	$58,126	$1,237,865	$(2,294)	$(1,286,569)	$61,756	$68,940
(1) As part of the Business Combination (as disclosed in Note 3, Business Combination and Note 15, Equity), all per share information has been retroactively adjusted using the Exchange Ratio as stipulated by the Merger Agreement
The accompanying notes are an integral part of these consolidated financial statements.

Symbotic Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
Cash flows from operating activities:
Net loss	$(139,089)	$(122,314)	$(109,521)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,989	4,491	5,734
Foreign currency losses	25	53	33
Losses on abandonment of assets	4,098	—	51
Unit and Stock-based compensation	26,858	97	71
Deferred taxes, net	—	—	(47)
Changes in operating assets and liabilities:
Accounts receivable	(508)	(1,619)	342
Inventories	(59,572)	(16,817)	(5,653)
Prepaid expenses and other current assets	(121,143)	3,736	21
Deferred expenses	(28,665)	132,683	31,797
Other long-term assets	49	2,313	(1,421)
Accounts payable	41,528	22,169	(4,812)
Accrued expenses	37,898	16,187	644
Deferred revenue	80,377	67,100	(39,123)
Other long-term liabilities	3,908	1,488	(2,423)
Net cash and cash equivalents provided by (used in) operating activities	(148,247)	109,567	(124,307)
Cash flows from investing activities:
Purchases of property and equipment	(17,950)	(12,168)	(5,071)
Proceeds from sale of assets	—	—	12
Net cash and cash equivalents used in investing activities	(17,950)	(12,168)	(5,059)
Cash flows from financing activities:
Net proceeds from equity infusion from the Business Combination	384,672	—	—
Purchase of interest from non-controlling interest	(300,000)	—	—
Proceeds from exercise of warrants	277,776	—	—
Class B-1 Preferred Unit member contributions	—	—	100,000
Net cash and cash equivalents provided by financing activities	362,448	—	100,000
Effect of exchange rate changes on cash and cash equivalents	572	971	(679)
Net increase (decrease) in cash and cash equivalents	196,823	98,370	(30,045)
Cash and cash equivalents—beginning of year	156,634	58,264	88,309
Cash and cash equivalents—end of year	$353,457	$156,634	$58,264

Non-cash financing activities:
Preferred Return, Class B-1	8,130	11,061	8,748
Preferred Return, Class B	16,065	21,858	20,817
The accompanying notes are an integral part of these consolidated financial statements.

Symbotic Inc.
Notes to the Consolidated Financial Statements
1. Organization and Operations
SVF Investment Corp. 3, formerly known as SVF Investment III Corp., (“SVF 3” and, after the Domestication as described below, “Symbotic” or the “Company”) was a blank check company incorporated as a Cayman Islands exempted company on December 11, 2020. SVF 3 was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. Warehouse Technologies LLC (“Legacy Warehouse”), a New Hampshire limited liability company, was formed in December 2006 to make investments in companies that develop new technologies to improve operating efficiencies in modern warehouses. Symbotic LLC, a technology company that develops and commercializes innovative technologies for use within warehouse operations and Symbotic Group Holdings, ULC (“Symbotic Canada”) were wholly owned subsidiaries of Legacy Warehouse. On December 12, 2021, (i) SVF 3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legacy Warehouse, Symbotic Holdings LLC, a Delaware limited liability company (“Symbotic Holdings”), and Saturn Acquisition (DE) Corp., a Delaware corporation and wholly owned subsidiary of SVF 3 (“Merger Sub”) and (ii) Legacy Warehouse entered into an Agreement and Plan of Merger (the “Company Merger Agreement”) with Symbotic Holdings.
On June 7, 2022, as contemplated by the Company Merger Agreement, Legacy Warehouse merged with and into Symbotic Holdings (the “Company Reorganization”), with Symbotic Holdings surviving the merger (“Interim Symbotic”). Immediately following such merger, on June 7, 2022, as contemplated by the Merger Agreement, SVF 3 filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SVF 3 was transferred by way of continuation from the Cayman Islands and domesticated as a Delaware corporation, changing its name to “Symbotic Inc." (the “Domestication”). Immediately following the Domestication of SVF 3, on June 7, 2022, as contemplated by the Merger Agreement, Merger Sub merged with and into Interim Symbotic (the "Merger” and, together with the Company Reorganization, the “Business Combination”), with Interim Symbotic surviving the merger as a subsidiary of Symbotic (“New Symbotic Holdings”). The Business Combination is further described in Note 3, Business Combination.
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
Risks and Uncertainties
The Company is subject to risks common to companies in the markets it serves, including, but not limited to, global economic and financial market conditions, fluctuations in customer demand, acceptance of new products, development by its competitors of new technological innovations, risk of disruption in its supply chain, the implementation of tariffs and export controls, dependence on key personnel, and protection of proprietary technology.
The Company has an accumulated deficit of $(1.3) billion as of September 24, 2022 and has incurred recurring net losses since its inception. In April 2021, the Company entered into an amendment to a contract with a customer whereby $185.0 million of guaranteed, non-refundable payments are due to the Company in accordance with the contract, all of which has been subsequently received through the date of issuance of these consolidated financial statements. Additionally, in June 2022, in connection with the Business Combination, the Company received net proceeds of $384.7 million. As of September 24, 2022, the Company had cash and cash equivalents of $353.5 million. Based on these factors, the Company believes that its cash and cash equivalents balance will be sufficient to fund its operations for at least the next twelve months from the date of issuance of these consolidated financial statements.
2.Summary of Significant Accounting Policies
Basis of Presentation and Foreign Currency Translation
The consolidated financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries. The consolidated financial statements include 100% of the accounts of wholly-owned and majority-owned subsidiaries and the ownership interest of the minority investors are recorded as a non-controlling interest in a subsidiary. All intercompany balances and transactions have been eliminated in consolidation.
The functional currency for the Company’s foreign subsidiaries is based on the subsidiaries’ financial and operational environment and is the applicable local currency. For the Company’s subsidiaries that transact in a functional currency other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at period-end foreign exchange rates. Revenue and expenses are translated into U.S. dollars at the average foreign exchange rates for the period. Translation adjustments are excluded from the determination of net income and are recorded in accumulated other comprehensive income (loss), a separate component of members’ deficit.
Certain transactions of the Company and its subsidiaries are denominated in currencies other than the functional currency. Foreign currency transaction losses were less than $0.1 million for the year ended September 24, 2022, $0.1 million for the year ended September 25, 2021, and less than $0.1 million for the year ended September 26, 2020, and were recorded within other income, net on the consolidated statements of operations.
The Company operates and reports using a 52-53 week fiscal year ending on the last Saturday closest to September 30. Accordingly, the Company’s fiscal quarters end on the last Saturday that falls closest to the last day of the third month of each quarter. The fiscal years ended September 24, 2022, September 25, 2021, and September 26, 2020 were 52-week periods.
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
The Business Combination resulted in an umbrella partnership corporation (“Up-C”) structure, which is often used by partnerships and limited liability companies (operating as partnerships) undertaking an initial public offering. The Up-C structure allowed Legacy Warehouse equity holders (the “Legacy Warehouse Holders”) to retain their equity ownership in Symbotic Holdings, an entity that is classified as a partnership for U.S. federal income tax purposes, and provides potential future tax benefits for Symbotic when the Legacy Warehouse Holders ultimately redeem their pass-through interests for shares of Class A Common Stock in Symbotic Inc. Under the terms of the Tax Receivable Agreement (“TRA”), 85% of these potential future tax benefits realized by Symbotic Inc. as a result of such redemptions will be paid to certain Legacy Warehouse Holders (the “TRA Holders”).
Noncontrolling Interests
Noncontrolling interests represent the portion of Symbotic Inc. that the Company controls and consolidates but does not own. The noncontrolling interest was created as a result of the Business Combination by issuing non-economic shares to the prior investors in Legacy Warehouse. The Company recognizes each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interests are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. The Company allocates net income or loss to noncontrolling interests based on the weighted average ownership interest during the period. The net income or loss attributable to noncontrolling interests is reflected in the Consolidated Statements of Operations. The Company does not recognize a gain or loss on transactions with a consolidated entity in which it does not own 100% of the equity, but the Company reflects the difference in cash received or paid from the noncontrolling interests and carrying amount as additional paid-in capital.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ materially from management’s estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue, useful lives and realizability of long-lived assets, accounting for income taxes and related valuation allowances, and unit and stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience.
The COVID-19 pandemic has resulted in a sustained global slowdown of economic activity that has decreased demand for a broad variety of goods and services, including from our customers. While we have not experienced significant disruptions from the COVID-19 pandemic during the year ended September 24, 2022, we are unable to accurately predict the extent to which the COVID-19 pandemic may impact our business, results of operations, and financial condition going forward. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, assumptions, and judgments or revise the carrying value of our assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to our financial statements.
Operating Segments
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the chief operating decision maker (“CODM”), which is the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. The Company is not organized by market and is managed and operated as one business. A single management team that reports to the chief executive officer comprehensively manages the entire business. Accordingly, the Company does not accumulate discrete financial information with respect to separate divisions and does not have separate operating or reportable segments. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash and highly liquid investments that are readily convertible into cash and have original maturities of three months or less at the date of purchase. The Company invests its excess cash primarily in money market funds or demand deposit accounts of major financial institutions. Accordingly, the Company’s cash and cash equivalents are subject to minimal credit and market risk. The Company’s cash and cash equivalents are carried at cost, which approximates fair value.
Accounts Receivable
Accounts receivable consists primarily of trade receivables from customers. The Company estimates the allowance for doubtful accounts for accounts receivable based on the aging of the receivables, customer financial statements, historical collection experience, existing economic conditions, and other available information. The Company had no allowances for doubtful accounts at September 24, 2022, September 25, 2021, and September 26, 2020.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
The Company’s cash and cash equivalents are generally held with large financial institutions. Although the Company’s deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of September 24, 2022, its risk relating to deposits exceeding federally insured limits was not significant.
The Company has no significant off-balance sheet risk such as foreign exchange contracts, options contracts, or other hedging arrangements.

The Company believes its credit policies are prudent and reflect normal industry terms and business risk. The Company generally does not require collateral from its customers and generally requires payment 30 days from the invoice date. For the year ended September 24, 2022, there was one customer that accounted for 10% or more of total revenue, and there were two customers that accounted for 10% or more of total revenue for the years ended September 25, 2021 and September 26, 2020. The following table represents these customers’ aggregate percent of total revenue:

	Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
Customer A	94.4%	66.9%	n/a
Customer B	n/a	28.1%	44.8%
Customer C	n/a	n/a	42.5%
Aggregate Percent of Total Revenue	94.4%	95.0%	87.3%
At September 24, 2022, three customers accounted for over 10% of the Company’s accounts receivable balance, and one customer accounted for over 10% of the Company’s accounts receivable balance at September 25, 2021. The following table represents these customers’ aggregate percent of total accounts receivable:

	September 24, 2022	September 25, 2021
Customer A	39.5%	96.6%
Customer B	40.7%	n/a
Customer C	15.3%	n/a
Aggregate Percent of Total Accounts Receivable	95.5%	96.6%
The concentration in the volume of business transacted with these customers may lead to a material impact on the Company’s results from operations if a total or partial loss of the business relationship were to occur. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance which would result in a material adverse impact to its results of operations or liquidity and financial condition.
Volume of Business
The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended September 24, 2022, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $69.1 million. For the fiscal year ended September 25, 2021, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $17.8 million.
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts of these financial instruments approximate their fair value due to their short-term nature.
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost approximates actual cost on a first-in, first-out basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolete, or impaired balances. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
Property and Equipment
Property and equipment include purchases of items with a per-unit value greater than $2,000 and an estimated useful life greater than one year. Property and equipment are recorded at cost upon acquisition. Depreciation is computed using the straight-line method and depreciation expense is allocated between cost of revenue, research and development expenses, and selling, general, and administrative expenses on the statements of operations over the following estimated useful lives:

Estimated Useful Life
Computer equipment and software, furniture and fixtures, and test equipment	3 - 5 years
Leasehold improvements	Shorter of estimated useful life or remaining term of the lease
Expenditures that improve or extend the life of an asset are capitalized while repairs and maintenance expenditures are expensed as incurred. The Company periodically reviews the estimated useful lives of property and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. As assets are retired or sold, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in loss from operations.
Acquired Intangible Assets and Long-Lived Assets
Acquired intangible assets consist of customer relationships and trademarks. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives.
The Company periodically evaluates the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If circumstances require a long-lived asset or asset group to be tested for impairment, then assets are required to be grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If the carrying amount of the assets exceeds the expected future undiscounted net cash flows to be generated by the assets, then an impairment charge is recognized to the extent the carrying amount of the asset exceeds its fair value. No impairment losses were recognized in the years ended September 24, 2022, September 25, 2021, and September 26, 2020.
Revenue Recognition
Revenue is recognized in accordance with the five-step model set forth by Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”), which involves identification of the contract, identification of performance obligations in the contract, determination of the transaction price, allocation of the transaction price to the previously identified performance obligations, and revenue recognition as the performance obligations are satisfied.
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

The Company has identified the following distinct performance obligations in its contracts with customers:
1.Systems: The Company designs, assembles, and installs modular hardware systems and performs configuration of embedded software. Systems include the delivery of hardware and an embedded software component, sold as either a perpetual or term-based on-premise license, that automate customers’ depalletizing, storage, selection, and palletization warehousing processes. The modular hardware and embedded software are each not capable of being distinct because a customer cannot benefit from the hardware or software on their own. Accordingly, they are treated as a single performance obligation. Fees for systems are typically fixed or cost-plus fixed fee amounts that are due based on the achievement of a variety of milestones beginning at contract inception through final acceptance. The substantial majority of the Company’s embedded software component is sold as a perpetual on-premise license; however, the Company does sell an immaterial amount of term-based on-premise licenses.
2.Software maintenance and support: Software maintenance and support refer to support services that provide the customer with technical support, updates, and upgrades to the embedded software license. Fees for the software maintenance and support services are typically payable in advance on a quarterly, or annual basis over the term of the software maintenance and support service contract, which term can range from one to 15 years but, for a substantial majority of the Company’s software maintenance and support contracts, is 15 years.

3.Operation services: The Company provides the customer with assistance operating the System and ensuring user experience is optimized for efficiency and effectiveness. Fees for operation services are typically invoiced to customers on a time and materials basis monthly in arrears or using a fixed fee structure.
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
For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price when available. If standalone selling price is not available, the Company estimates the standalone selling price of each performance obligation, which is generally based on an expected cost plus a margin approach.
The design, assembly, and installation of a System includes substantive customer-specified acceptance criteria that allow the customer to accept or reject Systems that do not meet the customer’s specifications. When the Company cannot objectively determine that acceptance criteria will be met upon contract inception, revenue relating to Systems is deferred and recognized at a point in time upon final acceptance from the customer. If acceptance can be reasonably certain upon contract inception, revenue is recognized over time based on an input method, using a cost-to-cost measure of progress. During fiscal year 2021, the Company was able to objectively determine that acceptance criteria will be met upon contract inception, and as such, for contracts with customers entered into during fiscal year 2021 and 2022, revenue related to systems is accounted for over time as described above. For all other contracts with customers entered into prior to fiscal year 2021, revenue relating to systems is deferred and recognized at a point in time upon final acceptance, which is when the customer has obtained control of the system.
The transaction price is allocated to the software maintenance and support service performance obligation based on the respective standalone selling price. The allocated amount is then recognized ratably over the term of the software maintenance and support service contract. Operation services revenue is recognized over time as the services are performed and costs are incurred.
Contract liabilities consist of deferred revenue. Deferred revenue is recorded when the Company has a right to invoice or payments have been received for undelivered products or services, or in situations where revenue recognition criteria have not been met. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue.
Costs to fulfill a contract are presented as deferred expenses on the consolidated balance sheets and consist of costs incurred by the Company to fulfill its obligations under a contract once it is obtained, but before transferring goods or services to the customer. These costs relate directly to a contract that the Company can specifically identify, are costs to generate or enhance resources of the Company that are used in satisfying performance obligations and are costs which are expected to be recovered. Accordingly, these costs are recognized on the consolidated balance sheets as an asset and are recognized consistent with the pattern of the transfer of the goods or services to which the asset relates. For all contracts, the Company recognizes anticipated contract losses as a charge to cost of revenue as soon as they become evident. As of September 24, 2022, there were no anticipated contract losses recorded in accrued expenses on the consolidated balance sheets.
The Company’s warehouse automation system generally provides for a limited warranty that promises customers that delivered products are as specified. The Company’s standard warranty provides for repair or replacement of the associated System parts during the warranty period. The Company records estimated warranty costs in the period the related revenue is recognized based on historical experience or expectations of future costs to repair or replace. Actual results could differ from these estimates, which could cause increases or decreases in warranty reserves in future periods.
The Company has not deferred sales commissions and other costs to obtain a contract because such amounts that would qualify for deferral are not material.

An allowance for future sales returns is established based on historical trends in product return rates. There was no allowance for future sales returns at September 24, 2022, September 25, 2021, and September 26, 2020.
Warrant Transactions
On April 30, 2021, the Company and Walmart Inc. (“Walmart”) entered into a Subscription Agreement (the “Subscription Agreement”), in which the Company issued to Walmart warrants to acquire up to an aggregate of 714,022 shares of the Legacy Warehouse Class A Units (the “Warrants” and the Class A Units issuable thereunder, the “Warrant Units”), subject to certain vesting conditions. Warrants equivalent to 6.5% of the Company’s outstanding and issuable Common Units, or 446,741 units, vested upon the signing of the Subscription Agreement. Warrants equivalent to up to 3.5% of the Company’s outstanding and issuable Common Units, or 267,281 units, may vest in connection with conditions defined by the terms of the Warrant, as Walmart makes additional expenditures to the Company in connection with the Subscription Agreement. Upon vesting, units may be acquired at an exercise price of $389.03. The right to purchase units in connection with the Subscription Agreement expires on April 30, 2031. On May 20, 2022, the Company and Walmart entered into the 2nd Amended and Restated Master Automation Agreement (“2nd A&R MAA”), in which the Company issued to Walmart a new warrant to acquire up to an aggregate of 258,972 Legacy Warehouse Class A Units (“May 2022 Warrant”), subject to certain vesting conditions. In connection with the closing of the Business Combination, the May 2022 Warrant was converted into a new warrant to acquire up to an aggregate of 15,870,411 common units of Symbotic Holdings (“June 2022 Warrant” and, the common units of Symbotic Holdings issuable thereunder, the “Warrant Units”). Warrant Units equivalent to up to 3.6% of the Company’s then outstanding and issuable Common Units, or 15,870,411 units, may vest in connection with conditions defined by the terms of the June 2022 Warrant. Upon vesting, units may be acquired at an exercise price of $10.00. The right to purchase units in connection with the June 2022 Warrant expires on June 7, 2027.
The warrant units granted to Walmart are accounted for as equity instruments and measured in accordance with ASC 718, Compensation—Stock Compensation. These instruments are classified in the consolidated statements of operations in accordance with ASC 606, Revenue from Contracts with Customers, and ASU 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (“ASU 2019-08”). For awards granted to a customer which are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of the transaction price, in accordance with ASC 606. To determine the fair value of the warrants in accordance with ASC 718, the Company used pricing models based in part on assumptions for which management is required to use judgment. Based on the fair value of the awards, the Company determines the amount of warrant expense based on the customer’s pro-rata achievement of vesting conditions, which is recorded as a reduction to the transaction price.
Research and Development Expenses
Costs incurred in the research and development of the Company’s products are expensed as incurred. Research and development costs include personnel, contracted services, materials, and indirect costs involved in the design and development of new products and services, as well as depreciation expense.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses include all costs that are not directly related to satisfaction of customer contracts or research and development. Selling, general, and administrative expenses include items for the Company’s selling and administrative functions, such as sales, finance, legal, human resources, and information technology support. These functions include costs for items such as salaries and benefits and other personnel-related costs, maintenance and supplies, professional fees for external legal, accounting, and other consulting services, intangible asset amortization, and depreciation expense.
Stock-based Compensation
The Company recognizes compensation costs for all stock-based payment awards based upon the awards’ grant-date fair value. The stock-based payment awards include restricted stock units. For stock awards that contain only a service-based vesting feature, the Company recognizes compensation cost on a graded vesting basis over the award’s vesting period. For performance-based restricted stock awards that vest and become exercisable only upon achievement of specified performance conditions, the Company makes judgments and estimates each quarter about the probability that such performance conditions will be met or achieved. Any changes to those estimates that the Company makes from time to time may have a significant impact on the stock-based compensation expense recorded and could materially impact the Company’s results of operations. The Company recognizes the effect of pre-vesting forfeitures as they occur. The Company classifies stock-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s salary and related costs are classified.
Income Taxes
As a result of the Business Combination, the Company was appointed as the sole managing member of Symbotic Holdings. Symbotic Holdings is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income taxes. Any taxable income or loss generated by Symbotic Holdings is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis, subject to applicable tax regulations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of Symbotic Holdings. Additionally, there are foreign subsidiaries of Symbotic Holdings that are subject to income tax in their local jurisdictions. Refer to Note 10, Income Taxes, for further details.
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
Tax Receivable Agreement
In connection with the Business Combination, the Company entered into a Tax Receivable Agreement, which generally provides for the payment by the Company to the TRA Holders of their proportionate share of 85% of the tax savings, if any, in U.S. federal and state income tax that is realized by the Company (or are deemed to realize in certain circumstances) as a result of (i) the existing tax basis in certain assets of New Symbotic Holdings that is allocable to the relevant New Symbotic Holdings Common Units, (ii) any step-up in tax basis in New Symbotic Holdings’ assets resulting from the relevant Exchanges and certain distributions (if any) by New Symbotic Holdings and payments under the Tax Receivable Agreement, and (iii) tax benefits related to imputed interest deemed to be paid by the Company as a result of payments under the Tax Receivable Agreement. The Company records liabilities for amounts payable under the Tax Receivable Agreement in the period in which the payment is deemed to be probable. Further, payments under the Tax Receivable Agreement are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize tax benefits described above to reduce its cash taxes paid to a taxing authority.
Emerging Growth Company
The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has not elected to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Recently Adopted Accounting Pronouncements
In November 2019, the FASB issued ASU 2019-08. ASU 2019-08 requires entities to measure and classify share-based payments that are granted to a customer in conjunction with a revenue arrangement and are not in exchange for a distinct good or service in accordance with FASB ASC 718, Compensation – Stock Compensation. The Company adopted ASU 2019-08 on September 27, 2020. Accordingly, warrants to purchase Legacy Warehouse Class A Units issued to Walmart Inc. in April 2021 and May 2022 have been accounted for under ASU 2019-08. Refer to the warrant transactions policy above and Note 15 for additional information.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases. The ASU requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with a new transition method where comparative periods presented in the financial statements in the period of adoption will not need to be restated. Under this new transition method, an entity initially applies the provisions of the standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As the Company qualifies as an EGC, the guidance is effective for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted.
The Company is in the process of implementing its lease accounting and related business processes, as well as its internal controls. The Company will adopt this standard as of September 25, 2022. The guidance is required to be adopted using a modified retrospective approach. Upon adoption, the Company expects to elect the transition relief package, permitted within the new standard, in which the Company will not reassess the classification of existing leases, whether any expired or existing contracts contain a lease, and if existing leases have any initial direct costs. The Company will also elect to not recognize leases with an initial term of twelve months or less on its balance sheet. The standard will not have a material impact on the Company’s consolidated balance sheet, consolidated statement of operations, consolidated statement of comprehensive loss, or consolidated statement of cash flows based on the nature and limited number of lease agreements. The most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases as the Company expects the obligations under existing operating leases, as disclosed in Note 6, Leases to the consolidated financial statements, will be reported in the consolidated balance sheet upon adoption. The Company is currently evaluating the potential changes from this guidance to future financial reporting and disclosures and designing and implementing related processes and controls.
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments. This may result in the earlier recognition of allowances for losses. The guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the new standard to have a material impact on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes—Simplifying the Accounting for Income Taxes. The ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. The guidance is effective for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not expect the new standard to have a material impact on its consolidated financial statements.
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
Pursuant to the Merger Agreement, the Legacy Warehouse unitholders are entitled to receive an aggregate of up to 20.0 million New Symbotic Holdings Common Units and an equal number of shares of the Company's Class V-1 Common Stock (“Earnout Shares”). The Earnout Shares are issued if the Class A Common Stock volume weighted average price of shares is greater than or equal to $12.00 (“Triggering Event I”), $14.00 (“Triggering Event II”), and $16.00 (“Triggering Event III”) per share for a certain period of time. A total of 6,666,667 Earnout Shares are issued upon Triggering Event I, 6,666,667 Earnout Shares are issued upon Triggering Event II, and 6,666,666 Earnout Shares are issued upon Triggering Event III. As of September 24, 2022, all three triggering events were achieved, which resulted in a one-time issuance of 20.0 million of New Symbotic Common Units and an equal number of shares of the Company’s Class V-1 Common Stock to certain existing stockholders of Symbotic Inc.
In connection with the Domestication, the 9,040,000 shares held by SVF 3 insiders (“Sponsor Shares”) converted to the Company's Class A Common Stock. Pursuant to a letter agreement entered into in connection with the Merger Agreement (i) 60% or 5,424,000 Sponsor Shares vested at the Closing, (ii) 20% or 1,808,000 Sponsor Shares will vest at such time as Triggering Event I occurs on or before the seventh anniversary of the Closing, and (iii) 20% or 1,808,000 of the Sponsor Shares will vest at such time as Triggering Event II occurs on or before the seventh anniversary of the Closing. Any Sponsor Shares that remain unvested after the seventh anniversary of the Closing will be forfeited. As a result of Triggering Event I and Triggering Event II being achieved, the remaining 40%, or 3,616,000 Sponsor Shares vested, which resulted in an issuance of 3,616,000 Class A Common Stock.
Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements with certain investors (the “PIPE”), pursuant to which the PIPE investors purchased, immediately prior to the closing, an aggregate of $205.0 million of the Company's Class A Common Stock at a purchase price of $10.00 per share, or 20.5 million Class A Common Stock.
In connection with SVF 3's initial public offering (“IPO”), SVF 3 entered into a forward purchase agreement (the “FPA”) with SVF II SPAC Investment 3 (DE) LLC (the “Forward Purchase Investor"), an affiliate of the sponsor of SVF 3, SVF Sponsor III (DE) LLC, pursuant to which the Forward Purchase Investor elected to purchase an aggregate of $200.0 million Class A Common Stock for $10.00 per share, or 20.0 million Class A Common Stock. The Forward Purchase was consummated immediately prior to the consummation of the Merger.
Following the Closing, the Company purchased from an affiliated entity of the Symbotic Founder Common Units in New Symbotic Holdings for $300.0 million. Upon the Closing, the Company received net cash proceeds of $84.7 million. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statements of stockholders' equity for the year ended September 24, 2022 (in thousands):

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
The financial results of Legacy Warehouse were consolidated into Symbotic Inc. and the share of the consolidated net loss for the period June 7, 2022 through September 24, 2022 were allocated to noncontrolling interests.

The following table summarizes the ownership of Symbotic Inc. stock for the period beginning June 7, 2022, the closing of the Business Combination, and ending September 24, 2022.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Beginning of period	—	—	—
Issuances	56,111,651	497,777,598	553,889,249
Exchanges	1,607,185	(1,607,185)	—
End of period	57,718,836	496,170,413	553,889,249	10.4%	89.6%	100%
5. Revenue
Disaggregation of Revenue
The Company provides disaggregation of revenue based on product and service type on the consolidated statements of operations as it believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	September 24, 2022	September 25, 2021
Accounts receivable	$3,412	$63,370
Unbilled accounts receivable	$101,816	$—
Contract liabilities	$425,709	$475,956
The change in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary, and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. During the years ended September 24, 2022 and September 25, 2021, the Company recognized $359.5 million and $120.3 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of September 24, 2022 was $11.1 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement with Walmart to implement systems in all of Walmart’s 42 regional distribution centers. The definition of remaining performance obligations excludes: (i) any variable consideration, and (ii) those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty. The Company expects to recognize approximately 8% of its remaining performance obligations as revenue in the next 12 months, and the remaining thereafter, depending on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
6. Leases
The Company leases certain real estate under noncancellable operating leases. These leases expire at various dates through June 2026.

Net rental expense under operating leases amounted to $2.4 million, $2.3 million, and $2.0 million for the years ended September 24, 2022, September 25, 2021, and September 26, 2020, respectively.
Future minimum lease payments under the noncancellable operating leases as of September 24, 2022 are as follows (in thousands):

Total
Fiscal year 2023	$2,301
Fiscal year 2024	2,335
Fiscal year 2025	2,037
Fiscal year 2026	557
Fiscal year 2027 and thereafter	—
Total future minimum payments	$7,230
7. Inventories
Inventories at September 24, 2022 and September 25, 2021 consist of the following (in thousands):

	Year Ended
	September 24, 2022	September 25, 2021
Raw materials and components	$88,999	$33,065
Finished goods	2,901	496
Total inventories	$91,900	$33,561

8. Property and Equipment
Property and equipment at September 24, 2022 and September 25, 2021 consists of the following (in thousands):

	Year Ended
	September 24, 2022	September 25, 2021
Computer equipment and software, furniture and fixtures, and test equipment	$45,818	$34,268
Leasehold improvements	2,904	2,909
Total property and equipment	48,722	37,177
Less accumulated depreciation	(23,844)	(18,560)
Property and equipment, net	$24,878	$18,617
Depreciation expense was $5.5 million for the year ended September 24, 2022, $4.0 million for the year ended September 25, 2021, and $5.3 million for the year ended September 26, 2020.
9. Intangible Assets
Intangible assets acquired in connection with a 2014 business acquisition are being amortized on a straight-line basis over their estimated useful lives. The estimated weighted average useful life of the identified intangible assets are as follows:

Estimated Weighted Average Useful Life
Customer relationships	10 years
Trademarks	3 years

Amortization expense was $0.5 million for the year ended September 24, 2022, $0.5 million for the year ended September 25, 2021, and $0.4 million for the year ended September 26, 2020. The following table presents the Company’s intangible assets as of the dates indicated (in thousands):

	Year Ended
	September 24, 2022			September 25, 2021
	Intangibles, gross	Accumulated amortization	Intangibles, net	Intangibles, gross	Accumulated amortization	Intangibles, net
Customer relationships	$4,335	$(3,685)	$650	$4,656	$(3,492)	$1,164
Trademarks	729	(729)	—	782	(782)	—
Intangible assets	$5,064	$(4,414)	$650	$5,438	$(4,274)	$1,164
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated (in thousands):

Total
Fiscal year 2023	$433
Fiscal year 2024	217
Fiscal year 2025	—
Total	$650
10. Income Taxes
The components of income/(loss) before provision for income taxes are as follows:

	Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
Income/(Loss) before income tax expense:
U.S.	$(144,119)	$(126,549)	$(111,676)
Foreign	5,030	4,235	2,108
Total	$(139,089)	$(122,314)	$(109,568)
There is no provision for income taxes for the years ended September 24, 2022 and September 25, 2021. For the year ended September 26, 2020, there was a provision for income taxes of less than $0.1 million for the Company’s current provision for its foreign jurisdiction.

The following is a reconciliation of the expected U.S. Federal income tax rate to the effective tax rate for the years ended September 24, 2022, September 25, 2021, and September 26, 2020 (dollars in thousands):

	September 24, 2022	September 25, 2021	September 26, 2020
Loss before income tax	$(139,089)	$(122,314)	$(109,568)

Tax on pre-tax loss	(29,209)	(25,686)	(23,009)
Loss not subject to tax	27,767	25,686	23,009
State income tax rate	(744)	—	—
Permanent differences	46	889	443
Adjustment for foreign income tax rate differential	1,346	233	116
Credits	(374)	—	—
Valuation allowance	1,168	(993)	(611)
Other	—	(129)	5
Total income tax	$—	$—	$(47)
The following is a summary of the significant components of the Company’s net deferred tax assets as of September 24, 2022 and September 25, 2021 (in thousands):

	Year Ended
	September 24, 2022	September 25, 2021
Deferred tax assets:
Net operating losses	$11,361	$11,265
Investment in Symbotic Holdings, LLC	146,894	—
Tax Receivable Agreement	5,209	—
Other	68	38
Credits	5,487	1,993
Total deferred tax assets before valuation allowance	169,019	13,296
Valuation allowance	(168,308)	(12,608)
Total deferred tax assets after valuation allowance	711	688
Total deferred tax liabilities	(711)	(688)
Net deferred tax asset	$—	$—
As a result of the Business Combination, the Company was appointed as the sole managing member of Symbotic Holdings. Prior to the close of the Business Combination, the Company's financial reporting predecessor, Legacy Warehouse, was treated as a pass-through entity for tax purposes and no provision, except for certain foreign subsidiaries, was made in the consolidated financial statements for income taxes. Any income tax items for the periods prior to the close of the Business Combination are related to the applicable subsidiary companies that are subject to foreign income tax.
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
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be settled or recovered. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment.
Valuation Allowance
The Company has established a valuation allowance related to domestic and foreign deferred tax assets on deductible temporary differences, tax losses, and tax credit carryforwards. The valuation allowance at September 24, 2022 of $168.3 million consists of $155.5 million in the United States and $12.8 million in foreign jurisdictions. The increase in the valuation allowance in fiscal year 2022 of $155.7 million primarily relates to the Company’s investment in Symbotic Holdings LLC, tax receivable agreement, and tax carryforward attributes.
Net Operating Losses
As of September 24, 2022, the Company had a U.S. federal net operating loss carryforwards of $10.3 million and gross state net operating loss carryforwards of $8.9 million. U.S. federal and certain state net operating losses generated in 2018 and beyond have no expiration. The remaining state net operating losses expire at various dates through 2042. As of September 24, 2022, the Company had Canadian net operating loss (“NOL”) carryforwards of approximately $32.7 million federal and $31.1 million provincial. The Canadian NOL carryforwards expire in various years through 2039, and are subject to review and possible adjustment by the applicable taxing authority. Utilization of the domestic federal or Canadian NOL carryforwards may be subject to annual limitations due to ownership changes that have occurred previously or that could occur in the future. The Company has not completed any studies to determine if any of these events have occurred that would result in such limitations. Accordingly, further limitations could arise upon the completion of such studies.
The Company’s undistributed earnings are not permanently reinvested, however, these earnings are not material.
Uncertain Tax Positions
The Company accounts for uncertain tax positions using a more likely than not threshold for recognizing and resolving uncertain tax positions. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. For the years ended September 24, 2022 and September 25, 2021, the Company had no unrecognized tax benefits.
Tax Receivable Agreement
As of September 24, 2022, future payments under the TRA with respect to the purchase of Symbotic Holdings Units which occurred as part of the Business Combination and through September 24, 2022 are expected to be $112.1 million. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by the Company as a result of exchanges by its pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income before taxes on the consolidated statement of operations in the period in which the change occurs. As of September 24, 2022, no TRA liability was recorded based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset.
11. Employee Benefit Plans
Symbotic sponsors a defined-contribution benefit plan under the provisions of Section 401(k) of the Internal Revenue Code. This plan covers substantially all of the Company’s employees meeting eligibility criteria and contributions to the plan are determined by the plan provisions or at the discretion of the Board of Managers. Symbotic contributions to the plan were $2.4 million, $1.9 million, and $1.6 million for the years ended September 24, 2022, September 25, 2021, and September 26, 2020, respectively.

Symbotic Canada sponsors a Registered Retirement Savings Plan that qualifies as a defined-contribution benefit plan, which covers a portion of Symbotic Canada’s management. Symbotic Canada contributions to the plan were $0.3 million, $0.2 million, and $0.3 million for the years ended September 24, 2022, September 25, 2021, and September 26, 2020, respectively.
12. Fair Value Measures
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
The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:
Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
Level 2—inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability
Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability
The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of September 24, 2022 and September 25, 2021 (in thousands):

	Year Ended
	September 24, 2022				September 25, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$333,388	$—	$—	$333,388	$152,204	$—	$—	$152,204
Total assets	$333,388	$—	$—	$333,388	$152,204	$—	$—	$152,204
The Company had no liabilities measured and recorded at fair value on a recurring basis as of September 24, 2022 and September 25, 2021.
13. Related Party Transactions
Insurance Coverage
The Company is covered under the C&S Wholesale Grocers, Inc. (“C&S”) workers’ compensation, general liability, auto liability risk, and technology errors and omissions insurance which C&S manages through the utilization of high deductible insurance policies. C&S is an affiliate of the Company as the same individual, certain of his family members and certain affiliated entities and trusts of the individual and his family members, in the aggregate, control both entities. The Company paid $2.3 million, $1.8 million, and $1.6 million to C&S related to this insurance coverage during the years ended September 24, 2022, September 25, 2021, and September 26, 2020, respectively. The amounts were expensed to operations as incurred.
Aircraft Time Sharing Agreement
Effective during fiscal year 2022, the Company has two separate agreements with C&S whereby the Company's officials, employees, and guests are permitted to use the two C&S aircrafts on an as-needed and as-available basis, with no minimum usage being required (the “Agreements”). As there is no defined period of time stated within these Agreements, the Company does not consider these to meet the definition of a lease, and as such, records payments in the period in which the obligation for the payment is incurred. The Company incurred expense of $0.7 million related to usage of the aircrafts for the year ended September 24, 2022.

Usage of Facility and Employee Services
In the fourth quarter of fiscal year 2022, the Company entered into a license arrangement with C&S whereby C&S is providing receiving and logistics services for the Company within C&S distribution facilities. The arrangement also provides for C&S employees assisting with certain of the Company’s operations. The Company incurred $0.2 million of expense related to this arrangement for the year ended September 24, 2022.
Customer Contracts
The Company has customer contracts with C&S relating to software maintenance services and the operations of a warehouse automation system. Revenue of $3.5 million, $2.9 million, and $2.4 million and cost of revenue of $2.3 million, $2.2 million, $2.1 million was recognized for the years ended September 24, 2022, September 25, 2021, and September 26, 2020, respectively, relating to these customer contracts. There were no accounts receivable due from C&S at September 24, 2022 and September 25, 2021. There was $0.5 million of deferred revenue relating to contracts with C&S at September 24, 2022 and September 25, 2021.
14. Commitments and Contingencies
Purchase Obligations
The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased and fixed minimum, or variable price provisions. The majority of the purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $757.0 million as of September 24, 2022.
Lease Commitments
The Company leases certain of its facilities under operating leases expiring in various years through 2026. Refer to Note 6, Leases for a schedule of future lease payments under non-cancellable leases as of September 24, 2022.
Warranty
The Company provides a limited warranty on its warehouse automation system and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
Balance at beginning of period	$3,735	$—	$450
Provision	7,329	4,652	—
Warranty usage	(2,060)	(917)	(450)
Balance at end of period	$9,004	$3,735	$—
Contingencies
Liabilities for any loss contingencies arising from claims, assessments, litigation, fines, penalties, and other matters are recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. As of September 24, 2022, the Company had made appropriate provisions related to such matters and does not believe that such matters will have a material adverse effect on the Company’s consolidated operations, financial position, or liquidity.
Indemnifications
In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is not material. Accordingly, the Company has no liabilities recorded for these obligations as of September 24, 2022 and September 25, 2021.

15. Equity
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
As the Business Combination is accounted for as a reverse recapitalization, all periods prior to the Business Combination have been retroactively adjusted using the Exchange Ratio as stipulated by the Merger Agreement for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. The Class A Units were converted into Common Stock using an exchange ratio of 61.28 per share, the Class B Units were converted into Common Stock using an exchange ratio of 47,508,300.00 per share, the Class B-1 Units were converted into Common Stock using an exchange ratio of 24,031,400.00 per share, and the Class C Units were converted into Common Stock using an exchange ratio of 58.15 per share. This is presented within the consolidated statements of changes in redeemable preferred and common units and equity (deficit).
Class A Common Stock
The Company is authorized to issue 3,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 57,718,836 shares were issued and outstanding on September 24, 2022.
Voting Rights
Each holder of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held of record by such holder on all matters submitted to a vote of the stockholders. Holders of Class A Common Stock will vote together with other holders of common stock as a single class on all matters (or, if any holders of any series of preferred stock are entitled to vote together with the holders of common stock, as a single class with the holders of such series of preferred stock). Notwithstanding the foregoing, the holders of shares of any series of common stock will be entitled to vote as a separate class upon any amendment to the Company’s certificate of incorporation (“Charter”) (including by merger, consolidation, reorganization or similar event) that would adversely alter or change the powers, preferences or special rights of such series of common stock. Except as expressly required by law, holders of common stock, as such, will not be entitled to vote on any amendment to the Charter (including any certificate of designation) that relates solely to the rights, powers, preferences (or the qualifications, limitations or restrictions thereof) or other terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Charter (including any certificate of designation) or pursuant to the Delaware General Corporation Law (“DGCL”).
Dividend Rights
Subject to the rights and preferences of any holders of any outstanding series of preferred stock, the holders of Class A Common Stock will be entitled to the payment of dividends and other distributions of cash, stock or property on the Class A Common Stock when, as and if declared by the board of directors in accordance with law.
Liquidation Rights
Subject to the rights and preferences of any holders of any shares of any outstanding series of preferred stock, in the event of any liquidation, dissolution or winding up, whether voluntary or involuntary, the Company’s funds and assets that may be legally distributed to its stockholders will be distributed among the holders of the then-outstanding Class A Common Stock pro rata in accordance with the number of shares of Class A Common Stock held by each such holder.
Other Rights
The holders of Class A Common Stock have no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Class A Common Stock. The rights, preferences, and privileges of holders of the Class A Common Stock will be subject to those of the holders of any shares of the preferred stock the Company may issue in the future.

Class V-1 Common Stock and Class V-3 Common Stock
The Company is authorized to issue 1,000,000,000 shares of Class V-1 Common Stock and 450,000,000 shares of Class V-3 Common Stock, both which have a par value of $0.0001 and all of which were issued to the Legacy Warehouse unitholders in connection with the Closing of the Business Combination, as described in Note 3, Business Combination. As of September 24, 2022 there were 79,237,388 shares of Class V-1 and 416,933,025 shares of Class V-3 Common Stock outstanding. In the fourth quarter of fiscal year 2022, the Legacy Warehouse unitholders exchanged 1,607,185 shares of Class V-1 Common Stock, together with a corresponding number of New Symbotic Holdings Common Units, into an equal number of Class A Common Stock. The Company did not receive any proceeds as a result of this exchange.
Voting Rights
Each holder of Class V-1 Common Stock is entitled to one vote for each share of Class V-1 Common Stock held of record by such holder on all matters submitted to a vote of the stockholders, and each holder of Class V-3 Common Stock is entitled to three votes for each share of Class V-3 Common Stock held of record by such holder on all matters submitted to a vote of the stockholders. Holders of Class V-1 Common Stock and Class V-3 Common Stock will vote together with other holders of common stock as a single class on all matters (or, if any holders of any series of preferred stock are entitled to vote together with the holders of common stock, as a single class with the holders of such series of preferred stock). Notwithstanding the foregoing, the holders of shares of any series of common stock will be entitled to vote as a separate class upon any amendment to the Charter (including by merger, consolidation, reorganization or similar event) that would adversely alter or change the powers, preferences or special rights of such series of common stock. Except as expressly required by law, holders of common stock, as such, will not be entitled to vote on any amendment to the Charter (including any certificate of designation) that relates solely to the rights, powers, preferences (or the qualifications, limitations or restrictions thereof) or other terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Charter (including any certificate of designation) or pursuant to the DGCL.
Dividend Rights
Except as provided in the Charter with respect to certain stock adjustments, dividends of cash or property may not be declared or paid on shares of Class V-1 Common Stock or Class V-3 Common Stock.
Liquidation Rights
The holders of shares of Class V-1 Common Stock and Class V-3 Common Stock will not be entitled to receive any the Company’s assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company.
Other Rights
The holders of Class V-1 Common Stock and Class V-3 Common Stock have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the Class V-1 Common Stock or Class V-3 Common Stock. The rights, preferences and privileges of holders of the Class V-1 Common Stock and Class V-3 Common Stock will be subject to those of the holders of any shares of the preferred stock the Company may issue in the future. Subject to the terms of the New Symbotic Holdings LLC Agreement, holders of New Symbotic Holdings Common Units may cause the Company to redeem all or any portion of such holder’s New Symbotic Holdings Common Units, and in connection with such redemption, the Company may be required to deliver Class A common units to such holder.
Conversion of Class V-3 Common Stock
Class V-3 Common Stock may convert into Class V-1 Common Stock in certain situations, including automatically seven years following the Business Combination.
Transfer of Class V-1 Common Stock and Class V-3 Common Stock
No holder of Class V-1 Common Stock or Class V-3 Common Stock may transfer such shares to any person unless such holder also simultaneously transfers an equal number of such holder’s New Symbotic Holdings Common Units to the same person in accordance with the terms of the New Symbotic Holdings LLC Agreement. Upon a transfer of New Symbotic Holdings Common Units in accordance with the New Symbotic Holdings LLC Agreement, an equal number of shares of Class V-1 Common Stock and/or Class V-3 Common Stock that correspond to such New Symbotic Holdings Common Units will automatically and simultaneously be transferred to the same transferee of such New Symbotic Holdings Common Units. Any attempted or purported transfer of shares of Class V-1 Common Stock and Class V-3 Common Stock in violation of the foregoing restrictions will be null and void.

Cancellation of Class V-1 Common Stock and Class V-3 Common Stock
In the event that any outstanding share of Class V-1 Common Stock or Class V-3 Common Stock ceases to be held directly or indirectly by a holder of a New Symbotic Holdings Common Units, such share will automatically be transferred to Symbotic and cancelled for no consideration.
Preferred Stock
The Company is authorized to issue 50,000,000 shares of undesignated preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding on September 24, 2022.
Legacy Warehouse Membership Interests
For the year ended September 25, 2021, the Company was authorized to issue up to 6,426,208 Units in the aggregate, of which 5,997,632 are designated as Class A Units, one Unit is designated as a Class B Unit, two Units are designated as Class B-1 Units, two Units are designated as Class B-2 Units and 428,571 Units are designated as Class C Units.
As of September 25, 2021, there were 5,997,632 Class A Units, one Class B Unit, one Class B-1 Unit and 428,571 Class C Units outstanding.
During the periods ended September 24, 2022 and September 25, 2021, the Company received no member contributions from the holder of the Class B-1 Unit. The Company recorded a cumulative preferred return with respect to the holder of the Class B-1 Unit of $8.1 million and $11.1 million for the years ended September 24, 2022 and September 25, 2021, respectively. The Company recorded a cumulative preferred return with respect to the holder of the Class B Unit of $16.1 million and $21.9 million for the years ended September 24, 2022 and September 25, 2021, respectively.
The following conditions applied to the classes of membership interests authorized prior to the Business Combination:
Voting Rights
Each holder of Class A Units and Class C Units shall have the right to one vote per the Class A Unit or Class C Unit, respectively. Except as required by law, the Preferred Units do not have any voting rights.
Preferred Return
The holder of the Preferred Units shall be entitled to receive, in preference to the holders of the Class A Units and the Class C Units, a cumulative preferred return at a rate per annum of 5%, compounded annually, on the unreturned preferred capital of the holder’s Preferred Units (the “Preferred Return”). The Class A Units and Class C Units have no stated returns or dividends.
Liquidation Rights
In the event of liquidation, dissolution, or winding up of the Company, the five classes of membership interests rank in the following order of priority: the Class B-2 Units are the most senior, followed by Class B-1 Unit, then the Class B Unit, and then both the Class A Units and Class C Units treated as a single class. The holders of the Preferred Units are entitled to a liquidation preference equal to the sum of the Unreturned Preferred Capital (defined as the initial investment and subsequent contributions, less distributions, if any) and the applicable unpaid Preferred Return (collectively, the “Liquidation Preference”) in the order described in the preceding sentence, prior to any distribution to holders of the Class A Units and Class C Units. Upon the payment in full of the Liquidation Preference, any remaining assets available for distribution shall be distributed ratably to the holders of the Class A Units and Class C Units, however, for the Class C Units only to the extent that the value exceeds the applicable Hurdle Value (see Note 17). Any remaining value that does not exceed the Hurdle Value for any particular Class C Unit shall be distributed to the holders of Class A Units (and any other Class C Units entitled to share in the distribution) based on their respective pro rata holdings of all such Class A (and Class C) Units. The Company classifies its redeemable Preferred Units (Class B, B-1, and B-2 Units) as mezzanine equity, or outside of members’ deficit, because the units contain liquidation features that are not solely within the Company’s control.
As of September 25, 2021, the aggregate Liquidation Preference for the Class B and B-1 Units was $691.3 million.
Redemption Rights
Upon written notice by the holders of a majority of a class of Preferred Units, the Company shall redeem all of the outstanding Preferred Units of such class. The redemption price payable to each holder of the class of Preferred Units shall equal the Liquidation Preference of the Preferred Units being redeemed. The Class C Units are subject to a put feature that allow holders to redeem vested Class C Units, subject to certain terms and conditions (see Note 17). The Class A Units do not have any redemption rights. Accordingly, the Preferred Units and the Class C Units are classified outside of permanent members’ deficit because they are redeemable by the holders.

16. Net Loss per Share
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
Prior to the Business Combination, the membership structure of Legacy Warehouse included units which shared in the profits and losses of Legacy Warehouse. The Company analyzed the calculation of earnings per unit for periods prior to the Business Combination and determined that it resulted in values that would not be meaningful to the users of these consolidated financial statements. Therefore, earnings per share information has not been presented for periods prior to the Business Combination on June 7, 2022. The basic and diluted earnings per share for the period ended September 24, 2022 represent only the period of June 8, 2022 to September 24, 2022.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A Common Stock (in thousands, except per share information):

Year Ended
September 24, 2022
Numerator - basic and diluted
Net loss	$(139,089)
Less: Net loss attributable to Warehouse Technologies LLC unitholders prior to the Business Combination	(72,134)
Less: Net loss attributable to the noncontrolling interest post Business Combination	(60,092)
Net loss attributable to common shareholders	$(6,863)
Denominator - basic and diluted
Weighted-average shares of Class A Common Stock outstanding	54,086,381
Loss per share of Class A Common Stock - basic and diluted	$(0.13)
17. Stock-Based Compensation and Warrant Units
In June 2022, the Company’s stockholders approved the Symbotic Inc. 2022 Omnibus Incentive Compensation Plan (“2022 Plan”). The 2022 Plan allows for the issuance of stock options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, and other equity-based or equity-like awards that the Compensation Committee of the Board of Directors determines to be consistent with the purposes of the 2022 Plan and the interests of the Company for up to 59,800,928 shares of common stock to employees, directors, and consultants of the Company. Additionally, up to 8,500,000 shares may be issued in connection with the exchange of awards under the 2012 Value Appreciation Plan (described below) or the Amended and Restated 2018 Long Term Incentive Plan (“Legacy Plans”). The Company will no longer issue new awards under the Legacy Plans as all future grants will be issued under the 2022 Plan, or another equity plan that is approved by the Compensation Committee of the Board of Directors. Awards issued under the 2022 Plan have a maximum term of 10 years.
The following table summarizes the components of total stock-based compensation included in the Company’s consolidated statements of operations for the year ended September 24, 2022 (in thousands):

September 24, 2022
Research and development	9,671
Selling, general, and administrative	17,187
Total stock-based compensation expense	$26,858

The following table summarizes the different types of RSUs granted by the Company during the year ended September 24, 2022:

September 24, 2022
RSUs (service-based vesting conditions)	13,784,743
RSUs (performance-based vesting conditions)	578,453
Total	14,363,196
RSUs represent the right to receive one share of the Company’s common stock upon vesting. RSUs are granted at the discretion of the Board of Directors, a committee thereof or, subject to defined limitations, the Chief Executive Officer of the Company, acting as a committee of one director, to whom such authority has been delegated. The Company has issued RSUs that vest based on the passage of time assuming continued service with the Company, and RSUs that vest only upon the achievement of defined performance metrics tied primarily to revenue and earnings targets.
For RSUs with service-based vesting conditions, the fair value is calculated based on the Company’s closing stock price on the date preceding the date of grant, and the stock-based compensation expense is being recognized over the vesting period. Most RSUs with service-based vesting provisions vest in installments over a three-year period following the grant date. For RSUs with performance-based vesting conditions, management measures compensation expense based upon a review of the Company’s expected achievement against specified financial performance targets. Such compensation cost is being recorded to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time.
The following table summarizes the RSU activity for the year ended September 24, 2022:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 26, 2021	—	$—
Granted	14,363,196	15.81
Vested	(1,831,505)	15.81
Forfeited	(166,104)	15.81
Outstanding at September 24, 2022	12,365,587	$15.81
The total fair value of RSUs that vested during the year ended September 24, 2022 was $29.0 million including $24.4 million for vested RSUs issued in exchange for vested value appreciation plan units (“VAP Units”). The grant-date fair value of each RSU is calculated based upon the Company’s closing stock price on the date preceding the date of grant. For the year ended September 24, 2022 the weighted-average fair value of RSU awards granted was $15.81 per share. As of September 24, 2022, 12.4 million RSUs were outstanding and unvested, with an aggregate value of $130.3 million and a weighted average remaining vesting period of approximately 2.26 years. These RSUs are expected to vest on various dates through 2027.
Class C Units
Prior to the Business Combination, the Company periodically granted Class C Units to employees, officers, and directors which vest over a period of up to five years, as determined by the Board of Managers. Each issuance of Class C Units entitles its holder to share in the appreciation in the fair market value (“FMV”) of the Company from the date of issuance, subject to any preferences or priorities payable to the Preferred Units. The Board shall establish a “Hurdle Value”, which shall not be less than the FMV on the date of such issuance of such Class C Unit and such units shall share only in appreciation of the FMV in excess of the Hurdle Value. Any distributions made with respect to Class C Units that have not yet become vested are held in a separate account for the benefit of the holder of the unvested units until such time as the units vest. The Class C Units are subject to a put feature that allow holders to redeem vested Class C Units. The put feature requires the holder to hold the units for at least six months from the date the Class C Units vest to the earliest date the put feature can be exercised. Accordingly, since the holder is exposed to the economic risks and rewards of unit ownership, the Class C Units are treated as equity classified awards. However, because redemption of the Class C Units is outside of the control of the Company: (i) the Class C Units are classified outside of permanent members’ deficit, and (ii) the carrying value of Class C Units is adjusted to redemption value at each reporting period through a charge to members’ deficit (until such time as the Class C

Units are redeemed or forfeited). As further described in Note 15, Equity, the Class C Units were converted into Common Stock upon consummation of the Business Combination.
The following is a summary of Class C Units outstanding and vested immediately prior to the consummation of the Business Combination:

Class C Units
Balance at September 28, 2019	428,571
Granted	42,587
Redeemed	—
Forfeited	(42,587)
Balance at September 26, 2020	428,571
Granted	51,543
Redeemed	—
Forfeited	(51,543)
Balance at September 25, 2021	428,571
Granted	18,107
Redeemed	—
Forfeited	(18,107)
Balance at June 7, 2022	428,571
Vested at June 7, 2022	375,930
The Company recognized less than $0.1 million as compensation expense associated with the Class C Units for the year ended September 24, 2022, and $0.1 million as compensation expense for the years ended September 25, 2021, and September 26, 2020.
Valuation of Class C Units
The fair value of Class C Units was determined by the Company’s Board of Managers based on enterprise valuations performed by management with the assistance of a third-party valuation firm. For fiscal year 2022 leading up to the Business Combination and for the year ended September 25, 2021, the Company’s total equity value was determined using a combination of the income approach and market approach under the Hybrid Method. Under this approach, a probability-weighted expected return method was applied where two types of future event scenarios were considered: an IPO scenario and a non-IPO scenario for all other potential future exits. The relative probabilities between the future exit scenarios were based on an analysis of performance and market conditions at the time, including then-current IPO valuations of similarly situated companies and expectations as to the timing and likely prospects of future event scenarios. For the year ended September 26, 2020, the Company’s total equity value was determined using the income approach. Under this approach, total equity value is estimated based on the present value of the Company’s future estimated cash flows. These future cash flows, including cash flows beyond the forecast period for the residual value, are discounted to their present values using an appropriate discount rate, to reflect the risks inherent in the Company achieving these estimated cash flows. The resulting equity value was then allocated to outstanding equity instruments using an option pricing model.
The fair value of each Class C Unit grant was estimated on the date of the award using a Black-Scholes option pricing model with the following assumptions:

		Year Ended
	June 7, 2022	September 25, 2021	September 26, 2020
Dividend yield	0%	0%	0%
Volatility(a)	45.0%	40.0%	50.0%
Risk-free interest rate(b)	2.30%	0.29%	0.12%
Expected term (years)(c)	2.00	2.00	1.25

(a)The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the Class C Units.
(b)The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the Class C Units.
(c)The expected term is based on estimated liquidity event timing as further described above.
The fair value per unit for the Class C Units granted was determined to be the following for each of the periods presented:
•$451.81 for the period December 26, 2021 through June 7, 2022
•$415.75 for the period September 26, 2021 through December 25, 2021
•$407.19 for the period June 27, 2021 through September 25, 2021
•$160.03 for the period March 28, 2021 through June 26, 2021
•$5.56 for the period September 29, 2019 through March 27, 2021
Value Appreciation Units
The Company historically granted VAP Units to employees, officers, and directors that vested over a period of up to five years, as determined by the Board of Managers. No VAP Units were granted during the years ended September 24, 2022, September 25, 2021, and September 26, 2020. Following the Business Combination and in the fourth quarter of fiscal year 2022, all outstanding VAP Units for 20 employees were converted into the Company’s restricted stock units. The Company issued 2,350,795 RSUs to the legacy VAP Unit holders. The conversion of the VAP Units into RSUs was treated as a modification in accordance with ASC 718, and resulted in a charge of $24.4 million to additional paid-in capital on the date of the modification. This included a step-up in grant date fair value charge of $0.7 million, which was principally due to the difference between the VAP Units grant date hurdle rates and the Company’s stock price as of the modification date. Prior to the Business Combination, to the extent vested and exercisable, each VAP Unit could be exercised for a cash payment equal to the appreciation in the FMV of 1/100th of a Class C Unit. The following exercisability triggers must be met before any vested award may be exercised, with the achievement of each trigger allowing one third of the vested award to be exercised: (i) the end of the first fiscal year in which the Company meets or exceeds annual revenue (on a cash accounting basis) of $100 million, (ii) the end of the first fiscal year in which the Company becomes cash flow positive, and (iii) the end of the first fiscal year in which the Company generates positive earnings before interest, taxes, depreciation, and amortization (“EBITDA”).
The following is a summary of VAP Units outstanding which were converted to restricted stock units in the fourth quarter of fiscal year 2022:

VAP Units
Balance at September 28, 2019	5,053,182
Granted	—
Exercised	—
Forfeited	(663,925)
Balance at September 26, 2020	4,389,257
Granted	—
Exercised	—
Forfeited	(349,637)
Balance at September 25, 2021	4,039,620
Granted	—
Exercised	(255,845)
Forfeited	(92,664)
Balance at August 16, 2022	3,691,111
Converted to restricted stock units	(3,691,111)
Balance at September 24, 2022	—

Because the VAP Units were settleable in cash, they were treated as liability classified awards. Accordingly, the carrying value of the liability was adjusted to fair value at each reporting period through a charge to earnings (until such time as the VAP Units are settled or forfeited). Further, the exercisability triggers noted above represent performance conditions that impact the vesting of the awards. Accordingly, compensation expense is not recognized until such time as the performance conditions are considered probable of achievement. During the year ended September 26, 2020, the performance conditions relating to annual revenue and cash flows were considered probable of achievement. The performance condition relating to EBITDA was not considered probable of achievement for any of the periods presented and up to the date of conversion of the VAP Units to restricted stock units.
The Company recognized $13.2 million, $11.6 million, and $0.1 million as compensation expense associated with the VAP Units for the years ended September 24, 2022, September 25, 2021, and September 26, 2020, respectively.
Warrant Units
On April 30, 2021, in connection with its entry into a Subscription Agreement with Walmart, the Company issued Walmart warrants to acquire up to an aggregate of 714,022 shares of the Company’s Class A Units (the “Warrants”), subject to certain vesting conditions. Warrants equivalent to 6.5% of the Company’s outstanding and issuable Common Units, or 446,741 units, vested upon the signing of the Subscription Agreement, and had a grant date fair value of $60.44 per unit. Warrants equivalent to up to 3.5% of the Company’s outstanding and issuable Common Units, or 267,281 units, may vest in connection with conditions defined by the terms of the Warrant, as Walmart makes additional expenditures to the Company in connection with the Subscription Agreement, There are up to six tranches based on increments of additional expenditures where approximately 44,000 additional Warrants may vest per tranche. The Warrants had a grant date fair value of $60.44 per unit. Upon vesting, units may be acquired at an exercise price of $389.03. The warrant units contain customary anti-dilution, down-round, and change-in-control provisions. The right to purchase units in connection with the Warrant expires on April 30, 2031.
Non-cash share-based payment expense associated with the warrant units is recognized as vesting conditions are achieved, based on the grant date fair value of the warrants. The fair value of the warrant units was determined as of the grant date in accordance with ASC 718 using the Black-Scholes pricing model. The Black-Scholes pricing model is based, in part, upon assumptions for which management is required to use judgment. The assumptions made for purposes of estimating fair value under the Black-Scholes pricing model for the Warrants were as follows:

Selected Assumption
Dividend yield	0%
Volatility(a)	43.0%
Risk-free interest rate(b)	1.65%
Expected term (years)(c)	10.00
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
In December 2021, Walmart elected to gross exercise the 446,741 vested Warrant Units for $173.8 million. As a result of this gross exercise, 446,741 Class A Common Units of Legacy Warehouse were issued to Walmart, which represented a 6.5% ownership in the Company’s outstanding and issuable Common Units. On May 20, 2022, in connection with its entry into the 2nd A&R MAA, Walmart's remaining 267,281 Warrant Units vested in accordance with the terms referenced above. Upon vesting, Walmart elected to gross exercise the 267,281 vested Warrant Units for $104.0 million. As a result of this gross exercise, 267,281 Class A Common Units of Legacy Warehouse were issued to Walmart, which represented, together with the December 2021 gross exercise, a combined total of 10.0% ownership in the Company's then outstanding and issuable Common Units.
Also in connection with its entry into the 2nd A&R MAA with Walmart, the Company issued Walmart a new warrant to acquire up to an aggregate of 258,972 Legacy Warehouse Class A Units (“May 2022 Warrant”), subject to certain vesting conditions. The May 2022 Warrants had a grant date fair value of $224.45. In connection with the Closing, the May 2022 Warrant was converted into a new warrant to acquire up to an aggregate of 15,870,411 common units of Symbotic Holdings

(“June 2022 Warrant” and, the common units of Symbotic Holdings issuable thereunder, the “Warrant Units”). As of September 24, 2022, the June 2022 Warrant had not vested, as vesting is tied to the installation commencement date for certain Systems which the Company is installing in Walmart's 42 regional distribution centers. Warrant Units equivalent to up to 3.6% of the Company's then outstanding and issuable Common Units, or 15,870,411 units, may vest in connection with conditions defined by the terms of the June 2022 Warrant. Upon vesting, units may be acquired at an exercise price of $10.00. The Warrant Units contain customary anti-dilution, down-round, and change-in-control provisions. The right to purchase units in connection with the June 2022 Warrant expires on June 7, 2027.
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
(c)The expected term is based on the contractual term of the June 2022 Warrant.
The following table summarizes stock warrant activity for the year ended September 24, 2022:

Warrant Units
Outstanding and nonvested at September 26, 2020	—
Granted	714,022
Vested	(446,741)
Outstanding and nonvested at September 25, 2021	267,281
Granted	258,972
Vested	(267,281)
Outstanding and nonvested at September 24, 2022	258,972
The amount of provision for warrants recorded as a reduction of the transaction price for the Warrants during the twelve months ended September 24, 2022 was $101.3 million. As of September 24, 2022, total unrecognized cost related to unvested warrants was $58.1 million, which may be expensed as vesting conditions are satisfied over the remaining term of the agreement, or 4.7 years. At September 24, 2022, there are no warrant units which are vested and exercisable.
18. Segment and Geographic Information
As more fully described in the Company’s Summary of Significant Accounting Policies, the Company operates in one operating segment. Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:

Revenue by geographical region (in thousands):

	Year Ended
	September 24, 2022	September 25, 2021	September 26, 2020
United States	$589,944	$248,209	$54,349
Canada	3,368	3,704	37,737
Total revenue	$593,312	$251,913	$92,086
Percentage of revenue generated outside of the United States	1%	1%	41%

Total property and equipment, net by geographical region (in thousands):

	Year Ended
	September 24, 2022	September 25, 2021
United States	$23,640	$17,355
Canada	1,238	1,262
Total property and equipment, net	$24,878	$18,617
Percentage of property and equipment, net held outside of the United States	5%	7%
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 24, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
As disclosed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on June 7, 2022. Prior to the Business Combination SVF 3, our predecessor, was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, because SVF 3’s operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of September 24, 2022. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporate Finance’s Regulation S-K Compliance and Disclosure Interpretations.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting occurred during the quarter ended September 24, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 24, 2022.
Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 24, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 24, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 24, 2022.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 24, 2022.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of September 24, 2022 and September 29, 2021
•Consolidated Statements of Operations for the years ended September 24, 2022 and September 29, 2021
•Consolidated Statements of Comprehensive Loss for the years ended September 24, 2022, September 29, 2021 and September 26, 2020
•Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit) for the years ended September 24, 2022, September 29, 2021 and September 26, 2020
•Consolidated Statements of Cash Flows for the years ended September 24, 2022, September 29, 2021 and September 26, 2020
•Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(b)    Exhibits

These exhibits listed below are filed or incorporated by reference into this Report.

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
2.1++	Agreement and Plan of Merger, dated as of December 12, 2021, by and among SVF Investment Corp. 3, Warehouse Technologies LLC, Symbotic Holdings LLC and Saturn Acquisition (DE) Corp.	8-K	2.1	12/13/2021

3.1	Certificate of Incorporation of Symbotic Inc.	8-K	3.1	6/13/2022
3.2	Bylaws of Symbotic Inc.	8-K	3.2	6/13/2022
4.1++	Warrant to Purchase Common Units, dated as of June 7, 2022, between Symbotic Holdings LLC and Walmart Inc.	8-K	4.1	6/13/2022
4.2	Description of Securities of Symbotic Inc.
10.1++	Amended and Restated Registration Rights Agreement, dated as of June 7, 2022, by and among Symbotic Inc., SVF Sponsor III (DE) LLC, certain legacy directors of SVF Investment Corp. 3, and certain directors, officers and stockholders of Symbotic Inc.	8-K	10.1	6/13/2022
10.2	Tax Receivable Agreement, dated as of June 7, 2022, by and among Symbotic Inc., Symbotic Holdings LLC and certain members of Symbotic Holdings LLC.	8-K	10.2	6/13/2022
10.3++	Second Amended and Restated Limited Liability Agreement of Symbotic Holdings LLC, dated as of June 7, 2022.	8-K	10.3	6/13/2022
10.4#	Form of Indemnification Agreement, by and between Symbotic Inc. and each of its directors and executive officers.	8-K	10.4	6/13/2022
10.5#	Symbotic Inc. 2022 Omnibus Incentive Compensation Plan.	8-K	10.5	6/13/2022
10.6#	Form of Restricted Stock Unit Award Agreement under the Symbotic Inc. 2022 Omnibus Incentive Compensation Plan.	8-K	10.6	6/13/2022
10.7#	Form of Performance-Based Restricted Stock Unit Award Agreement under the Symbotic Inc. 2022 Omnibus Incentive Compensation Plan.	8-K	10.7	6/13/2022
10.8#	Symbotic Inc. 2022 Employee Stock Purchase Plan.	8-K	10.8	6/13/2022
10.9#	Symbotic LLC / Warehouse Technologies, LLC 2012 Value Appreciation Plan.	S-4	10.26	3/23/2022
10.10#	Symbotic LLC / Symbotic Canada ULC / Warehouse Technologies LLC Amended and Restated 2018 Long Term Incentive Plan.	S-4	10.27	3/23/2022
10.11#	Offer Letter, dated as of March 24, 2022, by and between Symbotic LLC and Michael J. Loparco.	S-4	10.28	4/22/2022
10.12	Forward Purchase Agreement, dated March 8, 2021, by and between SVF Investment Corp. 3 and SVF II SPAC Investment 3 (DE) LLC.	8-K	10.6	3/12/2021
10.13	Form of Subscription Agreement.	8-K	10.1	12/13/2021
10.14	Sponsor Letter Agreement, dated December 12, 2021, by and among SVF Investment Corp. 3, Warehouse Technologies LLC, SVF Sponsor III (DE) LLC and certain directors and officers of SVF Investment Corp. 3.	8-K	10.3	12/13/2021
10.15++	Unit Purchase Agreement, dated December 12, 2021, by and among SVF Investment Corp. 3, Warehouse Technologies LLC, Symbotic Holdings LLC, RJJRP Holdings, Inc., RBC 2021 4 Year GRAT 4 (U/A March 31, 2021) and RBC Millennium Trust (U/A June 19, 2000).	8-K	10.5	12/13/2021
10.16++^	Second Amended and Restated Master Automation Agreement, dated as of May 20, 2022, by and among Walmart Inc., Symbotic LLC and Warehouse Technologies LLC.	S-4	10.32	5/23/2022
10.17#	Offer Letter, dated as of April 21, 2017, by and between Symbotic LLC and Michael Dunn.	8-K	10.17	6/13/2022
10.18#	Offer Letter, dated as of September 1, 2020, by and between Symbotic LLC and Thomas Ernst.	8-K	10.18	6/13/2022
10.19	Investment and Subscription Agreement, dated as of December 12, 2021, by and between Warehouse Technologies LLC and Walmart, Inc.	S-4	10.33	5/23/2022
14.1	Code of Business Conduct and Ethics of Symbotic Inc.	8-K	14.1	6/13/2022
21.1	List of Subsidiaries of Symbotic Inc.	8-K	21.1	6/13/2022

23.1	Consent of Grant Thornton LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2022.
101.INS	Inline Instance Document
101.SCH	Inline Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline Taxonomy Extension Definition Linkbase Document
101.LAB	Inline Taxonomy Extension Label Linkbase Document
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan
++	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
^	Certain confidential information contained in this document, marked by brackets and asterisks, has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, because the Company customarily and actually treats such information as private or confidential and the omitted information is not material.
*	Previously filed with the Registrant’s Registration Statement on Form S-1, which was filed with the SEC on June 29, 2022.

(c)    Not applicable.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBOTIC INC.

Date: December 9, 2022	By:	/s/ Thomas Ernst
	Name:	Thomas Ernst
	Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Richard B. Cohen	Chief Executive Officer, President and Director	December 9, 2022
Richard B. Cohen	(Principal Executive Officer)

/s/ Thomas Ernst	Chief Financial Officer and Treasurer	December 9, 2022
Thomas Ernst	(Principal Financial Officer)

/s/ Santhosh P. Daniel	Vice President and Controller	December 9, 2022
Santhosh P. Daniel	(Principal Accounting Officer)

/s/ Rollin Ford	Director	December 9, 2022
Rollin Ford

/s/ Charles Kane	Director	December 9, 2022
Charles Kane

/s/ Todd Krasnow	Director	December 9, 2022
Todd Krasnow

/s/ Vikas J. Parekh	Director	December 9, 2022
Vikas J. Parekh

/s/ Michael Rhodin	Director	December 9, 2022
Michael Rhodin

/s/ Merline Saintil	Director	December 9, 2022
Merline Saintil