Form 10-Q
period 2022-12-24
Symbotic Inc.
filed 2023-02-03
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2022
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

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of February 1, 2023, the following shares of common stock were outstanding:
60,197,285 shares of Class A common stock, par value $0.0001 per share
78,389,034 shares of Class V-1 common stock, par value $0.0001 per share
416,933,025 shares of Class V-3 common stock, par value $0.0001 per share

		Page
	Part I - Financial Information
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of December 24, 2022 and September 24, 2022	1
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 24, 2022 and December 25, 2021	3
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended December 24, 2022 and December 25, 2021	4
	Unaudited Condensed Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit) for the Three Months Ended December 24, 2022 and December 25, 2021	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 24, 2022 and December 25, 2021	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
	Part II - Other Information
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
	Signatures	33
i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, our expectations or predictions of future financial or business performance or conditions. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” or “intends” or similar expressions.
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
•backlog;
•expectations regarding revenues, expenses, adjusted EBITDA loss and anticipated cash needs;
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
ii

•the failure to meet customers’ requirements under existing or future contracts or customers’ expectations as to price or pricing structure;
•any defects in new products or enhancements to existing products; and
•the fluctuation of operating results from period to period due to a number of factors, including the pace of customer adoption of our new products and services and any changes in our product mix that shift too far into lower gross margin products.
Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Certain of these risks are identified and discussed in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on December 9, 2022. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned not to place undue reliance on these forward-looking statements because of their inherent uncertainty and to appreciate the limited purposes for which they are being used by management. While we believe that the assumptions and expectations reflected in the forward-looking statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct.
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
In addition to factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on December 9, 2022, and those identified elsewhere in this Quarterly Report on Form 10-Q, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: failure to realize the benefits expected from adding to Symbotic’s base of outsourcing partners; the effects of pending and future legislation; and risks related to the impact of the COVID-19 pandemic on the financial condition and results of operations of Symbotic.
Annualized, pro forma, projected and estimated numbers are not forecasts and may not reflect actual results.
In this Quarterly Report on Form 10-Q, the terms “Symbotic,” “we,” “us,” and “our” refer to Symbotic Inc. and its subsidiaries, unless the context indicates otherwise.

iii

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Symbotic Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	December 24, 2022	September 24, 2022
ASSETS
Current assets:
Cash and cash equivalents	$350,724	$353,457
Marketable securities	96,799	—
Accounts receivable	52,327	3,412
Unbilled accounts receivable	93,821	101,816
Inventories	110,914	91,900
Deferred expenses	35,110	29,150
Prepaid expenses and other current assets	32,409	25,663
Total current assets	772,104	605,398
Property and equipment, at cost	55,662	48,722
Less: Accumulated depreciation	(25,416)	(23,844)
Property and equipment, net	30,246	24,878
Intangible assets, net	540	650
Other long-term assets	6,056	337
Total assets	$808,946	$631,263
LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$60,885	$68,448
Accrued expenses and other current liabilities	73,122	47,312
Sales tax payable	21,365	12,953
Deferred revenue, current	580,457	394,244
Total current liabilities	735,829	522,957
Deferred revenue, long-term	9,341	31,465
Other long-term liabilities	13,474	7,901
Total liabilities	758,644	562,323

Commitments and contingencies (Note 11)	—	—

Equity (deficit):
Class A Common Stock, 3,000,000,000 shares authorized, 58,584,690 and 57,718,836 shares issued and outstanding at December 24, 2022 and September 24, 2022, respectively	6	6

Class V-1 Common Stock, 1,000,000,000 shares authorized, 78,389,034 and 79,237,388 shares issued and outstanding at December 24, 2022 and September 24, 2022, respectively	8	8
Class V-3 Common Stock, 450,000,000 shares authorized, 416,933,025 shares issued and outstanding at December 24, 2022 and September 24, 2022	42	42
Additional paid-in capital - warrants	58,126	58,126
Additional paid-in capital	1,243,217	1,237,865
Accumulated deficit	(1,293,762)	(1,286,569)
Accumulated other comprehensive loss	(2,314)	(2,294)
Total stockholders’ equity	5,323	7,184
Noncontrolling interest	44,979	61,756
Total equity	50,302	68,940
Total liabilities and equity	$808,946	$631,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	For the Three Months Ended
	December 24, 2022	December 25, 2021
Revenue:
Systems	$197,901	$71,222
Software maintenance and support	1,237	975
Operation services	7,174	4,867
Total revenue	206,312	77,064
Cost of revenue:
Systems	160,931	56,485
Software maintenance and support	1,671	810
Operation services	8,516	5,301
Total cost of revenue	171,118	62,596
Gross profit	35,194	14,468
Operating expenses:
Research and development expenses	50,740	22,184
Selling, general, and administrative expenses	54,023	15,359
Total operating expenses	104,763	37,543
Operating loss	(69,569)	(23,075)
Other income, net	1,834	22
Loss before income tax	(67,735)	(23,053)
Income tax benefit (expense)	(251)	—
Net loss	(67,986)	(23,053)
Net loss attributable to Legacy Warehouse unitholders prior to the Business Combination	—	(23,053)
Net loss attributable to noncontrolling interests	(60,793)	—
Net loss attributable to common stockholders	$(7,193)	$—

Loss per share of Class A Common Stock: (1)
Basic and Diluted	$(0.12)	N/M
Weighted-average shares of Class A Common Stock outstanding:
Basic and Diluted	58,235,506	N/M
(1) Loss per share information has not been presented for periods prior to the Business Combination (as defined in Note 1, Organization and Operations), as it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. This has been indicated on these statements of operations as “N/M”.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Three Months Ended
	December 24, 2022	December 25, 2021
Net loss	$(67,986)	$(23,053)
Foreign currency translation adjustments	(192)	(294)
Total comprehensive loss	(68,178)	(23,347)
Comprehensive loss attributable to Legacy Warehouse unitholders prior to the Business Combination	—	(23,347)
Comprehensive loss attributable to noncontrolling interests	(60,965)	—
Total comprehensive loss attributable to common stockholders	$(7,213)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit)
(in thousands, except unit and share information)

	Three Months Ended December 24, 2022
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 24, 2022	57,718,836	$6	79,237,388	$8	416,933,025	$42	$58,126	$1,237,865	$(2,294)	$(1,286,569)	$61,756	$68,940
Net loss	—	—	—	—	—	—	—	—	—	(7,193)	(60,793)	(67,986)
Issuance of common stock under stock plans	17,500	—	—	—	—	—	—	—	—	—	—	—
Exchange of Class V-1 common stock	848,354	—	(848,354)	—	—	—	—	110	—	—	(110)	—
Stock-based compensation	—	—	—	—	—	—	—	5,242	—	—	44,298	49,540
Other comprehensive loss	—	—	—	—	—	—	—	—	(20)	—	(172)	(192)
Balance at December 24, 2022	58,584,690	$6	78,389,034	$8	416,933,025	$42	$58,126	$1,243,217	$(2,314)	$(1,293,762)	$44,979	$50,302

	Three Months Ended December 25, 2021
	Redeemable Preferred and Common Units								Additional Paid-In Capital - Warrants	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity (Deficit)
	Common Units, Class C		Preferred Units, Class B-1		Preferred Units, Class B		Common Voting Units, Class A
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at September 25, 2021	428,571	$144,975	1	$232,278	1	$459,007	5,997,632	$16,809	$26,999	$(2,092)	$(1,154,944)	$(1,113,228)
Retroactive application of recapitalization ratio (1)	24,493,538	—	24,041,299	—	47,508,299	—	361,551,314	—	—	—	—	—
Adjusted balance, beginning of period	24,922,109	$144,975	24,041,300	$232,278	47,508,300	$459,007	367,548,946	$16,809	$26,999	$(2,092)	$(1,154,944)	$(1,113,228)
Net loss	—	—	—	—	—	—	—	—	—	—	(23,053)	(23,053)
Granted	352,864	—	—	—	—	—	—	—	—	—	—	—
Forfeited	(352,864)	—	—	—	—	—	—	—	—	—	—	—
Unit-based compensation	—	27	—	—	—	—	—	—	—	—	—	—
Accretion of Class C Units to redemption value	—	7,193	—	—	—	—	—	—	—	—	(7,193)	(7,193)
Exercise of warrants	—	—	—	—	—	—	27,377,336	200,795	(26,999)	—	—	173,796
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(294)	—	(294)
Preferred Return	—	—	—	2,904	—	5,737	—	—	—	—	(8,641)	(8,641)
Balance at December 25, 2021	24,922,109	$152,195	24,041,300	$235,182	47,508,300	$464,744	394,926,282	$217,604	$—	$(2,386)	$(1,193,831)	$(978,613)
(1) As part of the Business Combination, all per share information has been retroactively adjusted using the Exchange Ratio as stipulated by the Merger Agreement

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Three Months Ended
	December 24, 2022	December 25, 2021
Cash flows from operating activities:
Net loss	$(67,986)	$(23,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,077	1,358
Foreign currency (gains) / losses	10	(8)
Loss on abandonment of assets	—	3,469
Stock-based compensation	49,540	27
Changes in operating assets and liabilities:
Accounts receivable	(48,959)	(10,424)
Inventories	(19,096)	(11,522)
Prepaid expenses and other current assets	1,249	5,415
Deferred expenses	(5,963)	(13)
Other long-term assets	(6,107)	7
Accounts payable	(7,514)	7,059
Accrued expenses and other current liabilities	34,133	(9,047)
Deferred revenue	164,090	76,740
Other long-term liabilities	5,578	(8)
Net cash and cash equivalents provided by operating activities	101,052	40,000
Cash flows from investing activities:
Purchases of property and equipment	(6,990)	(7,505)
Purchases of marketable securities	(96,813)	—
Net cash and cash equivalents used in investing activities	(103,803)	(7,505)
Cash flows from financing activities:
Proceeds from issuance of Class A Common Units	—	173,796
Net cash and cash equivalents provided by financing activities	—	173,796
Effect of exchange rate changes on cash and cash equivalents	18	122
Net increase (decrease) in cash and cash equivalents	(2,733)	206,413
Cash and cash equivalents — beginning of period	353,457	156,634
Cash and cash equivalents — end of period	$350,724	$363,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Operations
SVF Investment Corp. 3, formerly known as SVF Investment III Corp. (“SVF 3” and, after the Domestication as described below, “Symbotic” or the “Company”), was a blank check company incorporated as a Cayman Islands exempted company on December 11, 2020. SVF 3 was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. Warehouse Technologies LLC (“Legacy Warehouse”), a New Hampshire limited liability company, was formed in December 2006 to make investments in companies that develop new technologies to improve operating efficiencies in modern warehouses. Symbotic LLC (“Symbotic US”), a technology company that develops and commercializes innovative technologies for use within warehouse operations and Symbotic Group Holdings, ULC (“Symbotic Canada”) were wholly owned subsidiaries of Legacy Warehouse. On December 12, 2021, (i) SVF 3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legacy Warehouse, Symbotic Holdings LLC, a Delaware limited liability company (“Symbotic Holdings”), and Saturn Acquisition (DE) Corp., a Delaware corporation and wholly owned subsidiary of SVF 3 (“Merger Sub”) and (ii) Legacy Warehouse entered into an Agreement and Plan of Merger (the “Company Merger Agreement”) with Symbotic Holdings.
On June 7, 2022, as contemplated by the Company Merger Agreement, Legacy Warehouse merged with and into Symbotic Holdings (the “Company Reorganization”), with Symbotic Holdings surviving the merger (“Interim Symbotic”). Immediately following such merger, on June 7, 2022, as contemplated by the Merger Agreement, SVF 3 filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SVF 3 was transferred by way of continuation from the Cayman Islands and domesticated as a Delaware corporation, changing its name to “Symbotic Inc.” (the “Domestication”). Immediately following the Domestication of SVF 3, on June 7, 2022, as contemplated by the Merger Agreement, SVF 3, Symbotic Holdings, and Merger Sub merged with and into Interim Symbotic (the “Merger” and, together with the Company Reorganization, the “Business Combination”), with Interim Symbotic surviving the merger as a subsidiary of Symbotic (“New Symbotic Holdings”).
Symbotic is an automation technology company established to develop technologies to improve operating efficiencies in modern warehouses. The Company’s vision is to make the supply chain work better for everyone. The Company does this by developing innovative, end-to-end technology solutions that dramatically improve supply chain operations. The Company currently automates the processing of pallets and cases in large warehouses or distribution centers for some of the largest retail companies in the world. Its systems enhance operations at the front end of the supply chain, and therefore benefit all supply partners further down the chain, irrespective of fulfillment strategy.
The Company’s headquarters are located in Wilmington, Massachusetts, and its Canadian headquarters are located in Montreal, Quebec.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto as of and for the year ended September 24, 2022, which are included within the Company’s Annual Report on Form 10-K, filed with the SEC on December 9, 2022. The September 24, 2022 consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements.

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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ materially from management’s estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue, useful lives and realizability of long-lived assets, accounting for income taxes and related valuation allowances, and stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience.
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements and related notes thereto as of and for the year ended September 24, 2022. Except as noted below, there have been no material changes to the significant accounting policies during the three month period ended December 24, 2022.
Leases
The Company determines if an arrangement is a lease at its inception. When the arrangements include lease and non-lease components, the Company separates them and does not account for them as a single lease component. Leases with an initial term of less than 12 months are not reported on the balance sheet, but rather recognized as lease expense on a straight-line basis over the lease term. Arrangements may include options to extend or terminate the lease arrangement. These options are included in the lease term used to establish right-of-use (“ROU”) assets and lease liabilities when it is reasonably certain they will be exercised. The Company will reassess expected lease terms based on changes in circumstances that indicate options may be more or less likely to be exercised.
The Company has lease arrangements that include variable rental payments. The future variability of these payments and adjustments are unknown and therefore are not included in minimum rental payments used to determine the ROU assets and lease liabilities. The Company has lease arrangements where it makes separate payments to the lessor based on the lessor’s common area maintenance expenses, property and casualty insurance costs, property taxes assessed on the property, and other variable expenses. Variable rental payments are recognized in the period in which their associated obligation is incurred.
As most of the Company’s lease arrangements do not provide an implicit interest rate, an incremental borrowing rate is applied in determining the present value of future payments. The Company’s incremental borrowing rate is selected based upon information available at the lease commencement date, and represents the Company’s estimate of an interest rate that it would be able to obtain from a lender to borrow, on a collateralized basis, over a similar term to obtain an asset of similar value in a similar economic environment.
The ROU assets are reported as “Other long-term assets” and lease liabilities are reported as “Other current liabilities” and “Other long-term liabilities” on the consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term and is included in “Selling, general, and administrative expenses” in the consolidated statements of operations. Variable lease expense is included in “Selling, general, and administrative expenses” in the consolidated statements of operations.

Volume of Business
The Company has concentration in the volume of purchases it conducts with its suppliers. For the three months ended December 24, 2022, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $28.3 million. For the three months ended December 25, 2021, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $10.8 million.
Emerging Growth Company
We are an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an EGC can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs but any such an election to opt out is irrevocable. The Company has not elected to opt out of such extended transition period which means that when a financial accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). The ASU requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with a new transition method where comparative periods presented in the financial statements in the period of adoption will not need to be restated. Under this new transition method, an entity initially applies the provisions of the standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU 2016-02 and ASU 2018-11 on September 25, 2022, as required by the ASUs, and utilized the cumulative effect adjustment approach, which did not result in an adjustment to the Company’s opening balance of retained earnings. At adoption, the Company recognized ROU assets and lease liabilities of $5.5 million and $6.4 million, respectively, on the balance sheet at September 25, 2022. The new standard did not materially impact the statements of operations, cash flows, or stockholders’ equity (deficit). In addition, the Company provides expanded disclosures related to its leasing arrangements in accordance with these ASUs. Refer to Note 5, Leases, for additional information.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes—Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions to the general principles as well as clarifying and amending existing guidance to improve consistent application. The guidance is effective to the Company for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted ASU 2019-12 on September 25, 2022 and there was not a material impact of the adoption to the Company’s financial statements.
Recently Issued Accounting Pronouncements
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

3. Noncontrolling Interests
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company. Following the Business Combination, Legacy Warehouse unitholders hold their economic interests directly in New Symbotic Holdings. Upon completion of the Business Combination, Symbotic Inc. issued to Legacy Warehouse unitholders an aggregate of 60,844,573 shares of Symbotic Class V-1 Common Stock and 416,933,025 shares of Symbotic Class V-3 Common Stock, each of which is exchangeable, together with a New Symbotic Holdings Common Unit, into an equal number of Class A Common Stock. Class V-1 and Class V-3 Common Stock are non-economic voting shares in Symbotic Inc. where Class V-1 Common Stock have one vote per share and Class V-3 Common Stock have three votes per share. Class V-3 Common Stock can convert into Class V-1 Common Stock in certain situations, including automatically, seven years following the Business Combination. Pursuant to the Merger Agreement, the Company issued an additional 20,000,000 New Symbotic Common Units and an equal number of shares of Symbotic Class V-1 Common Stock to Legacy Warehouse unitholders as earnout shares in July and August 2022 upon the achievement of triggering events specified in the Merger Agreement tied to the volume weighted average price of Class A Common Stock.
The following table summarizes the ownership of Symbotic Inc. stock for the three months ended December 24, 2022.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Beginning of period	57,718,836	496,170,413	553,889,249
Issuances	17,500	—	17,500
Exchanges	848,354	(848,354)	—
End of period	58,584,690	495,322,059	553,906,749	10.6%	89.4%	100%
4. Revenue
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

Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	December 24, 2022	September 24, 2022
Accounts receivable	$52,327	$3,412
Unbilled accounts receivable	$93,821	$101,816
Contract liabilities	$589,798	$425,709
The change in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary, and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. During the three months ended December 24, 2022 and December 25, 2021, the Company recognized $196.6 million and $71.1 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of December 24, 2022 was $12.0 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement with Walmart Inc. (“Walmart”) to implement Systems in all of Walmart’s 42 regional distribution centers. The definition of remaining performance obligations excludes: (i) any variable consideration, including future adjustments for inflation or deflation, and (ii) those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty. The Company expects to recognize approximately 9% of its remaining performance obligations as revenue in the next 12 months, and the remaining thereafter, depending on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
Significant Customers
For the three months ended December 24, 2022, there were two customers that individually accounted for 10% or more of total revenue, and there was one customer that accounted for 10% or more of total revenue for the three months ended December 25, 2021. The following table represents these customers’ aggregate percent of total revenue. The symbol “n/a” indicates that such customer did not exceed 10% or more or total revenue for the period indicated within the table below.

	Three Months Ended
	December 24, 2022	December 25, 2021
Customer A	81.4%	87.9%
Customer B	10.5%	n/a
Aggregate Percent of Total Revenue	91.9%	87.9%

At December 24, 2022, one customer accounted for over 10% of the Company’s accounts receivable balance, and three customers accounted for over 10% of the Company’s accounts receivable balance at September 24, 2022. The following table represents these customers’ aggregate percent of total accounts receivable. The symbol “n/a” indicates that such customer’s accounts receivable balance at the period indicated within the table did not exceed 10% of the Company’s accounts receivable balance.

	December 24, 2022	September 24, 2022
Customer A	91.9%	39.5%
Customer B	n/a	40.7%
Customer C	n/a	15.3%
Aggregate Percent of Total Accounts Receivable	91.9%	95.5%
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
5. Leases
In connection with the adoption of ASUs 2016-02 and 2018-11 (see Note 2, Summary of Significant Accounting Policies), the Company updated its policy for recognizing leases under ASC Topic 842. A summary of the updated policy is included in Note 2, Summary of Significant Accounting Policies. Prior to September 25, 2022, the Company accounted for leases under ASC Topic 840, Leases.
Lease Portfolio
The Company leases office space in Wilmington, MA, Douglas, GA, and Montreal, QC through operating lease arrangements. The Company has no finance lease agreements. The operating lease arrangements expire at various dates through June 2026.
Impact of Adoption
The Company utilized the cumulative effect adjustment method of adoption and, accordingly, recorded ROU assets and lease liabilities of $5.5 million and $6.4 million, respectively, on the balance sheet at September 25, 2022. The Company elected the following practical expedients in accordance with ASC Topic 842:
•Reassessment elections - The Company elected the package of practical expedients, and did not reassess whether any existing contracts are or contain a lease, provided a lease analysis was conducted under ASC Topic 840. To the extent leases were identified under ASC Topic 840, the Company did not reassess the classification of those leases. Additionally, to the extent initial direct costs were capitalized under ASC Topic 840 and are not amortized as a result of the implementation of ASC Topic 842, they were not reassessed.
•Short-term lease election - ASC Topic 842 allows lessees an option to not recognize ROU assets and lease liabilities arising from short-term leases. A short-term lease is defined as a lease with an initial term of 12 months or less. The Company elected to not recognize short-term leases as ROU assets and lease liabilities on the balance sheet. All short-term leases which are not included on the Company’s balance sheet will be recognized within lease expense. Leases that have an initial term of 12 months or less with an option for renewal will need to be assessed in order to determine if the lease qualifies for the short-term lease exception. If the option is reasonably certain to be exercised, the lease does not qualify as a short-term lease.

The following table presents the balance sheet location of the Company’s operating leases (in thousands):

December 24, 2022
ROU assets:
Other long-term assets	$5,108

Lease Liabilities:
Accrued expenses and other current liabilities	$1,917
Other long-term liabilities	4,057
Total lease liabilities	$5,974
The following table presents maturities of the Company’s operating lease liabilities as of December 24, 2022, presented under ASC Topic 842 (in thousands):

December 24, 2022
Remaining fiscal year 2023	$1,718
Fiscal year 2024	2,333
Fiscal year 2025	2,035
Fiscal year 2026	555
Fiscal year 2027 and thereafter	—
Total future minimum payments	$6,641
Less: Implied interest	(667)
Total lease liabilities	$5,974
The following table presents future minimum rental payments under the Company’s noncancellable operating lease agreements as of September 24, 2022, presented under ASC Topic 840 (in thousands):

September 24, 2022
Fiscal year 2023	$2,301
Fiscal year 2024	2,335
Fiscal year 2025	2,037
Fiscal year 2026	557
Fiscal year 2027 and thereafter	—
Total future minimum payments	$7,230
As of December 24, 2022, the weighted-average remaining lease term and the weighted-average incremental borrowing rate of the Company’s operating leases was approximately 3.0 years and 7.5%, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $0.5 million for the three months ended December 24, 2022.
6. Inventories
Inventories at December 24, 2022 and September 24, 2022 consist of the following (in thousands):

	December 24, 2022	September 24, 2022
Raw materials and components	$109,907	$88,999
Finished goods	1,007	2,901
Total inventories	$110,914	$91,900

7. Property and Equipment
Property and equipment at December 24, 2022 and September 24, 2022 consists of the following (in thousands):

	December 24, 2022	September 24, 2022
Computer equipment and software, furniture and fixtures, and test equipment	$52,760	$45,818
Leasehold improvements	2,902	2,904
Total property and equipment	55,662	48,722
Less accumulated depreciation	(25,416)	(23,844)
Property and equipment, net	$30,246	$24,878
Depreciation expense was $1.6 million for the three months ended December 24, 2022 and $1.2 million for the three months ended December 25, 2021.
8. Income Taxes
The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of Symbotic Holdings, LLC. The remaining share of Symbotic Holdings income or loss is non-taxable to the Company and is not reflected in current or deferred income taxes. The Company’s foreign subsidiaries are subject to income tax in its local jurisdictions.
The Company’s financial reporting predecessor, Legacy Warehouse, was a limited liability company that was treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, Legacy Warehouse was not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Legacy Warehouse was passed through to and included in the taxable income or loss of its members on a pro rata basis, subject to applicable tax regulations. No provision, except for certain foreign subsidiaries which are taxed in their respective foreign jurisdictions, was made in the consolidated financial statements for income taxes. Because Legacy Warehouse was the Company’s financial reporting predecessor and not subject to entity level income tax, and because its foreign subsidiaries had a full valuation allowance against their deferred tax assets, no current or deferred income tax provision or benefit was recorded for the three months ended December 25, 2021.
The Company recorded a current tax expense of $0.3 million for the three months ended December 24, 2022. The Company incurred a pre-tax loss for the period and recorded a full valuation allowance against its deferred tax assets, but incurred state tax expense by Symbotic LLC at the flow-through entity level. The effective tax rate for the three months ended December 24, 2022 is (0.37)% and differs from the federal statutory income tax rate primarily due to the flow-through entity level state taxes and the effect of the full valuation allowance against its net federal, state, and foreign deferred taxes.
As of December 24, 2022, the Company continues to conclude that the negative evidence regarding its ability to realize its deferred tax assets outweighs the positive evidence, and the Company has a full valuation allowance against its federal, state, and foreign net deferred tax assets. The Company has a history of cumulative pre-tax losses for the three previous fiscal years which it believes represents significant negative evidence in evaluating whether its deferred tax assets are realizable. Given these cumulative losses, lack of forecast history, the competitive environment, and uncertainty of general economic conditions, the Company does not believe it can rely on projections of future taxable income exclusive of reversing taxable temporary differences to support the realization of its deferred tax assets. In upcoming quarters, the Company will continue to evaluate both the positive and negative evidence surrounding its ability to realize its deferred tax assets.
Tax Receivable Agreement
As of December 24, 2022 future payments under the Tax Receivable Agreement (“TRA”) with respect to the purchase of Symbotic Holdings Units which occurred as part of or subsequent to the Business Combination are expected to be $114.8 million. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by the Company as a result of exchanges by its pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income or loss before taxes on the consolidated statement of operations in the period in which the change occurs. As of December 24, 2022, no TRA liability was recorded based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset.

9. Fair Value Measures
The Company measures certain financial assets at fair value. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, as determined by either the principal market or the most advantageous market. Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy, as follows:
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability
The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of December 24, 2022 and September 24, 2022 (in thousands):

	December 24, 2022				September 24, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$268,920	$—	$—	$268,920	$333,388	$—	$—	$333,388
U.S. Treasury securities	—	146,295	—	146,295	—	—	—	—
Total assets	$268,920	$146,295	$—	$415,215	$333,388	$—	$—	$333,388
The Company had no liabilities measured and recorded at fair value on a recurring basis as of December 24, 2022 and September 24, 2022.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At December 24, 2022, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
At December 24, 2022, the amortized cost of the Company’s U.S. Treasury securities is $146.3 million, with unrealized gains of less than $0.1 million and unrealized losses of less than $0.1 million, resulting in a fair value of $146.3 million. Though the amortized cost basis is equal to the fair value at December 24, 2022, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. In making the determination as to whether unrealized losses are other-than-temporary, the Company considered the length of time and extent to which each investment has been in an unrealized loss position if applicable, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, and the time to maturity, which for the U.S. Treasury securities held by the Company is due within one year of the balance sheet date. Included in the amortized cost of $146.3 million is $49.5 million of cash and cash equivalents related to U.S. Treasury securities with an original maturity of three months or less.
10. Related Party Transactions
Insurance Coverage
Prior to the fiscal quarter ended December 24, 2022, the Company was covered under the C&S Wholesale Grocers, Inc. (“C&S”) workers’ compensation, general liability, auto liability risk, and technology errors and omissions insurance which C&S managed through the utilization of high deductible insurance policies. C&S is an affiliate of the Company as the same individual, certain of his family members and certain affiliated entities and trusts of the individual and his family members, in the aggregate, control both entities. The Company paid $0.5 million to C&S related to this insurance coverage during the three months ended December 25, 2021. The amounts were expensed to operations as incurred.

Aircraft Time Sharing Agreement
In December 2021 and May 2022, the Company entered into aircraft time-sharing agreements with C&S whereby the Company’s officials, employees, and guests are permitted to use the two C&S aircrafts on an as-needed and as-available basis, with no minimum usage being required. As there is no defined period of time stated within these aircraft time-sharing agreements, the Company does not consider these to meet the definition of a lease, and as such, records payments in the period in which the obligation for the payment is incurred. The Company incurred expense of $0.1 million related to usage of the aircrafts for the three months ended December 24, 2022. No expense was recorded for the three months ended December 25, 2021 related to these aircraft time-sharing agreements.
Usage of Facility and Employee Services
In the fourth quarter of fiscal year 2022, the Company entered into a license arrangement with C&S whereby C&S is providing receiving and logistics services for the Company within a C&S distribution facility. The arrangement also provides for C&S employees assisting with certain of the Company’s operations. The Company incurred $0.3 million of expense related to this arrangement for the three months ended December 24, 2022.
Customer Contracts
The Company has customer contracts with C&S relating to systems implementation, software maintenance services and the operations of a warehouse automation system. Revenue of $5.5 million and $0.8 million was recognized for the three months ended December 24, 2022 and December 25, 2021, respectively, relating to these customer contracts. There were no accounts receivable due from C&S at December 24, 2022 and September 24, 2022. There was $15.5 million of deferred revenue relating to contracts with C&S at December 24, 2022 and $0.5 million of deferred revenue relating to contracts with C&S at September 24, 2022.
11. Commitments and Contingencies
Contingencies
Liabilities for any loss contingencies arising from claims, assessments, litigation, fines, penalties, and other matters are recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. As of December 24, 2022, the Company has made appropriate provisions related to such matters and does not believe that such matters will have a material adverse effect on the Company’s consolidated operations, financial position, or liquidity.
Indemnifications
In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of December 24, 2022 and September 24, 2022.
Warranty
The Company provides a limited warranty on its warehouse automation systems and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets.
Activity related to the warranty accrual is as follows (in thousands):

	Three Months Ended
	December 24, 2022	December 25, 2021
Balance at beginning of period	$9,004	$3,735
Provision	2,217	920
Warranty usage	(1,231)	(685)
Balance at end of period	$9,990	$3,970

12. Net Loss per Share
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share information):

Three Months Ended
December 24, 2022
Numerator - basic and diluted
Net loss	$(67,986)
Less: Net loss attributable to the noncontrolling interest	(60,793)
Net loss attributable to common stockholders	$(7,193)
Denominator - basic and diluted
Weighted-average shares of Class A common shares outstanding	58,235,506
Loss per share of Class A common stock - basic and diluted	$(0.12)
The Company’s Class V-1 Common Stock and Class V-3 Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V-1 Common Stock and Class V-3 Common Stock under the two-class method has not been presented.
Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s outstanding RSUs and shares issuable under the ESPP, as well as the Warrant Units were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.
The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the ESPP and Warrant Units. The average stock price for the three months ended December 24, 2022 was $11.60. As of December 24, 2022, there were 4,040 and 2,192,339 potentially dilutive common stock equivalents related to the ESPP and Warrant Units, respectively.
13. Stock-Based Compensation and Warrant Units
Employee Stock Purchase Plan
On June 3, 2022, the Company’s stockholders approved, and on June 7, 2022, the Company’s board of directors adopted the 2022 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the issuance of up to a total of 1,266,604 shares of common stock to participating employees, and allows eligible employees to purchase shares of Class A Common Stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods for the ESPP generally start on the first trading day on or after January 1st and July 1st of each year. However, the first offering period for the ESPP commenced on the first trading day after October 1, 2022 and ends on December 31, 2022, with the second offering period commencing on the first trading day after January 1, 2023 and ending on June 30, 2023.

Stock-Based Compensation
The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations (in thousands):

Three Months Ended
December 24, 2022
RSUs	49,223
Employee stock purchase plan	317
Total stock-based compensation expense	49,540
Effect of stock-based compensation expense on income by line item (in thousands):

Three Months Ended
December 24, 2022
Cost of revenue, Systems	$7
Cost of revenue, Software maintenance and support	9
Cost of revenue, Operation services	296
Research and development	22,828
Selling, general, and administrative	26,400
Total stock-based compensation expense	$49,540
Warrant Units
On May 20, 2022, in connection with its entry into the 2nd Amended and Restated Master Automation Agreement, the Company issued Walmart a warrant to acquire up to an aggregate of 258,972 Legacy Warehouse Class A Units (“May 2022 Warrant”), subject to certain vesting conditions. The May 2022 Warrant had a grant date fair value of $224.45. In connection with the closing of the Business Combination, the May 2022 Warrant was converted into a new warrant to acquire up to an aggregate of 15,870,411 common units of Symbotic Holdings (“June 2022 Warrant” and, the common units of Symbotic Holdings issuable thereunder, the “Warrant Units”). As of December 24, 2022, the June 2022 Warrant had not vested, as vesting is tied to the installation commencement date for certain Systems which the Company is installing in Walmart’s 42 regional distribution centers. Upon vesting, units may be acquired at an exercise price of $10.00 per unit. The Warrant Units contain customary anti-dilution, down-round, and change-in-control provisions. The right to purchase units in connection with the June 2022 Warrant expires on June 7, 2027.

14. Segment and Geographic Information
The Company operates as one operating segment. Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region for the three months ended December 24, 2022 and December 25, 2021 are as follows (in thousands):

	Three Months Ended
	December 24, 2022	December 25, 2021
United States	$205,420	$76,238
Canada	892	826
Total revenue	$206,312	$77,064
Percentage of revenue generated outside of the United States	—%	1%
Total property and equipment, net by geographical region at December 24, 2022 and at September 24, 2022 are as follows (in thousands):

	December 24, 2022	September 24, 2022
United States	$29,066	$23,640
Canada	1,180	1,238
Total property and equipment, net	$30,246	$24,878
Percentage of property and equipment, net held outside of the United States	4%	5%
15. Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described in these condensed consolidated financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto as of and for the year ended September 24, 2022, as included within our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 9, 2022. As discussed in the section titled “Cautionary Note on Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
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
Income Taxes
We are subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to our allocable share of any taxable income or loss of Symbotic Holdings. For the three months ended December 24, 2022, we recorded $0.3 million income tax expense. We incurred a pre-tax loss for the period and recorded a full valuation allowance against our deferred tax assets, but have state income tax expense incurred by Symbotic LLC at the flow-through entity level. Prior to the Business Combination, Legacy Warehouse was treated as a pass-through entity for tax purposes and had certain foreign subsidiaries. No income tax expense was recorded for the three months ended December 25, 2021 due to Legacy Warehouse’s pass-through status and foreign subsidiaries having a full valuation allowance against their deferred tax assets.
Results of Operations for the Three Months Ended December 24, 2022 and December 25, 2021
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended
	December 24, 2022	December 25, 2021
	(in thousands)
Revenue:
Systems	$197,901	$71,222
Software maintenance and support	1,237	975
Operation services	7,174	4,867
Total revenue	206,312	77,064
Cost of revenue:
Systems	160,931	56,485
Software maintenance and support	1,671	810
Operation services	8,516	5,301
Total cost of revenue	171,118	62,596
Gross profit	35,194	14,468
Operating expenses:
Research and development expenses	50,740	22,184
Selling, general, and administrative expenses	54,023	15,359
Total operating expenses	104,763	37,543
Operating loss	(69,569)	(23,075)
Other income, net	1,834	22
Loss before income tax	(67,735)	(23,053)
Income tax benefit (expense)	(251)	—
Net loss	$(67,986)	$(23,053)

	For the Three Months Ended
	December 24, 2022	December 25, 2021
Revenue:
Systems	96%	92%
Software maintenance and support	1	1
Operation services	3	6
Total revenue	100	100
Cost of revenue:
Systems	78	73
Software maintenance and support	1	1
Operation services	4	7
Total cost of revenue	83	81
Gross profit	17	19
Operating expenses:
Research and development expenses	25	29
Selling, general, and administrative expenses	26	20
Total operating expenses	51	49
Operating loss	(34)	(30)
Other income, net	1	—
Loss before income tax	(33)	(30)
Income tax benefit (expense)	—	—
Net loss	(33)%	(30)%
Percentages are based on actual values. Totals may not sum due to rounding.
Three Months Ended December 24, 2022 Compared to the Three Months Ended December 25, 2021
Revenue

	For the Three Months Ended		Change
	December 24, 2022	December 25, 2021	Amount	%
	(dollars in thousands)
Systems	$197,901	$71,222	$126,679	178%
Software maintenance and support	1,237	975	262	27%
Operation services	7,174	4,867	2,307	47%
Total revenue	$206,312	$77,064	$129,248	168%

Systems revenue increased during the three months ended December 24, 2022 as compared to the three months ended December 25, 2021 due to there being 22 system deployments currently in progress during the fiscal quarter ending December 24, 2022 as compared to 9 system deployments in progress in the same quarter of fiscal 2022 as we continue to grow our business. The increase resulting from the deployments of our warehouse automation system is primarily due to the ongoing Master Automation Agreement with Walmart, for which we are performing the installation and implementation of our warehouse automation system within all of Walmart’s 42 regional distribution centers, and which is expected to continue to produce systems revenue as the warehouse automation systems are installed and implemented at the remaining regional distribution centers through fiscal year 2028.
The increase in software maintenance and support revenue is due to there being two additional sites under software maintenance and support contracts for the three months ended December 24, 2022 as compared to the three months ended December 25, 2021.

The increase in operation services revenue is due to there being three additional operating sites for the three months ended December 24, 2022 as compared to the three months ended December 25, 2021.
Gross Profit
The following table sets forth our gross profit for the three months ended December 24, 2022 and December 25, 2021:

	For the Three Months Ended		Change
	December 24, 2022	December 25, 2021	Amount
	(in thousands)
Systems	$36,970	$14,737	$22,233
Software maintenance and support	(434)	165	(599)
Operation services	(1,342)	(434)	(908)
Total gross profit	$35,194	$14,468	$20,726

Systems gross profit increased $22.2 million during the three months ended December 24, 2022 as compared to the three months ended December 25, 2021 from $14.7 million to $37.0 million. The increase in Systems gross profit resulted from there being 22 system deployments currently in progress during the fiscal quarter ending December 24, 2022 as compared to 9 system deployments in progress in the same quarter of fiscal 2022.
For the three months ended December 24, 2022, software maintenance and support gross profit decreased $(0.6) million from the same three month period in fiscal 2022 from $0.2 million to $(0.4) million. The decrease in software maintenance and support gross profit is attributable to an increased cost for the three months ended December 24, 2022 associated with an increase in headcount within our technical support team to appropriately support the expected rapid growth of our business.
For the three months ended December 24, 2022, operation services gross profit decreased $(0.9) million from the same period in fiscal 2022 from $(0.4) million to $(1.3) million. The decrease in operation services gross profit is driven by increased cost due to additional operation services personnel needed at one of our customer sites.
Research and Development Expenses

	For the Three Months Ended		Change
	December 24, 2022	December 25, 2021	Amount	%
	(dollars in thousands)
Research and development	$50,740	$22,184	$28,556	129%
Percentage of total revenue	25%	29%

The increase in research and development expenses for the three months ended December 24, 2022 as compared to the three months ended December 25, 2021 is due to the following:

Change
(in thousands)
Employee-related costs	$32,666
Prototype-related costs, allocated overhead expenses, and other	(4,110)
$28,556

Employee-related costs increased as a result of our headcount growth to our engineering team through full-time and contracted employees as we continue to grow our software and hardware engineering organizations to support the development of key projects such as next generation autonomous electric vehicle robots, and also to support the continued expansion of our A.I. and analytics capabilities. Employee-related costs also increased as a result of equity expense attributable to the issuance of restricted stock units to our employees following the Business Combination.
The decrease in prototype-related costs, allocated overhead expenses, and other during the three months ended December 24, 2022 as compared to the three months ended December 25, 2021 is due to a decrease in prototype-related costs as we further developed our Omni-Channel platform into production during the current fiscal period.

Selling, General, and Administrative Expenses

	For the Three Months Ended		Change
	December 24, 2022	December 25, 2021	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$54,023	$15,359	$38,664	252%
Percentage of total revenue	26%	20%

The increase in selling, general, and administrative expenses for the three months ended December 24, 2022 as compared to the three months ended December 25, 2021 is due to the following:

Change
(in thousands)
Employee-related costs	$33,490
Allocated overhead expenses and other	5,174
$38,664

Employee-related costs increased as a result of our full-time and contracted employee headcount growth within our selling, general, and administrative functions. Employee-related costs also increased as a result of equity expense attributable to the issuance of restricted stock units to our employees following the Business Combination. We increased headcount primarily to support a shift in the rapid acceleration of system deployments and business transformation. We incurred incremental costs related to building both shorter-term as well as permanent processes and infrastructure to ramp partnerships and operations.
Allocated overhead and other expenses increased due to an increase in information technology related costs attributable to the increase in employee headcount year over year as well as an increase attributable to growth of our cybersecurity infrastructure. As a result of becoming a public company upon the closing of the Business Combination, we have incurred higher audit and tax related expenses for the three months ended December 24, 2022 as compared to the three months ended December 25, 2021.
Other income, net

	For the Three Months Ended		Change
	December 24, 2022	December 25, 2021	Amount	%
	(dollars in thousands)
Other income, net	$1,834	$22	$1,812	8236%
Percentage of total revenue	1%	—%

The increase in other income, net for the three months ended December 24, 2022 as compared to the three months ended December 25, 2021 was due to an increase in interest income as a result of interest rates and dividend income, offset by exchange rate fluctuations impacting our foreign currency transaction gains and losses associated with monetary assets and liabilities.
Income Taxes

	For the Three Months Ended		Change
	December 24, 2022	December 25, 2021	Amount	%
(dollars in thousands)
Income tax benefit (expense)	$(251)	$—	$(251)	100%
Percentage of total revenue	—%	—%
We incurred income tax expense of $0.3 million for the three months ended December 24, 2022 related to state income taxes. No such income tax expense was incurred for the three months ended December 25, 2021.

Non-GAAP Financial Measures
In addition to providing financial measurements based on generally accepted accounting principles in the United States of America, or GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP, or non-GAAP financial measures. We use these non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, to measure executive compensation, and to evaluate our financial performance. These non-GAAP financial measures are Adjusted EBITDA and Adjusted gross profit, as discussed below.
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
We consider Adjusted EBITDA to be an important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net loss excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; Business Combination transaction expenses; CEO transition charges; and other non-recurring items that may arise from time to time.
The non-GAAP adjustments, and our basis for excluding them from our non-GAAP financial measures, are outlined below:
•Stock-based compensation – Although stock-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the derived stock price at the time of grant, varying valuation methodologies, subjective assumptions, and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude stock-based compensation from our non-GAAP financial measures in order to highlight the performance of our business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies.
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
•CEO transition charges – CEO transition charges represents the charges incurred associated with the separation agreement we entered into with Michael Loparco in November 2022. We exclude these CEO transition charges from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts are not representative of our normal operating activities.

The following table reconciles GAAP net loss to Adjusted EBITDA for the three months ended December 24, 2022 and December 25, 2021 (in thousands):

	Three Months Ended
	December 24, 2022	December 25, 2021
Net loss	$(67,986)	$(23,053)
Interest income	(1,833)	(11)
Income tax expense	251	—
Depreciation and amortization	1,695	1,358
Stock-based compensation	49,540	268
Business Combination transaction expenses	—	171
CEO transition charges	2,026	—
Adjusted EBITDA	$(16,307)	$(21,267)
The following table reconciles GAAP gross profit to Adjusted gross profit for the three months ended December 24, 2022 and December 25, 2021 (in thousands):

	Three Months Ended
	December 24, 2022	December 25, 2021
Gross profit	$35,194	$14,468
Depreciation	186	74
Stock-based compensation	312	—
Adjusted gross profit	$35,692	$14,542
Liquidity and Capital Resources
As of December 24, 2022, our principal sources of liquidity were cash received from our historical equity raises, net proceeds received related to the Business Combination, and cash received from customers upon the inception of contracts to install customer Systems.
The following table shows net cash and cash equivalents provided by operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities for the three months ended December 24, 2022 and December 25, 2021:

	Three Months Ended
	December 24, 2022	December 25, 2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$101,052	$40,000
Investing activities	$(103,803)	$(7,505)
Financing activities	$—	$173,796

Operating Activities
Our net cash and cash equivalents provided by operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, foreign currency losses, losses on abandonment of assets, and stock-based compensation, as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to system installations and the associated costs incurred by us to fulfill the system installation performance obligation. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the system installation performance obligation.
Net cash provided by operating activities was $101.1 million during the three months ended December 24, 2022. Net cash provided by operating activities was primarily due to our net loss of $68.0 million adjusted for non-cash items of $51.6 million, primarily consisting of $2.1 million depreciation and amortization and $49.5 million stock-based compensation, offset by cash provided by operating assets and liabilities of $117.4 million. Cash provided by operating assets and liabilities of $117.4 million was primarily driven by net working capital changes, including timing of cash payments to vendors and cash receipts from customers, an increase in inventory purchases for the three months ended December 24, 2022 as we purchase additional inventory in order to meet our installation timeline for our customers’ upcoming warehouse automation system installations in connection with the Walmart Master Automation Agreement and other customer contracts, as well as an increase in deferred revenue for the three months ended December 24, 2022 resulting from an increase in the number of active system installation projects.
Net cash provided by operating activities was $40.0 million during the three months ended December 25, 2021. Net cash provided by operating activities was due to our net loss of $23.1 million adjusted for non-cash items of $4.8 million, primarily consisting of $1.4 million depreciation and amortization and $3.5 million loss on abandonment of assets, offset by cash provided by operating assets and liabilities of $58.2 million due to the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases.
Net cash and cash equivalents used in investing activities during the three months ended December 24, 2022 consisted of $7.0 million of purchased property and equipment. Additionally, during the three months ended December 24, 2022, we purchased U.S. Treasury securities for $96.8 million.
Net cash and cash equivalents used in investing activities during the three months ended December 25, 2021 consisted of $7.5 million of purchased property and equipment.
Financing Activities
Our financing activities have consisted of proceeds from the exercise of the vested warrants issued to Walmart as further described in Note 13, Stock-Based Compensation and Warrant Units to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
There were no transactions during the three months ended December 24, 2022 in which we generated proceeds from or used cash in financing activities. During the three months ended December 25, 2021, Walmart gross exercised their vested warrant units for $173.8 million. As a result of this gross exercise, 446,741 shares of Legacy Warehouse Class A Common Units were then issued to Walmart. In connection with the Business Combination, the Class A Common Units attributable to Walmart’s warrant exercise converted into units in Symbotic Holdings and Symbotic Inc. Class V-1 Common Stock.
Contractual Obligations and Commitments and Liquidity Outlook
We have historically been able to generate positive cash flow from operations, which has funded our operating activities and other cash requirements and has resulted in a cash and cash equivalents balance of $350.7 million and short-term available for sale marketable securities balance of $96.8 million as of December 24, 2022. Our cash requirements for the three months ended December 24, 2022 were primarily related to capital expenditures and inventory purchases in order to deliver to our customers our warehouse automation systems in an orderly manner in line with our installation timeline.
Based on our present business plan, we expect our current cash and cash equivalents, unrestricted marketable securities, working capital, and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce and minimum contractual obligations. Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during our course of business. Our contractual obligations consists of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. The Company’s operating lease cash requirements have not changed materially since September 24, 2022.
The following table summarizes our current and long-term material cash requirements as of December 24, 2022 for our vendor commitments:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Vendor commitments	$814,513	$774,429	$40,084	$—	$—
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended December 24, 2022 as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended September 24, 2022, which are included within the Annual Report on Form 10-K filed with the SEC on December 9, 2022.
Off-Balance Sheet Arrangements
As of December 24, 2022, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.
Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements in the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation of our disclosure controls and procedures as of December 24, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 24, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a discussion of these risks, please see the section in our Annual Report on Form 10-K filed with the SEC on December 9, 2022 titled “Risk Factors”. There have been no material changes to the risk factors disclosed therein.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference into this Report.

Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
10.1	Separation Agreement and General Release of Claims, dated as of November 19, 2022, by and between Symbotic Inc. and Michael J. Loparco	8-K	10.1	11/21/2022
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 3, 2023

Symbotic Inc.

By:	/s/ Thomas Ernst
Name:	Thomas Ernst
Title:	Chief Financial Officer and Treasurer