Form 10-Q
period 2023-03-25
Symbotic Inc.
filed 2023-05-05
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2023
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
As of May 3, 2023, the following shares of common stock were outstanding:
61,446,512 shares of Class A common stock, par value $0.0001 per share
77,080,090 shares of Class V-1 common stock, par value $0.0001 per share
416,933,025 shares of Class V-3 common stock, par value $0.0001 per share

		Page
	Part I - Financial Information
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of March 25, 2023 and September 24, 2022	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 25, 2023 and March 26, 2022	3
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended March 25, 2023 and March 26, 2022	4
	Unaudited Condensed Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit) for the Three and Six Months Ended March 25, 2023 and March 26, 2022	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 25, 2023 and March 26, 2022	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
	Part II - Other Information
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
	Signatures	37
i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, our expectations or predictions of future financial or business performance or conditions. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events, backlog, or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” or “intends” or similar expressions.
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
•execute its growth strategy;
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
ii

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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Symbotic Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 25, 2023	September 24, 2022
ASSETS
Current assets:
Cash and cash equivalents	$256,954	$353,457
Marketable securities	205,495	—
Accounts receivable	124,525	3,412
Unbilled accounts receivable	63,502	101,816
Inventories	140,441	91,900
Deferred expenses	36,878	29,150
Prepaid expenses and other current assets	38,605	25,663
Total current assets	866,400	605,398
Property and equipment, at cost	62,439	48,722
Less: Accumulated depreciation	(26,900)	(23,844)
Property and equipment, net	35,539	24,878
Intangible assets, net	427	650
Other long-term assets	7,163	337
Total assets	$909,529	$631,263
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$88,139	$68,448
Accrued expenses and other current liabilities	70,527	47,312
Sales tax payable	25,720	12,953
Deferred revenue, current	665,440	394,244
Total current liabilities	849,826	522,957
Deferred revenue, long-term	23,734	31,465
Other long-term liabilities	14,528	7,901
Total liabilities	888,088	562,323

Commitments and contingencies (Note 12)	—	—

Equity:
Class A Common Stock, 3,000,000,000 shares authorized, 61,283,689 and 57,718,836 shares issued and outstanding at March 25, 2023 and September 24, 2022, respectively	6	6

Class V-1 Common Stock, 1,000,000,000 shares authorized, 77,080,090 and 79,237,388 shares issued and outstanding at March 25, 2023 and September 24, 2022, respectively	8	8
Class V-3 Common Stock, 450,000,000 shares authorized, 416,933,025 shares issued and outstanding at March 25, 2023 and September 24, 2022	42	42
Additional paid-in capital - warrants	58,126	58,126
Additional paid-in capital	1,246,152	1,237,865
Accumulated deficit	(1,299,880)	(1,286,569)
Accumulated other comprehensive loss	(2,086)	(2,294)
Total stockholders’ equity	2,368	7,184
Noncontrolling interest	19,073	61,756
Total equity	21,441	68,940
Total liabilities and equity	$909,529	$631,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	For the Three Months Ended		For the Six Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Revenue:
Systems	$257,603	$89,572	$455,504	$160,794
Software maintenance and support	1,461	965	2,698	1,940
Operation services	7,790	5,747	14,964	10,614
Total revenue	266,854	96,284	473,166	173,348
Cost of revenue:
Systems	213,060	71,975	373,991	128,460
Software maintenance and support	2,106	1,145	3,777	1,955
Operation services	8,841	6,258	17,357	11,559
Total cost of revenue	224,007	79,378	395,125	141,974
Gross profit	42,847	16,906	78,041	31,374
Operating expenses:
Research and development expenses	49,666	23,355	100,406	45,539
Selling, general, and administrative expenses	50,898	23,512	104,921	38,871
Total operating expenses	100,564	46,867	205,327	84,410
Operating loss	(57,717)	(29,961)	(127,286)	(53,036)
Other income, net	2,284	58	4,118	80
Loss before income tax	(55,433)	(29,903)	(123,168)	(52,956)
Income tax benefit (expense)	17	—	(234)	—
Net loss	(55,416)	(29,903)	(123,402)	(52,956)
Net loss attributable to Legacy Warehouse unitholders prior to the Business Combination	—	(29,903)	—	(52,956)
Net loss attributable to noncontrolling interests	(49,298)	—	(110,091)	—
Net loss attributable to common stockholders	$(6,118)	$—	$(13,311)	$—

Loss per share of Class A Common Stock: (1)
Basic and Diluted	$(0.10)	N/M	$(0.22)	N/M
Weighted-average shares of Class A Common Stock outstanding:
Basic and Diluted	60,503,119	N/M	59,352,634	N/M
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

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Net loss	$(55,416)	$(29,903)	$(123,402)	$(52,956)
Less: Net loss attributable to Legacy Warehouse unitholders prior to the Business Combination	—	(29,903)	—	(52,956)
Less: Net loss attributable to noncontrolling interests	(49,298)	—	(110,091)	—
Net loss attributable to common stockholders	$(6,118)	$—	$(13,311)	$—
Other comprehensive income (loss):
Foreign currency translation adjustments	(290)	345	(482)	51
Changes in unrealized gain on investments, net of income taxes of $0 for the three and six months ended March 26, 2022	2,352	—	2,352	—
Total other comprehensive income	2,062	345	1,870	51
Less: other comprehensive income attributable to Legacy Warehouse unitholders prior to the Business Combination	—	345	—	51
Less: other comprehensive income attributable to noncontrolling interests	1,834	—	1,662	—
Other comprehensive income attributable to common stockholders	$228	$—	$208	$—
Comprehensive loss	(53,354)	(29,558)	(121,532)	(52,905)
Less: Comprehensive loss attributable to Legacy Warehouse unitholders prior to the Business Combination	—	(29,558)	—	(52,905)
Less: Comprehensive loss attributable to noncontrolling interests	(47,464)	—	(108,429)	—
Total comprehensive loss attributable to common stockholders	$(5,890)	$—	$(13,103)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit)
(in thousands, except unit and share information)

	Three Months Ended March 25, 2023
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 24, 2022	58,584,690	$6	78,389,034	$8	416,933,025	$42	$58,126	$1,243,217	$(2,314)	$(1,293,762)	$44,979	$50,302
Net loss	—	—	—	—	—	—	—	—	—	(6,118)	(49,298)	(55,416)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,659,578	—	—	—	—	—	—	(1,163)	—	—	(10,554)	(11,717)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	98,171	—	—	—	—	—	—	119	—	—	868	987
Exchange of Class V-1 common stock	941,250	—	(941,250)	—	—	—	—	90	—	—	(90)	—
Cancellation of Class V-1 common stock	—	—	(367,694)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	3,889	—	—	31,334	35,223
Other comprehensive loss	—	—	—	—	—	—	—	—	228	—	1,834	2,062
Balance at March 25, 2023	61,283,689	$6	77,080,090	$8	416,933,025	$42	$58,126	$1,246,152	$(2,086)	$(1,299,880)	$19,073	$21,441

	Six Months Ended March 25, 2023
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 24, 2022	57,718,836	$6	79,237,388	$8	416,933,025	$42	58,126	$1,237,865	(2,294)	$(1,286,569)	61,756	$68,940
Net loss	—	—	—	—	—	—	—	—	—	(13,311)	(110,091)	(123,402)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,677,078	—	—	—	—	—	—	(1,163)	—	—	(10,554)	(11,717)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	98,171	—	—	—	—	—	—	119	—	—	868	987
Exchange of Class V-1 common stock	1,789,604	—	(1,789,604)	—	—	—	—	200	—	—	(200)	—
Cancellation of Class V-1 common stock	—	—	(367,694)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	9,131	—	—	75,632	84,763
Other comprehensive loss	—	—	—	—	—	—	—	—	208	—	1,662	1,870
Balance at March 25, 2023	61,283,689	$6	77,080,090	$8	416,933,025	$42	$58,126	$1,246,152	$(2,086)	$(1,299,880)	$19,073	$21,441

	Three Months Ended March 26, 2022
	Redeemable Preferred and Common Units								Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity (Deficit)
	Common Units, Class C		Preferred Units, Class B-1		Preferred Units, Class B		Common Voting Units, Class A
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 25, 2021	428,571	$152,195	1	$235,182	1	$464,744	6,444,373	$217,604	$(2,386)	$(1,193,831)	$(978,613)
Retroactive application of recapitalization ratio (1)	24,493,538	—	24,041,299	—	47,508,299	—	388,481,909	—	—	—	—
Adjusted balance, beginning of period	24,922,109	$152,195	24,041,300	$235,182	47,508,300	$464,744	394,926,282	$217,604	$(2,386)	$(1,193,831)	$(978,613)
Net loss	—	—	—	—	—	—	—	—	—	(29,903)	(29,903)
Granted	139,564	—	—	—	—	—	—	—	—	—	—
Forfeited	(139,564)	—	—	—	—	—	—	—	—	—	—
Unit-based compensation	—	22	—	—	—	—	—	—	—	—	—
Accretion of Class C Units to redemption value	—	16,396	—	—	—	—	—	—	—	(16,396)	(16,396)
Other comprehensive loss	—	—	—	—	—	—	—	—	345	—	345
Preferred Return	—	—	—	2,903	—	5,738	—	—	—	(8,641)	(8,641)
Balance at March 26, 2022	24,922,109	$168,613	24,041,300	$238,085	47,508,300	$470,482	394,926,282	$217,604	$(2,041)	$(1,248,771)	$(1,033,208)
(1) As part of the Business Combination, all per share information has been retroactively adjusted using the Exchange Ratio as stipulated by the Merger Agreement

	Six Months Ended March 26, 2022
	Redeemable Preferred and Common Units								Additional Paid-In Capital - Warrants	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Equity (Deficit)
	Common Units, Class C		Preferred Units, Class B-1		Preferred Units, Class B		Common Voting Units, Class A
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at September 25, 2021	428,571	$144,975	1	$232,278	1	$459,007	5,997,632	$16,809	$26,999	$(2,092)	$(1,154,944)	$(1,113,228)
Retroactive application of recapitalization ratio (1)	24,493,538	—	24,041,299	—	47,508,299	—	361,551,314	—	—	—	—	—
Adjusted balance, beginning of period	24,922,109	$144,975	24,041,300	$232,278	47,508,300	$459,007	367,548,946	$16,809	$26,999	$(2,092)	$(1,154,944)	$(1,113,228)
Net loss	—	—	—	—	—	—	—	—	—	—	(52,956)	(52,956)
Granted	492,428	—	—	—	—	—	—	—	—	—	—	—
Forfeited	(492,428)	—	—	—	—	—	—	—	—	—	—	—
Unit-based compensation	—	49	—	—	—	—	—	—	—	—	—	—
Accretion of Class C Units to redemption value	—	23,589	—	—	—	—	—	—	—	—	(23,589)	(23,589)
Exercise of warrants	—	—	—	—	—	—	27,377,336	200,795	(26,999)	—	—	173,796
Other comprehensive loss	—	—	—	—	—	—	—	—	—	51	—	51
Preferred Return	—	—	—	5,807	—	11,475	—	—	—	—	(17,282)	(17,282)
Balance at March 26, 2022	24,922,109	$168,613	24,041,300	$238,085	47,508,300	$470,482	394,926,282	$217,604	$—	$(2,041)	$(1,248,771)	$(1,033,208)
(1) As part of the Business Combination, all per share information has been retroactively adjusted using the Exchange Ratio as stipulated by the Merger Agreement
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Six Months Ended
	March 25, 2023	March 26, 2022
Cash flows from operating activities:
Net loss	$(123,402)	$(52,956)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,146	2,774
Foreign currency (gains) / losses	(6)	(45)
Loss on abandonment of assets	—	4,098
Loss on impairment of assets	123	—
Stock-based compensation	84,763	50
Changes in operating assets and liabilities:
Accounts receivable	(121,137)	(25,606)
Inventories	(48,693)	(38,544)
Prepaid expenses and other current assets	25,372	(20,949)
Deferred expenses	(7,729)	480
Other long-term assets	(5,483)	(19)
Accounts payable	19,718	26,796
Accrued expenses and other current liabilities	34,583	(8,764)
Deferred revenue	263,464	49,354
Other long-term liabilities	6,645	429
Net cash provided by (used in) operating activities	132,364	(62,902)
Cash flows from investing activities:
Purchases of property and equipment	(13,007)	(8,560)
Purchases of marketable securities	(203,140)	—
Net cash used in investing activities	(216,147)	(8,560)
Cash flows from financing activities:
Proceeds from issuance of Class A Common Units	—	173,796
Payment for taxes related to net share settlement of stock-based compensation awards	(11,713)	—
Net proceeds from issuance of common stock under employee stock purchase plan	987	—
Net cash provided by (used in) financing activities	(10,726)	173,796
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	138	76
Net increase (decrease) in cash, cash equivalents, and restricted cash	(94,371)	102,410
Cash, cash equivalents, and restricted cash — beginning of period	353,457	156,634
Cash, cash equivalents, and restricted cash — end of period	$259,086	$259,044

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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements and related notes thereto as of and for the year ended September 24, 2022. Except as noted below, there have been no material changes to the significant accounting policies during the six month period ended March 25, 2023.
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
Presentation of Restricted Cash
Restricted cash consists of collateral required for a credit card processing program. The short-term or long-term classification is determined in accordance with the required amount of time the cash is to be held as collateral, which is short-term for less than 12 months, and long-term for greater than 12 months from the balance sheet date. As the cash is required to be held as collateral for a period which is greater than 12 months from March 25, 2023, it is presented in other long-term assets. The following table summarizes the end-of-period cash and cash equivalents from the Company’s Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	March 25, 2023	March 26, 2022
Cash and cash equivalents	$256,954	$259,044
Restricted cash classified in:
Other long-term assets	2,132	—
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$259,086	$259,044
Volume of Business
The Company has concentration in the volume of purchases it conducts with its suppliers. For the three and six months ended March 25, 2023, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $35.8 million and $64.1 million, respectively. For the three and six months ended March 26, 2022, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $13.9 million and $24.7 million, respectively.
Emerging Growth Company
The Company is an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an EGC can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs but any such an election to opt out is irrevocable. The Company has not elected to opt out of such extended transition period which means that when a financial accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company will be eligible to use this extended transition period under the JOBS Act until the earlier of the date it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of the Company’s financials to those of other public companies more difficult.
The Company will cease to be an EGC on the date that is the earliest of (i) the end of the fiscal year in which total annual gross revenue exceeds $1.235 billion, (ii) the last day of the Company’s fiscal year following March 11, 2026 (the fifth anniversary of the date on which SVF 3 consummated the initial public offering of SVF 3); (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the preceding three-year period; or (iv) the end of the fiscal year in which the market value of the Company’s common stock held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter. As of the last business day of the most recently completed second fiscal quarter ended March 25, 2023, the market value of the Company’s common stock held by non-affiliates was approximately $517.3 million (based on the closing sales price of the Class A common stock on March 24, 2023 of $21.68), and therefore, the Company expects to continue to be an EGC as of the end of the current fiscal year ended September 30, 2023.

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

The following table summarizes the ownership of Symbotic Inc. stock for the three months ended March 25, 2023.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Beginning of period	58,584,690	495,322,059	553,906,749
Issuances	1,757,749	—	1,757,749
Exchanges	941,250	(941,250)	—
Cancellations	—	(367,694)	(367,694)
End of period	61,283,689	494,013,115	555,296,804	11.0%	89.0%	100%
The following table summarizes the ownership of Symbotic Inc. stock for the six months ended March 25, 2023.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Beginning of period	57,718,836	496,170,413	553,889,249
Issuances	1,775,249	—	1,775,249
Exchanges	1,789,604	(1,789,604)	—
Cancellations	—	(367,694)	(367,694)
End of period	61,283,689	494,013,115	555,296,804	11.0%	89.0%	100%
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

Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	March 25, 2023	September 24, 2022
Accounts receivable	$124,525	$3,412
Unbilled accounts receivable	$63,502	$101,816
Contract liabilities	$689,174	$425,709
The change in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary, and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. During the six months ended March 25, 2023 and March 26, 2022, the Company recognized $229.0 million and $140.6 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of March 25, 2023 was $12.0 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement with Walmart Inc. (“Walmart”) to implement Systems in all of Walmart’s 42 regional distribution centers. The definition of remaining performance obligations excludes: (i) any variable consideration, including future adjustments for inflation or deflation, and (ii) those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty. The Company expects to recognize approximately 11% of its remaining performance obligations as revenue in the next 12 months, approximately 80% of its remaining performance obligations as revenue within 5 years, and the remaining thereafter, which is dependent on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
Significant Customers
For the three and six months ended March 25, 2023, there was one customer that individually accounted for 10% or more of total revenue. For the three and six months ended March 26, 2022, there was one customer that accounted for 10% or more of total revenue. The following table represents this customer’s aggregate percent of total revenue for each of the three and six month periods.

	Three Months Ended		Six Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Customer A	89.7%	91.7%	86.1%	90.0%

At March 25, 2023, one customer accounted for over 10% of the Company’s accounts receivable balance, and three customers accounted for over 10% of the Company’s accounts receivable balance at September 24, 2022. The following table represents these customers’ aggregate percent of total accounts receivable. The symbol “n/a” indicates that such customer’s accounts receivable balance at the period indicated within the table did not exceed 10% of the Company’s accounts receivable balance.

	March 25, 2023	September 24, 2022
Customer A	96.6%	39.5%
Customer B	n/a	40.7%
Customer C	n/a	15.3%
Aggregate Percent of Total Accounts Receivable	96.6%	95.5%
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

The following table presents the balance sheet location of the Company’s operating leases (in thousands):

March 25, 2023
ROU assets:
Other long-term assets	$4,705

Lease Liabilities:
Accrued expenses and other current liabilities	$1,962
Other long-term liabilities	3,535
Total lease liabilities	$5,497
The following table presents maturities of the Company’s operating lease liabilities as of March 25, 2023, presented under ASC Topic 842 (in thousands):

March 25, 2023
Remaining fiscal year 2023	$1,146
Fiscal year 2024	2,328
Fiscal year 2025	2,030
Fiscal year 2026	552
Fiscal year 2027 and thereafter	—
Total future minimum payments	$6,056
Less: Implied interest	(559)
Total lease liabilities	$5,497
As of March 25, 2023, the weighted-average remaining lease term and the weighted-average incremental borrowing rate of the Company’s operating leases was approximately 2.7 years and 7.5%, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $0.9 million for the six months ended March 25, 2023.
6. Inventories
Inventories at March 25, 2023 and September 24, 2022 consist of the following (in thousands):

	March 25, 2023	September 24, 2022
Raw materials and components	$127,215	$88,999
Finished goods	13,226	2,901
Total inventories	$140,441	$91,900
During the second quarter of fiscal year 2023, inventory impairment charges of $5.2 million were recorded resulting from management’s commitment to actions to restructure certain parts of the Company within the U.S. and Canada, as further described in Note 8, Severance Charges. These impairment charges were recorded within Systems Cost of Revenue in the Consolidated Statements of Operations.
7. Property and Equipment
Property and equipment at March 25, 2023 and September 24, 2022 consists of the following (in thousands):

	March 25, 2023	September 24, 2022
Computer equipment and software, furniture and fixtures, and test equipment	$59,543	$45,818
Leasehold improvements	2,896	2,904
Total property and equipment	62,439	48,722
Less accumulated depreciation	(26,900)	(23,844)
Property and equipment, net	$35,539	$24,878

For the three and six months ended March 25, 2023, depreciation expense was $1.6 million and $3.2 million, respectively. For the three and six months ended March 26, 2022, depreciation expense was $1.3 million and $2.5 million, respectively.
8. Severance Charges
During the second quarter of fiscal year 2023, management committed to actions to restructure certain parts of the Company within the U.S. and Canada to better position the Company to become more agile in delivering its solutions through various outsourcing partnerships. As a result, certain headcount reductions were necessary, and the Company recognized $2.3 million of expense associated with these actions, which is included within selling, general, and administrative expenses on the Consolidated Statements of Operations for the three and six months ended March 25, 2023, and is expected to be substantially completed within the fiscal year. The costs incurred related to employee severance are recorded as a liability when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these charges is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
The following table presents the activity related to the Company’s severance liability as of March 25, 2023 (in thousands). The Company did not have material severance activity for the period ended September 24, 2022.

March 25, 2023
Severance liability at September 25, 2022	$1,051
Severance charges	5,242
Cash paid and other	(4,118)
Severance liability at March 25, 2023	$2,175
9. Income Taxes
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
The Company’s financial reporting predecessor, Legacy Warehouse, was a limited liability company that was treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, Legacy Warehouse was not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Legacy Warehouse was passed through to and included in the taxable income or loss of its members on a pro rata basis, subject to applicable tax regulations. No provision, except for certain foreign subsidiaries which are taxed in their respective foreign jurisdictions, was made in the consolidated financial statements for income taxes. Because Legacy Warehouse was the Company’s financial reporting predecessor and not subject to entity level income tax, and because its foreign subsidiaries had a full valuation allowance against their deferred tax assets, no current or deferred income tax provision or benefit was recorded for the three or six months ended March 26, 2022.
For the three and six months ended March 25, 2023, the Company recorded less than a $0.1 million current income tax benefit and a $0.2 million current income tax expense, respectively. The Company incurred a pre-tax loss for the three and six month periods and recorded a full valuation allowance against its deferred tax assets, but incurred state tax expense by Symbotic LLC at the flow-through entity level. The effective tax rate for the six months ended March 25, 2023 is (0.19)% and differs from the federal statutory income tax rate primarily due to the flow-through entity level state taxes and the effect of the full valuation allowance against its net federal, state, and foreign deferred taxes.
As of March 25, 2023, the Company continues to conclude that the negative evidence regarding its ability to realize its deferred tax assets outweighs the positive evidence, and the Company has a full valuation allowance against its federal, state, and foreign net deferred tax assets. The Company has a history of cumulative pre-tax losses for the three previous fiscal years which it believes represents significant negative evidence in evaluating whether its deferred tax assets are realizable. Given these cumulative losses, lack of forecast history, the competitive environment, and uncertainty of general economic conditions, the Company does not believe it can rely on projections of future taxable income exclusive of reversing taxable temporary differences to support the realization of its deferred tax assets. In upcoming quarters, the Company will continue to evaluate both the positive and negative evidence surrounding its ability to realize its deferred tax assets.

Tax Receivable Agreement
As of March 25, 2023 future payments under the Tax Receivable Agreement (“TRA”) with respect to the purchase of Symbotic Holdings Units which occurred as part of or subsequent to the Business Combination are expected to be $117.8 million. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by the Company as a result of exchanges by its pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income or loss before taxes on the consolidated statement of operations in the period in which the change occurs. As of March 25, 2023, no TRA liability was recorded based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset.
10. Fair Value Measures
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
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability
The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of March 25, 2023 and September 24, 2022 (in thousands):

	March 25, 2023				September 24, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$114,478	$—	$—	$114,478	$333,388	$—	$—	$333,388
U.S. Treasury securities	—	284,981	—	284,981	—	—	—	—
Total assets	$114,478	$284,981	$—	$399,459	$333,388	$—	$—	$333,388
The Company had no liabilities measured and recorded at fair value on a recurring basis as of March 25, 2023 and September 24, 2022.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At March 25, 2023, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
At March 25, 2023, the amortized cost of the Company’s U.S. Treasury securities is $282.6 million, with unrealized gains of $2.4 million and no unrealized losses, resulting in a fair value of $285.0 million. As the amortized cost basis is less than the fair value at March 25, 2023, the Company has concluded that there is no plan to sell the security nor is it more likely than not that the Company would be required to sell the security before its anticipated recovery. As applicable, when making the determination as to whether unrealized losses are other-than-temporary, the Company considers the length of time and extent to which each investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, and the time to maturity. Included in the amortized cost of $282.6 million is $79.1 million of cash and cash equivalents related to U.S. Treasury securities with an original maturity of three months or less.

11. Related Party Transactions
Insurance Coverage
Prior to the first quarter of fiscal year 2023, the Company was covered under the C&S Wholesale Grocers, Inc. (“C&S”) workers’ compensation, general liability, auto liability risk, and technology errors and omissions insurance which C&S managed through the utilization of high deductible insurance policies. C&S is an affiliate of the Company as the same individual, certain of his family members and certain affiliated entities and trusts of the individual and his family members, in the aggregate, control both entities. The Company paid $0.6 million and $1.0 million to C&S related to this insurance coverage during the three and six months ended March 26, 2022. The amounts were expensed to operations as incurred.
Aircraft Time Sharing Agreement
In December 2021 and May 2022, the Company entered into aircraft time-sharing agreements with C&S whereby the Company’s officials, employees, and guests are permitted to use the two C&S aircrafts on an as-needed and as-available basis, with no minimum usage being required. As there is no defined period of time stated within these aircraft time-sharing agreements, the Company does not consider these to meet the definition of a lease, and as such, records payments in the period in which the obligation for the payment is incurred. For the three and six months ended March 25, 2023, the Company incurred expense of $0.3 million and $0.4 million, respectively. No expense was recorded for the three and six months ended March 26, 2022 related to these aircraft time-sharing agreements.
Usage of Facility and Employee Services
In the fourth quarter of fiscal year 2022, the Company entered into a license arrangement with C&S whereby C&S is providing receiving and logistics services for the Company within a C&S distribution facility. The arrangement also provides for C&S employees assisting with certain of the Company’s operations. For the three and six months ended March 25, 2023, the Company incurred $0.7 million and $1.0 million, respectively, of expense related to this arrangement.
Customer Contracts
The Company has customer contracts with C&S relating to systems implementation, software maintenance services and the operations of a warehouse automation system. For the three and six months ended March 25, 2023, revenue of $7.2 million and $12.7 million was recognized, respectively, relating to these customer contracts. For the three and six months ended March 26, 2022, revenue of $0.9 million and $1.7 million was recognized, respectively, relating to these customer contracts. There were no accounts receivable due from C&S at March 25, 2023 and September 24, 2022. There was $10.1 million of deferred revenue relating to contracts with C&S at March 25, 2023 and $0.5 million of deferred revenue relating to contracts with C&S at September 24, 2022.
12. Commitments and Contingencies
Contingencies
Liabilities for any loss contingencies arising from claims, assessments, litigation, fines, penalties, and other matters are recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. As of March 25, 2023, the Company has made appropriate provisions related to such matters and does not believe that such matters will have a material adverse effect on the Company’s consolidated operations, financial position, or liquidity.
Indemnifications
In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of March 25, 2023 and September 24, 2022.

Warranty
The Company provides a limited warranty on its warehouse automation systems and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets.
Activity related to the warranty accrual is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Balance at beginning of period	$9,990	$3,970	$9,004	$3,735
Provision	4,484	452	6,701	1,373
Warranty usage	(2,058)	(32)	(3,289)	(718)
Balance at end of period	$12,416	$4,390	$12,416	$4,390
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share information):

	Three Months Ended	Six Months Ended
	March 25, 2023	March 25, 2023
Numerator - basic and diluted
Net loss	$(55,416)	$(123,402)
Less: Net loss attributable to the noncontrolling interest	(49,298)	(110,091)
Net loss attributable to common stockholders	$(6,118)	$(13,311)
Denominator - basic and diluted
Weighted-average shares of Class A common shares outstanding	60,503,119	59,352,634
Loss per share of Class A common stock - basic and diluted	$(0.10)	$(0.22)
The Company’s Class V-1 Common Stock and Class V-3 Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V-1 Common Stock and Class V-3 Common Stock under the two-class method has not been presented.
Since the Company incurred net losses for each of the periods presented, diluted net loss per share is the same as basic net loss per share. All of the Company’s unvested RSUs and shares issuable under the ESPP, as well as the Warrant Units were excluded in the calculation of diluted net loss per share as the effect would be anti-dilutive.
The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the RSUs, ESPP and Warrant Units. The average stock price for the three and six months ended March 25, 2023 was $15.92 and $13.72, respectively. For the three months ended March 25, 2023, there were 3,491,730 and 5,898,531 potentially dilutive common stock equivalents related to the RSUs and Warrant Units, respectively. For the six months ended March 25, 2023, there were 4,307,104 potentially dilutive common stock equivalents related to the Warrant Units.

14. Stock-Based Compensation and Warrant Units
Employee Stock Purchase Plan
On June 3, 2022, the Company’s stockholders approved, and on June 7, 2022, the Company’s board of directors adopted the 2022 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the issuance of up to a total of 1,266,604 shares of common stock to participating employees, and allows eligible employees to purchase shares of Class A Common Stock at a 15% discount from the fair market value of the stock as determined on specific dates at six-month intervals. The offering periods for the ESPP generally start on the first trading day on or after January 1st and July 1st of each year. However, the first offering period for the ESPP commenced on the first trading day after October 1, 2022 and ended on December 31, 2022, with the second offering period commencing on the first trading day after January 1, 2023 and ending on June 30, 2023.
Stock-Based Compensation
The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended	Six Months Ended
	March 25, 2023	March 25, 2023
RSUs (service-based and performance-based)	$34,945	$84,168
Employee stock purchase plan	278	595
Total stock-based compensation expense	$35,223	$84,763
Effect of stock-based compensation expense on income by line item (in thousands):

	Three Months Ended	Six Months Ended
	March 25, 2023	March 25, 2023
Cost of revenue, Systems	$9	$16
Cost of revenue, Software maintenance and support	87	96
Cost of revenue, Operation services	345	641
Research and development	15,757	38,585
Selling, general, and administrative	19,025	45,425
Total stock-based compensation expense	$35,223	$84,763
Warrant Units
On May 20, 2022, in connection with its entry into the 2nd Amended and Restated Master Automation Agreement, the Company issued Walmart a warrant to acquire up to an aggregate of 258,972 Legacy Warehouse Class A Units (“May 2022 Warrant”), subject to certain vesting conditions. The May 2022 Warrant had a grant date fair value of $224.45. In connection with the closing of the Business Combination, the May 2022 Warrant was converted into a new warrant to acquire up to an aggregate of 15,870,411 common units of Symbotic Holdings (“June 2022 Warrant” and, the common units of Symbotic Holdings issuable thereunder, the “Warrant Units”). As of March 25, 2023, the June 2022 Warrant had vested, as the installation commencement date for certain Systems which the Company is installing in Walmart’s 42 regional distribution centers had occurred. Upon this vesting, units may be acquired at an exercise price of $10.00 per unit. The Warrant Units contain customary anti-dilution, down-round, and change-in-control provisions. The right to purchase units in connection with the June 2022 Warrant expires on June 7, 2027.

15. Segment and Geographic Information
The Company operates as one operating segment. Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region for the three and six months ended March 25, 2023 and March 26, 2022 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
United States	$265,962	$95,392	$471,382	$171,630
Canada	892	892	1,784	1,718
Total revenue	$266,854	$96,284	$473,166	$173,348
Percentage of revenue generated outside of the United States	—%	1%	—%	1%
Total property and equipment, net by geographical region at March 25, 2023 and at September 24, 2022 are as follows (in thousands):

	March 25, 2023	September 24, 2022
United States	$34,553	$23,640
Canada	986	1,238
Total property and equipment, net	$35,539	$24,878
Percentage of property and equipment, net held outside of the United States	3%	5%
16. Subsequent Events
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
Income Taxes
We are subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to our allocable share of any taxable income or loss of Symbotic Holdings. For the three and six months ended March 25, 2023, we recorded less than a $0.1 million current income tax benefit and a $0.2 million current income tax expense, respectively, of income tax expense. We incurred a pre-tax loss for the period and recorded a full valuation allowance against our deferred tax assets, but have state income tax expense incurred by Symbotic LLC at the flow-through entity level. Prior to the Business Combination, Legacy Warehouse was treated as a pass-through entity for tax purposes and had certain foreign subsidiaries. No income tax expense was recorded for the three or six months ended March 26, 2022 due to Legacy Warehouse’s pass-through status and foreign subsidiaries having a full valuation allowance against their deferred tax assets.
Recent Developments
Strategic and Organizational Update
During the second quarter of fiscal year 2023, we committed to actions to restructure certain parts of the Company within the U.S. and Canada to better position us to become more agile in delivering our solutions through various outsourcing partnerships. As a result, certain headcount reductions were necessary, and we recognized $2.3 million of severance charges, $5.3 million of inventory impairment charges, and $0.1 million of property and equipment impairment charges associated with these actions. In addition, we incurred $0.7 million of severance charges related to other employee headcount reductions.

Results of Operations for the Three and Six Months Ended March 25, 2023 and March 26, 2022
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended		For the Six Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
	(in thousands)
Revenue:
Systems	$257,603	$89,572	$455,504	$160,794
Software maintenance and support	1,461	965	2,698	1,940
Operation services	7,790	5,747	14,964	10,614
Total revenue	266,854	96,284	473,166	173,348
Cost of revenue:
Systems	213,060	71,975	373,991	128,460
Software maintenance and support	2,106	1,145	3,777	1,955
Operation services	8,841	6,258	17,357	11,559
Total cost of revenue	224,007	79,378	395,125	141,974
Gross profit	42,847	16,906	78,041	31,374
Operating expenses:
Research and development expenses	49,666	23,355	100,406	45,539
Selling, general, and administrative expenses	50,898	23,512	104,921	38,871
Total operating expenses	100,564	46,867	205,327	84,410
Operating loss	(57,717)	(29,961)	(127,286)	(53,036)
Other income, net	2,284	58	4,118	80
Loss before income tax	(55,433)	(29,903)	(123,168)	(52,956)
Income tax benefit (expense)	17	—	(234)	—
Net loss	$(55,416)	$(29,903)	$(123,402)	$(52,956)

	For the Three Months Ended		For the Six Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Revenue:
Systems	97%	93%	96%	93%
Software maintenance and support	1	1	1	1
Operation services	3	6	3	6
Total revenue	100	100	100	100
Cost of revenue:
Systems	80	75	79	74
Software maintenance and support	1	1	1	1
Operation services	3	6	4	7
Total cost of revenue	84	82	84	82
Gross profit	16	18	16	18
Operating expenses:
Research and development expenses	19	24	21	26
Selling, general, and administrative expenses	19	24	22	22
Total operating expenses	38	49	43	49
Operating loss	(22)	(31)	(27)	(31)
Other income, net	1	—	1	—
Loss before income tax	(21)	(31)	(26)	(31)
Income tax benefit (expense)	—	—	—	—
Net loss	(21)%	(31)%	(26)%	(31)%
Percentages are based on actual values. Totals may not sum due to rounding.
Three and Six Months Ended March 25, 2023 Compared to the Three and Six Months Ended March 26, 2022
Revenue

	For the Three Months Ended		Change
	March 25, 2023	March 26, 2022	Amount	%
	(dollars in thousands)
Systems	$257,603	$89,572	$168,031	188%
Software maintenance and support	1,461	965	496	51%
Operation services	7,790	5,747	2,043	36%
Total revenue	$266,854	$96,284	$170,570	177%

Systems revenue increased during the three months ended March 25, 2023 as compared to the three months ended March 26, 2022 due to there being 28 system deployments currently in progress during the fiscal quarter ending March 25, 2023 as compared to 9 system deployments in progress in the same quarter of fiscal 2022. The increase resulting from the deployments of our warehouse automation system is primarily due to the ongoing Master Automation Agreement with Walmart, for which we are performing the installation and implementation of our warehouse automation system within all of Walmart’s 42 regional distribution centers, and which is expected to continue to produce systems revenue as the warehouse automation systems are installed and implemented at the remaining regional distribution centers through fiscal year 2028.
The increase in software maintenance and support revenue is due to there being two additional sites under software maintenance and support contracts for the three months ended March 25, 2023 as compared to the three months ended March 26, 2022.
The increase in operation services revenue is attributable to an increase in sites where we are performing operation services during the three months ended March 25, 2023 as compared to the three months ended March 26, 2022.

	For the Six Months Ended		Change
	March 25, 2023	March 26, 2022	Amount	%
	(dollars in thousands)
Systems	$455,504	$160,794	$294,710	183%
Software maintenance and support	2,698	1,940	758	39%
Operation services	14,964	10,614	4,350	41%
Total revenue	$473,166	$173,348	$299,818	173%
Systems revenue increased during the six months ended March 25, 2023 as compared to the six months ended March 26, 2022 due to there being 28 system deployments currently in progress during the fiscal quarter ending March 25, 2023 as compared to 9 system deployments in progress in the same quarter of fiscal 2022. The increase resulting from the deployments of our warehouse automation system is primarily due to the ongoing Master Automation Agreement with Walmart, for which we are performing the installation and implementation of our warehouse automation system within all of Walmart’s 42 regional distribution centers, and which is expected to continue to produce systems revenue as the warehouse automation systems are installed and implemented at the remaining regional distribution centers through fiscal year 2028.
The increase in software maintenance and support revenue is due to there being two additional sites under software maintenance and support contracts for the six months ended March 25, 2023 as compared to the six months ended March 26, 2022.
The increase in operation services revenue is attributable to an increase in sites where we are performing operation services during the six months ended March 25, 2023 as compared to the six months ended March 26, 2022.
Gross Profit
The following table sets forth our gross profit for the three months ended March 25, 2023 and March 26, 2022:

	For the Three Months Ended		Change
	March 25, 2023	March 26, 2022	Amount
	(in thousands)
Systems	$44,543	$17,597	$26,946
Software maintenance and support	(645)	(180)	(465)
Operation services	(1,051)	(511)	(540)
Total gross profit	$42,847	$16,906	$25,941

Systems gross profit increased $26.9 million during the three months ended March 25, 2023 as compared to the three months ended March 26, 2022 from $17.6 million to $44.5 million. The increase in Systems gross profit resulted from there being 28 system deployments currently in progress during the fiscal quarter ending March 25, 2023 as compared to 9 system deployments in progress in the same quarter of fiscal 2022. Systems gross profit for the three months ended March 25, 2023 was impacted by inventory impairment charges of $5.2 million resulting from management’s commitment to actions to restructure certain parts of the Company within the U.S. and Canada.
For the three months ended March 25, 2023, software maintenance and support gross profit decreased $(0.5) million from the same three month period in fiscal 2022 from $(0.2) million to $(0.6) million. The decrease in software maintenance and support gross profit is attributable to an increased cost for the three months ended March 25, 2023 associated with an increase in headcount within our technical support team to appropriately support the expected rapid growth of our business.
For the three months ended March 25, 2023, operation services gross profit decreased $(0.5) million from the same period in fiscal 2022 from $(0.5) million to $(1.1) million. The decrease in operation services gross profit is driven by increased cost due to additional operation services personnel needed at one of our customer sites.

The following table sets forth our gross profit for the six months ended March 25, 2023 and March 26, 2022:

	For the Six Months Ended		Change
	March 25, 2023	March 26, 2022	Amount
	(in thousands)
Systems	$81,513	$32,334	$49,179
Software maintenance and support	(1,079)	(15)	(1,064)
Operation services	(2,393)	(945)	(1,448)
Total gross profit	$78,041	$31,374	$46,667
Systems gross profit increased $49.2 million during the six months ended March 25, 2023 as compared to the six months ended March 26, 2022 from $32.3 million to $81.5 million. The increase in Systems gross profit resulted from there being 28 system deployments currently in progress during the fiscal quarter ending March 25, 2023 as compared to 9 system deployments in progress in the same quarter of fiscal 2022. Systems gross profit for the six months ended March 25, 2023 was impacted by inventory impairment charges of $5.2 million resulting from management’s commitment to actions to restructure certain parts of the Company within the U.S. and Canada.
For the six months ended March 25, 2023, software maintenance and support gross profit decreased $(1.1) million from the same six month period in fiscal 2022 from less than $(0.1) million to $(1.1) million. The decrease in software maintenance and support gross profit is attributable to an increased cost for the six months ended March 25, 2023 associated with an increase in headcount within our technical support team to appropriately support the expected rapid growth of our business.
For the six months ended March 25, 2023, operation services gross profit decreased $(1.4) million from the same period in fiscal 2022 from $(0.9) million to $(2.4) million. The decrease in operation services gross profit is driven by increased cost due to additional operation services personnel needed at one of our customer sites.
Research and Development Expenses

	For the Three Months Ended		Change
	March 25, 2023	March 26, 2022	Amount	%
	(dollars in thousands)
Research and development	$49,666	$23,355	$26,311	113%
Percentage of total revenue	19%	24%

The increase in research and development expenses for the three months ended March 25, 2023 as compared to the three months ended March 26, 2022 is due to the following:

Change
(in thousands)
Employee-related costs	$24,985
Prototype-related costs, allocated overhead expenses, and other	1,326
$26,311

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
The increase in prototype-related costs, allocated overhead expenses, and other during the three months ended March 25, 2023 as compared to the three months ended March 26, 2022 is primarily due to an increase in expense related to a reserve for materials which we have used in research and development activities, partially offset by a decrease in prototype-related costs as we further developed our Omni-Channel platform into production during the first fiscal period of 2023.

	For the Six Months Ended		Change
	March 25, 2023	March 26, 2022	Amount	%
	(dollars in thousands)
Research and development	$100,406	$45,539	$54,867	120%
Percentage of total revenue	21%	26%
The increase in research and development expenses for the six months ended March 25, 2023 as compared to the six months ended March 26, 2022 is due to the following:

Change
(in thousands)
Employee-related costs	$57,650
Prototype-related costs, allocated overhead expenses, and other	(2,783)
$54,867
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
The decrease in prototype-related costs, allocated overhead expenses, and other during the six months ended March 25, 2023 as compared to the six months ended March 26, 2022 is due to a decrease in prototype-related costs as we further developed our Omni-Channel platform into production during the first fiscal period of 2023, partially offset by an increase in information technology related costs attributable to the increase in employee headcount year over year and an increase in expense related to a reserve for materials which we have used in research and development activities.
Selling, General, and Administrative Expenses

	For the Three Months Ended		Change
	March 25, 2023	March 26, 2022	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$50,898	$23,512	$27,386	116%
Percentage of total revenue	19%	24%

The increase in selling, general, and administrative expenses for the three months ended March 25, 2023 as compared to the three months ended March 26, 2022 is due to the following:

Change
(in thousands)
Employee-related costs	$24,694
Allocated overhead expenses and other	2,692
$27,386

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

	For the Six Months Ended		Change
	March 25, 2023	March 26, 2022	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$104,921	$38,871	$66,050	170%
Percentage of total revenue	22%	22%
The increase in selling, general, and administrative expenses for the six months ended March 25, 2023 as compared to the six months ended March 26, 2022 is due to the following:

Change
(in thousands)
Employee-related costs	$58,183
Allocated overhead expenses and other	7,867
$66,050
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
Allocated overhead and other expenses increased due to an increase in information technology related costs attributable to the increase in employee headcount year over year as well as an increase attributable to growth of our cybersecurity infrastructure. As a result of becoming a public company upon the closing of the Business Combination, we have incurred higher audit and tax related expenses for the six months ended March 25, 2023 as compared to the six months ended March 26, 2022.
Other income, net

	For the Three Months Ended		Change
	March 25, 2023	March 26, 2022	Amount	%
	(dollars in thousands)
Other income, net	$2,284	$58	$2,226	3838%
Percentage of total revenue	1%	—%

The increase in other income, net for the three months ended March 25, 2023 as compared to the three months ended March 26, 2022 was due to an increase in interest income as a result of interest rates, offset by exchange rate fluctuations impacting our foreign currency transaction gains and losses associated with monetary assets and liabilities.

	For the Six Months Ended		Change
	March 25, 2023	March 26, 2022	Amount	%
	(dollars in thousands)
Other income, net	$4,118	$80	$4,038	5048%
Percentage of total revenue	1%	—%
The increase in other income, net for the six months ended March 25, 2023 as compared to the six months ended March 26, 2022 was due to an increase in interest income as a result of interest rates, offset by exchange rate fluctuations impacting our foreign currency transaction gains and losses associated with monetary assets and liabilities.

Income Taxes

	For the Three Months Ended		Change
	March 25, 2023	March 26, 2022	Amount	%
(dollars in thousands)
Income tax benefit (expense)	$17	$—	$17	100%
Percentage of total revenue	—%	—%
We incurred a current income tax benefit of less than $0.1 million for the three months ended March 25, 2023 related to state income taxes. No such income tax benefit or expense was incurred for the three months ended March 26, 2022.

	For the Six Months Ended		Change
	March 25, 2023	March 26, 2022	Amount	%
(dollars in thousands)
Income tax benefit (expense)	$(234)	$—	$(234)	100%
Percentage of total revenue	—%	—%
We incurred a current income tax expense of $0.2 million for the six months ended March 25, 2023 related to state income taxes. No such income tax benefit or expense was incurred for the six months ended March 26, 2022.
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
We consider Adjusted EBITDA to be an important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net loss excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; Business Combination transaction expenses; CEO transition charges; Restructuring; and other items that may arise from time to time.
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
•CEO transition charges – CEO transition charges represent the charges incurred associated with the separation agreement we entered into with Michael Loparco in November 2022. We exclude these CEO transition charges from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts are not representative of our normal operating activities.
•Restructuring charges – Restructuring charges represent the charges incurred associated with certain actions to restructure parts of the Company within the U.S. and Canada. These charges include severance and related expenses for workforce reductions, impairments of inventory and long-lived assets that will no longer be used in operations, and termination fees for any contracts cancelled as part of these programs. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items vary significantly based on the magnitude of the restructuring action and do not reflect future expected operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or past operations of our business.
The following table reconciles GAAP net loss to Adjusted EBITDA for the three and six months ended March 25, 2023 and March 26, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Net loss	$(55,416)	$(29,903)	$(123,402)	$(52,956)
Interest income	(2,392)	(15)	(4,225)	(26)
Income tax (benefit) / expense	(17)	—	234	—
Depreciation and amortization	1,680	1,416	3,375	2,774
Stock-based compensation	36,539	895	86,079	1,163
Business Combination transaction expenses	—	1,359	—	1,530
CEO transition charges	—	—	2,026	—
Restructuring charges	8,373	—	8,373	—
Adjusted EBITDA	$(11,233)	$(26,248)	$(27,540)	$(47,515)
We define adjusted gross profit, a non-GAAP financial measure, as GAAP gross profit excluding the following items: depreciation, stock-based compensation, and restructuring charges. The following table reconciles GAAP gross profit to Adjusted gross profit for the three and six months ended March 25, 2023 and March 26, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	March 25, 2023	March 26, 2022	March 25, 2023	March 26, 2022
Gross profit	$42,847	$16,906	$78,041	$31,374
Depreciation	189	80	375	154
Stock-based compensation	459	—	771	—
Restructuring charges	5,240	—	5,240	—
Adjusted gross profit	$48,735	$16,986	$84,427	$31,528

Gross profit margin	16.1%	17.6%	16.5%	18.1%
Adjusted gross profit margin	18.3%	17.6%	17.8%	18.2%
Liquidity and Capital Resources
As of March 25, 2023, our principal sources of liquidity were cash received from our historical equity raises, net proceeds received related to the Business Combination, and cash received from customers upon the inception and continuation of contracts to install customer Systems.

The following table shows net cash provided by (used in) operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the six months ended March 25, 2023 and March 26, 2022:

	Six Months Ended
	March 25, 2023	March 26, 2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$132,364	$(62,902)
Investing activities	$(216,147)	$(8,560)
Financing activities	$(10,726)	$173,796
Operating Activities
Our net cash provided by operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, foreign currency gains, losses on sales of assets, and stock-based compensation, as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to system installations and the associated costs incurred by us to fulfill the system installation performance obligation. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the system installation performance obligation.
Net cash provided by operating activities was $132.4 million during the six months ended March 25, 2023. Net cash provided by operating activities was primarily due to our net loss of $123.4 million adjusted for non-cash items of $89.0 million, primarily consisting of $4.1 million depreciation and amortization and $84.8 million stock-based compensation, offset by cash provided by operating assets and liabilities of $166.7 million. Cash provided by operating assets and liabilities of $166.7 million was primarily driven by net working capital changes, including timing of cash payments to vendors and cash receipts from customers, an increase in inventory purchases for the six months ended March 25, 2023 as we purchase additional inventory in order to meet our installation timeline for our customers’ upcoming warehouse automation system installations in connection with the Walmart Master Automation Agreement and other customer contracts, as well as an increase in deferred revenue for the six months ended March 25, 2023 resulting from an increase in the number of active system installation projects.
Net cash used in operating activities was $(62.9) million during the six months ended March 26, 2022. Net cash used in operating activities was due to our net loss of $53.0 million adjusted for non-cash items of $6.9 million, primarily consisting of $2.8 million depreciation and amortization and $4.1 million loss on abandonment of assets, as well as cash used in operating assets and liabilities of $16.8 million due to the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases.
Net cash and cash equivalents used in investing activities during the six months ended March 25, 2023 consisted of $13.0 million of purchased property and equipment. Additionally, during the six months ended March 25, 2023, we purchased U.S. Treasury securities for $203.1 million.
Net cash and cash equivalents used in investing activities during the six months ended March 26, 2022 consisted of $8.6 million of purchased property and equipment.
Financing Activities
Our financing activities have consisted of payments and proceeds related to our equity incentive plans for both RSUs and ESPP, as well as proceeds from the exercise of the vested warrants issued to Walmart as further described in Note 14, Stock-Based Compensation and Warrant Units to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
During the six months ended March 25, 2023, we incurred a payment of $11.7 million for the taxes related to the net share settlement of stock-based compensation awards. We also received proceeds of $1.0 million from the issuance of common stock under the ESPP upon the expiration of the first offering period which occurred at the end of December 2022. During the six months ended March 26, 2022, Walmart gross exercised their vested warrant units for $173.8 million. As a result of this gross exercise, 446,741 shares of Legacy Warehouse Class A Common Units were then issued to Walmart. In connection with the Business Combination, the Class A Common Units attributable to Walmart’s warrant exercise converted into units in Symbotic Holdings and Symbotic Inc. Class V-1 Common Stock.
Contractual Obligations and Commitments and Liquidity Outlook
We have historically been able to generate positive cash flow from operations, which has funded our operating activities and other cash requirements and has resulted in a cash and cash equivalents balance of $257.0 million and short-term available for sale marketable securities balance of $205.5 million as of March 25, 2023. Our cash requirements for the six months ended March 25, 2023 were primarily related to capital expenditures and inventory purchases in order to deliver to our customers our warehouse automation systems in an orderly manner in line with our installation timeline.
Based on our present business plan, we expect our current cash and cash equivalents, unrestricted marketable securities, working capital, and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce and minimum contractual obligations. Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. The Company’s operating lease cash requirements have not changed materially since September 24, 2022.
The following table summarizes our current and long-term material cash requirements as of March 25, 2023 for our vendor commitments:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Vendor commitments	$898,636	$897,175	$1,461	$—	$—
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended March 25, 2023 as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended September 24, 2022, which are included within the Annual Report on Form 10-K filed with the SEC on December 9, 2022.
Off-Balance Sheet Arrangements
As of March 25, 2023, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.
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
Based on that evaluation of our disclosure controls and procedures as of March 25, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 25, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2023

Symbotic Inc.

By:	/s/ Thomas Ernst
Name:	Thomas Ernst
Title:	Chief Financial Officer and Treasurer