Form 10-Q
period 2023-06-24
Symbotic Inc.
filed 2023-08-02
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2023
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
As of August 1, 2023, the following shares of common stock were outstanding:
80,858,798 shares of Class A common stock, par value $0.0001 per share
67,459,831 shares of Class V-1 common stock, par value $0.0001 per share
407,528,941 shares of Class V-3 common stock, par value $0.0001 per share

		Page
	Part I - Financial Information
Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of June 24, 2023 and September 24, 2022	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 24, 2023 and June 25, 2022	3
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended June 24, 2023 and June 25, 2022	4
	Unaudited Condensed Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit) for the Three and Nine Months Ended June 24, 2023 and June 25, 2022	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 24, 2023 and June 25, 2022	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
	Part II - Other Information
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
	Signatures	38
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
•realize the benefits expected from the GreenBox Transaction;
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
•business disruption;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the agreements entered into in connection with the GreenBox Transaction;
•the effect of the announcement of the GreenBox Transaction on the Company’s business relationships, performance, and business generally;
ii

•the amount of the costs, fees, expenses and other charges related to the GreenBox Transaction;
•risks related to the impact of the COVID-19 pandemic on the financial condition and results of operations of Symbotic;
•disruption to the business due to our dependency on certain customers;
•increasing competition in the warehouse automation industry;
•consequences associated with joint ventures and legislative and regulatory actions and reforms;
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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Symbotic Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 24, 2023	September 24, 2022
ASSETS
Current assets:
Cash and cash equivalents	$255,490	$353,457
Marketable securities	255,413	—
Accounts receivable	73,696	3,412
Unbilled accounts receivable	91,696	101,816
Inventories	166,877	91,900
Deferred expenses	42,286	29,150
Prepaid expenses and other current assets	36,204	25,663
Total current assets	921,662	605,398
Property and equipment, at cost	69,496	48,722
Less: Accumulated depreciation	(28,583)	(23,844)
Property and equipment, net	40,913	24,878
Intangible assets, net	335	650
Other long-term assets	6,830	337
Total assets	$969,740	$631,263
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$74,377	$68,448
Accrued expenses and other current liabilities	60,702	47,312
Sales tax payable	20,685	12,953
Deferred revenue, current	742,241	394,244
Total current liabilities	898,005	522,957
Deferred revenue, long-term	32,842	31,465
Other long-term liabilities	17,262	7,901
Total liabilities	948,109	562,323

Commitments and contingencies (Note 12)	—	—

Equity:
Class A Common Stock, 3,000,000,000 shares authorized, 62,441,709 and 57,718,836 shares issued and outstanding at June 24, 2023 and September 24, 2022, respectively	6	6

Class V-1 Common Stock, 1,000,000,000 shares authorized, 76,086,745 and 79,237,388 shares issued and outstanding at June 24, 2023 and September 24, 2022, respectively	8	8
Class V-3 Common Stock, 450,000,000 shares authorized, 416,933,025 shares issued and outstanding at June 24, 2023 and September 24, 2022	42	42
Additional paid-in capital - warrants	58,126	58,126
Additional paid-in capital	1,250,355	1,237,865
Accumulated deficit	(1,304,227)	(1,286,569)
Accumulated other comprehensive loss	(1,834)	(2,294)
Total stockholders’ equity	2,476	7,184
Noncontrolling interest	19,155	61,756
Total equity	21,631	68,940
Total liabilities and equity	$969,740	$631,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	For the Three Months Ended		For the Nine Months Ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
Revenue:
Systems	$302,350	$169,503	$757,854	$330,297
Software maintenance and support	1,768	862	4,466	2,802
Operation services	7,719	5,187	22,683	15,801
Total revenue	311,837	175,552	785,003	348,900
Cost of revenue:
Systems	244,660	136,015	618,651	264,475
Software maintenance and support	3,603	1,269	7,380	3,224
Operation services	10,665	6,724	28,022	18,283
Total cost of revenue	258,928	144,008	654,053	285,982
Gross profit	52,909	31,544	130,950	62,918
Operating expenses:
Research and development expenses	48,845	35,140	149,251	80,679
Selling, general, and administrative expenses	46,073	29,435	150,994	68,306
Total operating expenses	94,918	64,575	300,245	148,985
Operating loss	(42,009)	(33,031)	(169,295)	(86,067)
Other income, net	2,937	156	7,055	236
Loss before income tax	(39,072)	(32,875)	(162,240)	(85,831)
Income tax expense	(5)	—	(239)	—
Net loss	(39,077)	(32,875)	(162,479)	(85,831)
Net loss attributable to Legacy Warehouse unitholders prior to the Business Combination	—	(19,178)	—	(72,134)
Net loss attributable to noncontrolling interests	(34,730)	(12,383)	(144,821)	(12,383)
Net loss attributable to common stockholders	$(4,347)	$(1,314)	$(17,658)	$(1,314)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.07)	$(0.03)	$(0.29)	$(0.03)
Weighted-average shares of Class A Common Stock outstanding:
Basic and Diluted	61,782,886	50,664,146	60,160,039	50,664,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
Net loss	$(39,077)	$(32,875)	$(162,479)	$(85,831)
Less: Net loss attributable to Legacy Warehouse unitholders prior to the Business Combination	—	(19,178)	—	(72,134)
Less: Net loss attributable to noncontrolling interests	(34,730)	(12,383)	(144,821)	(12,383)
Net loss attributable to common stockholders	$(4,347)	$(1,314)	$(17,658)	$(1,314)
Other comprehensive income (loss):
Foreign currency translation adjustments	651	(98)	169	(47)
Changes in unrealized gain on investments, net of income taxes of $— for the three and nine months ended June 24, 2023	1,617	—	3,969	—
Total other comprehensive income (loss)	2,268	(98)	4,138	(47)
Less: other comprehensive income (loss) attributable to Legacy Warehouse unitholders prior to the Business Combination	—	(14)	—	37
Less: other comprehensive income (loss) attributable to noncontrolling interests	2,016	—	3,678	—
Other comprehensive income attributable to common stockholders	$252	$(84)	$460	$(84)
Comprehensive loss	(36,809)	(32,973)	(158,341)	(85,878)
Less: Comprehensive loss attributable to Legacy Warehouse unitholders prior to the Business Combination	—	(19,192)	—	(72,097)
Less: Comprehensive loss attributable to noncontrolling interests	(32,714)	(13,187)	(141,143)	(13,187)
Total comprehensive loss attributable to common stockholders	$(4,095)	$(594)	$(17,198)	$(594)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit)
(in thousands, except unit and share information)

	Three Months Ended June 24, 2023
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 25, 2023	61,283,689	$6	77,080,090	$8	416,933,025	$42	$58,126	$1,246,152	$(2,086)	$(1,299,880)	$19,073	$21,441
Net loss	—	—	—	—	—	—	—	—	—	(4,347)	(34,730)	(39,077)
Issuance of common stock under stock plans	164,675	—	—	—	—	—	—	6	—	—	(6)	—
Exchange of Class V-1 common stock	993,345	—	(993,345)	—	—	—	—	38	—	—	(38)	—
Stock-based compensation	—	—	—	—	—	—	—	4,159	—	—	32,840	36,999
Other comprehensive loss	—	—	—	—	—	—	—	—	252	—	2,016	2,268
Balance at June 24, 2023	62,441,709	$6	76,086,745	$8	416,933,025	$42	$58,126	$1,250,355	$(1,834)	$(1,304,227)	$19,155	$21,631

	Nine Months Ended June 24, 2023
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 24, 2022	57,718,836	$6	79,237,388	$8	416,933,025	$42	58,126	$1,237,865	(2,294)	$(1,286,569)	61,756	$68,940
Net loss	—	—	—	—	—	—	—	—	—	(17,658)	(144,821)	(162,479)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,841,753	—	—	—	—	—	—	(1,157)	—	—	(10,560)	(11,717)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	98,171	—	—	—	—	—	—	119	—	—	868	987
Exchange of Class V-1 common stock	2,782,949	—	(2,782,949)	—	—	—	—	238	—	—	(238)	—
Cancellation of Class V-1 common stock	—	—	(367,694)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	13,290	—	—	108,472	121,762
Other comprehensive loss	—	—	—	—	—	—	—	—	460	—	3,678	4,138
Balance at June 24, 2023	62,441,709	$6	76,086,745	$8	416,933,025	$42	$58,126	$1,250,355	$(1,834)	$(1,304,227)	$19,155	$21,631

	Three Months Ended June 25, 2022
	Redeemable Preferred and Common Units														Additional Paid-In Capital - Warrants	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Common Units, Class C		Preferred Units, Class B-1		Preferred Units, Class B		Common Voting Units, Class A		Common Shares, Class A		Common Voting Shares, Class V-1		Common Voting Shares, Class V-3
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 26, 2022	428,571	$168,613	1	$238,085	1	$470,482	6,444,373	$217,604	—	$—	—	$—	—	$—	$—	$—	$(2,041)	$(1,248,771)	$—	$(1,033,208)
Retroactive application of recapitalization ratio (1)	24,493,538	—	24,041,299	—	47,508,299	—	388,481,909	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjusted balance, beginning of period	24,922,109	$168,613	24,041,300	$238,085	47,508,300	$470,482	394,926,282	$217,604	—	$—	—	$—	—	$—	$—	$—	$(2,041)	$(1,248,771)	$—	$(1,033,208)
Granted	560,524	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited	(560,524)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unit-based compensation	—	3	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of class C Units to redemption value	—	4,844	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,844)	—	(4,844)
Preferred Return	—	—	—	2,323	—	4,590	—	—	—	—	—	—	—	—	—	—	—	(6,913)	—	(6,913)
Provision for warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	74,280	—	—	—	—	74,280
Exercise of warrants	—	—	—	—	—	—	16,379,606	120,134	—	—	—	—	—	—	(16,154)	—	—	—	—	103,980
Net loss pre business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(19,178)	—	(19,178)
Other comprehensive loss pre business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(14)	—	—	(14)
Recapitalization of Preferred Units, Class C Units, Class A Voting Units, and creation of NCI (net of transaction costs of $37,104)	(24,922,109)	(173,460)	(24,041,300)	(240,408)	(47,508,300)	(475,072)	(411,305,888)	(337,738)	—	—	60,844,573	6	416,933,025	42	—	1,191,567	—	—	(301,973)	551,904
Recapitalization of SVF equity, PIPE, and FPA (net of transaction costs of $30,315)	—	—	—	—	—	—	—	—	50,664,146	5	—	—	—	—	—	40,425	—	—	381,276	421,706
Net loss post business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,314)	(12,383)	(13,697)
Other comprehensive loss post business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(84)	—	(804)	(888)
Balance at June 25, 2022	—	$—	—	$—	—	$—	—	$—	50,664,146	$5	60,844,573	$6	416,933,025	$42	$58,126	$1,231,992	$(2,139)	$(1,281,020)	$66,116	$73,128
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

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Nine Months Ended
	June 24, 2023	June 25, 2022
Cash flows from operating activities:
Net loss	$(162,479)	$(85,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,606	4,200
Foreign currency (gains) / losses	66	(22)
Loss on abandonment of assets	—	4,098
Loss on impairment of assets	123	—
Stock-based compensation	121,762	50
Changes in operating assets and liabilities:
Accounts receivable	(70,300)	344
Inventories	(74,621)	(93,944)
Prepaid expenses and other current assets	(421)	(43,069)
Deferred expenses	(13,128)	(61)
Other long-term assets	(5,944)	10
Accounts payable	5,856	69,091
Accrued expenses and other current liabilities	20,044	12,741
Deferred revenue	349,360	33,674
Other long-term liabilities	9,342	1,990
Net cash provided by (used in) operating activities	186,266	(96,729)
Cash flows from investing activities:
Purchases of property and equipment	(20,363)	(10,769)
Proceeds from maturity of marketable securities	50,000	—
Purchases of marketable securities	(301,097)	—
Net cash used in investing activities	(271,460)	(10,769)
Cash flows from financing activities:
Proceeds from issuance of Class A Common Units	—	—
Payment for taxes related to net share settlement of stock-based compensation awards	(11,713)	—
Net proceeds from issuance of common stock under employee stock purchase plan	987	—
Net proceeds from equity infusion from the Business Combination	—	384,672
Purchase of interest from non-controlling interest	—	(300,000)
Proceeds from exercise of warrants	—	277,776
Net cash provided by (used in) financing activities	(10,726)	362,448
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	93	78
Net increase (decrease) in cash, cash equivalents, and restricted cash	(95,827)	255,028
Cash, cash equivalents, and restricted cash — beginning of period	353,457	156,634
Cash, cash equivalents, and restricted cash — end of period	$257,630	$411,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Operations
SVF Investment Corp. 3, formerly known as SVF Investment III Corp. (“SVF 3” and, after the Domestication as described below, “Symbotic” or the “Company”), was a blank check company incorporated as a Cayman Islands exempted company on December 11, 2020. SVF 3 was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. Warehouse Technologies LLC (“Legacy Warehouse”), a New Hampshire limited liability company, was formed in December 2006 to make investments in companies that develop new technologies to improve operating efficiencies in modern warehouses. Symbotic LLC (“Symbotic US”), a technology company that develops and commercializes innovative technologies for use within warehouse operations and Symbotic Group Holdings, ULC (“Symbotic Canada”) were wholly owned subsidiaries of Legacy Warehouse. On December 12, 2021, (i) SVF 3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legacy Warehouse, Symbotic Holdings LLC, a Delaware limited liability company (“Symbotic Holdings”), and Saturn Acquisition (DE) Corp., a Delaware corporation and wholly owned subsidiary of SVF 3 (“Merger Sub”), and (ii) Legacy Warehouse entered into an Agreement and Plan of Merger (the “Company Merger Agreement”) with Symbotic Holdings.
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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the accounts of wholly owned and majority-owned subsidiaries and the ownership interest of the minority investor is recorded as a non-controlling interest in a subsidiary. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements and related notes thereto as of and for the year ended September 24, 2022. Except as noted below, there have been no material changes to the significant accounting policies during the nine month period ended June 24, 2023.
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
Presentation of Restricted Cash
Restricted cash consists of collateral required for a credit card processing program. The short-term or long-term classification is determined in accordance with the required amount of time the cash is to be held as collateral, which is short-term for less than 12 months, and long-term for greater than 12 months from the balance sheet date. As the cash is required to be held as collateral for a period which is greater than 12 months from June 24, 2023, it is presented in other long-term assets. The following table summarizes the end-of-period cash and cash equivalents from the Company’s Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	June 24, 2023	June 25, 2022
Cash and cash equivalents	$255,490	$411,662
Restricted cash classified in:
Other long-term assets	2,140	—
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$257,630	$411,662
Volume of Business
The Company has concentration in the volume of purchases it conducts with its suppliers. For the three and nine months ended June 24, 2023, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $63.7 million and $127.8 million, respectively. There were no suppliers that accounted for greater than 10% of total purchases for the three and nine months ended June 25, 2022.
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
The Company will cease to be an EGC on the date that is the earliest of (i) the end of the fiscal year in which total annual gross revenue exceeds $1.235 billion, (ii) the last day of the Company’s fiscal year following March 11, 2026 (the fifth anniversary of the date on which SVF 3 consummated the initial public offering of SVF 3), (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the preceding three-year period; or (iv) the end of the fiscal year in which the market value of the Company’s common stock held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter. As of the last business day of the most recently completed second fiscal quarter ended March 25, 2023, the market value of the Company’s common stock held by non-affiliates was approximately $517.3 million (based on the closing sales price of the Class A common stock on March 24, 2023 of $21.68), and therefore, the Company expects to continue to be an EGC as of the end of the current fiscal year ended September 30, 2023.

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

The following table summarizes the ownership of Symbotic Inc. stock for the three months ended June 24, 2023.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Beginning of period	61,283,689	494,013,115	555,296,804
Issuances	164,675	—	164,675
Exchanges	993,345	(993,345)	—
Cancellations	—	—	—
End of period	62,441,709	493,019,770	555,461,479	11.2%	88.8%	100%
The following table summarizes the ownership of Symbotic Inc. stock for the nine months ended June 24, 2023.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Beginning of period	57,718,836	496,170,413	553,889,249
Issuances	1,939,924	—	1,939,924
Exchanges	2,782,949	(2,782,949)	—
Cancellations	—	(367,694)	(367,694)
End of period	62,441,709	493,019,770	555,461,479	11.2%	88.8%	100%
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

Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	June 24, 2023	September 24, 2022
Accounts receivable	$73,696	$3,412
Unbilled accounts receivable	$91,696	$101,816
Contract liabilities	$775,083	$425,709
The change in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary, and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. During the nine months ended June 24, 2023 and June 25, 2022, the Company recognized $314.9 million and $305.7 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of June 24, 2023 was $12.0 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement with Walmart Inc. (“Walmart”) to implement Systems in all of Walmart’s 42 regional distribution centers. The definition of remaining performance obligations excludes: (i) any variable consideration, including future adjustments for inflation or deflation, and (ii) those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty. The Company expects to recognize approximately 12% of its remaining performance obligations as revenue in the next 12 months, approximately 80% of its remaining performance obligations as revenue within 5 years, and the remaining thereafter, which is dependent on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
Significant Customers
For the three and nine months ended June 24, 2023, there was one customer that individually accounted for 10% or more of total revenue. For the three and nine months ended June 25, 2022, there was one customer that accounted for 10% or more of total revenue. The following table represents this customer’s aggregate percent of total revenue for each of the three and nine month periods.

	Three Months Ended		Nine Months Ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
Customer A	89.2%	96.0%	87.3%	93.0%

At June 24, 2023, two customers accounted for over 10% of the Company’s accounts receivable balance, and three customers accounted for over 10% of the Company’s accounts receivable balance at September 24, 2022. The following table represents these customers’ aggregate percent of total accounts receivable. The symbol “n/a” indicates that such customer’s accounts receivable balance at the period indicated within the table did not exceed 10% of the Company’s accounts receivable balance.

	June 24, 2023	September 24, 2022
Customer A	73.9%	39.5%
Customer B	n/a	40.7%
Customer C	n/a	15.3%
Customer D	20.8%	n/a
Aggregate Percent of Total Accounts Receivable	94.7%	95.5%
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

The following table presents the balance sheet location of the Company’s operating leases (in thousands):

June 24, 2023
ROU assets:
Other long-term assets	$4,363

Lease Liabilities:
Accrued expenses and other current liabilities	$2,030
Other long-term liabilities	3,048
Total lease liabilities	$5,078
The following table presents maturities of the Company’s operating lease liabilities as of June 24, 2023, presented under ASC Topic 842 (in thousands):

June 24, 2023
Remaining fiscal year 2023	$581
Fiscal year 2024	2,348
Fiscal year 2025	2,050
Fiscal year 2026	567
Fiscal year 2027 and thereafter	—
Total future minimum payments	$5,546
Less: Implied interest	(468)
Total lease liabilities	$5,078
As of June 24, 2023, the weighted-average remaining lease term and the weighted-average incremental borrowing rate of the Company’s operating leases was approximately 2.6 years and 7.5%, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $1.7 million for the nine months ended June 24, 2023.
6. Inventories
Inventories at June 24, 2023 and September 24, 2022 consist of the following (in thousands):

	June 24, 2023	September 24, 2022
Raw materials and components	$164,569	$88,999
Finished goods	2,308	2,901
Total inventories	$166,877	$91,900
During the second quarter of fiscal year 2023, inventory impairment charges of $5.2 million were recorded resulting from management’s commitment to actions to restructure certain parts of the Company within the U.S. and Canada, as further described in Note 8, Severance Charges. These impairment charges were recorded within Systems Cost of Revenue in the Consolidated Statements of Operations. No additional charges were incurred during the third quarter of fiscal year 2023.
7. Property and Equipment
Property and equipment at June 24, 2023 and September 24, 2022 consists of the following (in thousands):

	June 24, 2023	September 24, 2022
Computer equipment and software, furniture and fixtures, and test equipment	$66,576	$45,818
Leasehold improvements	2,920	2,904
Total property and equipment	69,496	48,722
Less accumulated depreciation	(28,583)	(23,844)
Property and equipment, net	$40,913	$24,878

For the three and nine months ended June 24, 2023, depreciation expense was $1.5 million and $4.7 million, respectively. For the three and nine months ended June 25, 2022, depreciation expense was $1.3 million and $3.9 million, respectively.
8. Severance Charges
During the second quarter of fiscal year 2023, management committed to actions to restructure certain parts of the Company within the U.S. and Canada to better position the Company to become more agile in delivering its solutions through various outsourcing partnerships. As a result, certain headcount reductions were necessary, and the Company recognized less than $0.1 million and $2.3 million of expense associated with these actions, which is included within selling, general, and administrative expenses on the Consolidated Statements of Operations for the three and nine months ended June 24, 2023, respectively. The charges related to these actions are expected to be substantially completed within the fiscal year. The costs incurred related to employee severance are recorded as a liability when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these charges is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
The following table presents the activity related to the Company’s severance liability as of June 24, 2023 (in thousands). The Company did not have material severance activity for the period ended September 24, 2022.

June 24, 2023
Severance liability at September 25, 2022	$1,051
Severance charges	5,692
Cash paid and other	(5,458)
Severance liability at June 24, 2023	$1,285
9. Income Taxes
The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of Symbotic Holdings, LLC. The remaining share of Symbotic Holdings income or loss is non-taxable to the Company and is not reflected in current or deferred income taxes. The Company’s foreign subsidiaries are subject to income tax in their local jurisdictions.
The Company’s financial reporting predecessor, Legacy Warehouse, was a limited liability company that was treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income tax purposes. As a partnership, Legacy Warehouse was not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Legacy Warehouse was passed through to and included in the taxable income or loss of its members on a pro rata basis, subject to applicable tax regulations. No provision, except for certain foreign subsidiaries which are taxed in their respective foreign jurisdictions, was made in the consolidated financial statements for income taxes. Because Legacy Warehouse was the Company’s financial reporting predecessor and not subject to entity level income tax, and because its foreign subsidiaries had a full valuation allowance against their deferred tax assets, no current or deferred income tax provision or benefit was recorded for the three or nine months ended June 25, 2022.
For the three and nine months ended June 24, 2023, the Company recorded less than a $0.1 million current income tax expense and a $0.2 million current income tax expense, respectively. The Company incurred a pre-tax loss for the three and nine month periods and recorded a full valuation allowance against its deferred tax assets, but incurred state tax expense by Symbotic US at the flow-through entity level. The effective tax rate for the nine months ended June 24, 2023 is (0.15)% and differs from the federal statutory income tax rate primarily due to the flow-through entity level state taxes and the effect of the full valuation allowance against its net federal, state, and foreign deferred taxes.
As of June 24, 2023, the Company continues to conclude that the negative evidence regarding its ability to realize its deferred tax assets outweighs the positive evidence, and the Company has a full valuation allowance against its federal, state, and foreign net deferred tax assets. The Company has a history of cumulative pre-tax losses for the three previous fiscal years which it believes represents significant negative evidence in evaluating whether its deferred tax assets are realizable. Given these cumulative losses, lack of forecast history, the competitive environment, and uncertainty of general economic conditions, the Company does not believe it can rely on projections of future taxable income exclusive of reversing taxable temporary differences to support the realization of its deferred tax assets. In upcoming quarters, the Company will continue to evaluate both the positive and negative evidence surrounding its ability to realize its deferred tax assets.

Tax Receivable Agreement
As of June 24, 2023 future payments under the Tax Receivable Agreement (“TRA”) with respect to the purchase of Symbotic Holdings Units which occurred as part of or subsequent to the Business Combination are expected to be $127.0 million. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by the Company as a result of exchanges by its pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income or loss before taxes on the consolidated statement of operations in the period in which the change occurs. As of June 24, 2023, no TRA liability was recorded based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset.
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
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability
The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of June 24, 2023 and September 24, 2022 (in thousands):

	June 24, 2023				September 24, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$181,652	$—	$—	$181,652	$333,388	$—	$—	$333,388
U.S. Treasury securities	—	335,217	—	335,217	—	—	—	—
Total assets	$181,652	$335,217	$—	$516,869	$333,388	$—	$—	$333,388
The Company had no liabilities measured and recorded at fair value on a recurring basis as of June 24, 2023 and September 24, 2022.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At June 24, 2023, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
At June 24, 2023, the amortized cost of the Company’s U.S. Treasury securities is $331.2 million, with unrealized gains of $4.0 million and no unrealized losses, resulting in a fair value of $335.2 million. As applicable, when making the determination as to whether unrealized losses are other-than-temporary, the Company considers the length of time and extent to which each investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, and the time to maturity. Included in the amortized cost of $331.2 million is $78.7 million of cash and cash equivalents related to U.S. Treasury securities with an original maturity of three months or less.

11. Related Party Transactions
Insurance Coverage
Prior to the first quarter of fiscal year 2023, the Company was covered under the C&S Wholesale Grocers, Inc. (“C&S”) workers’ compensation, general liability, auto liability risk, and technology errors and omissions insurance which C&S managed through the utilization of high deductible insurance policies. C&S is an affiliate of the Company as the same individual, certain of his family members and certain affiliated entities and trusts of the individual and his family members, in the aggregate, control both entities. The Company paid $0.7 million and $1.7 million to C&S related to this insurance coverage during the three and nine months ended June 25, 2022. The amounts were expensed to operations as incurred.
Aircraft Time Sharing Agreement
In December 2021 and May 2022, the Company entered into aircraft time-sharing agreements with C&S whereby the Company’s officials, employees, and guests are permitted to use the two C&S aircrafts on an as-needed and as-available basis, with no minimum usage being required. As there is no defined period of time stated within these aircraft time-sharing agreements, the Company does not consider these to meet the definition of a lease, and as such, records payments in the period in which the obligation for the payment is incurred. For the three and nine months ended June 24, 2023, the Company incurred expense of $0.2 million and $0.6 million, respectively. For the three and nine months ended June 25, 2022, the Company incurred expense of $0.2 million related to these aircraft time-sharing agreements.
Usage of Facility and Employee Services
In the fourth quarter of fiscal year 2022, the Company entered into a license arrangement with C&S whereby C&S is providing receiving and logistics services for the Company within a C&S distribution facility. The arrangement also provides for C&S employees assisting with certain of the Company’s operations. For the three and nine months ended June 24, 2023, the Company incurred $1.0 million and $2.0 million, respectively, of expense related to this arrangement.
Customer Contracts
The Company has customer contracts with C&S relating to systems implementation, software maintenance services and the operations of a warehouse automation system. For the three and nine months ended June 24, 2023, revenue of $1.4 million and $14.1 million was recognized, respectively, relating to these customer contracts. For the three and nine months ended June 25, 2022, revenue of $0.9 million and $2.6 million was recognized, respectively, relating to these customer contracts. There were no accounts receivable due from C&S at June 24, 2023 and September 24, 2022. There was $9.5 million of deferred revenue relating to contracts with C&S at June 24, 2023 and $0.5 million of deferred revenue relating to contracts with C&S at September 24, 2022.
12. Commitments and Contingencies
Contingencies
Liabilities for any loss contingencies arising from claims, assessments, litigation, fines, penalties, and other matters are recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. As of June 24, 2023, the Company has made appropriate provisions related to such matters and does not believe that such matters will have a material adverse effect on the Company’s consolidated operations, financial position, or liquidity.
Indemnifications
In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of June 24, 2023 and September 24, 2022.

Warranty
The Company provides a limited warranty on its warehouse automation systems and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets.
Activity related to the warranty accrual is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
Balance at beginning of period	$12,416	$4,390	$9,004	$3,735
Provision	3,281	1,578	9,982	3,590
Warranty usage	(1,641)	(470)	(4,930)	(1,827)
Balance at end of period	$14,056	$5,498	$14,056	$5,498
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
Numerator - basic and diluted
Net loss	$(39,077)	$(32,875)	$(162,479)	$(85,831)
Less: Net loss attributable to Warehouse Technologies LLC unitholders prior to the Business Combination	—	(19,178)	—	(72,134)
Less: Net loss attributable to the noncontrolling interest post Business Combination	(34,730)	(12,383)	(144,821)	(12,383)
Net loss attributable to common stockholders	$(4,347)	$(1,314)	$(17,658)	$(1,314)
Denominator - basic and diluted
Weighted-average shares of Class A common shares outstanding	61,782,886	50,664,146	60,160,039	50,664,146
Loss per share of Class A common stock - basic and diluted	$(0.07)	$(0.03)	$(0.29)	$(0.03)
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
The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the RSUs, ESPP and Warrant Units. The average stock price for the three and nine months ended June 24, 2023 was $31.38 and $19.57, respectively. For the three months ended June 24, 2023, there were 8,772,211 and 10,812,360 potentially dilutive common stock equivalents related to the RSUs and Warrant Units, respectively. For the nine months ended June 24, 2023, there were 4,610,536, 7,758,999, and 550 potentially dilutive common stock equivalents related to the RSUs, Warrant Units, and ESPP, respectively.
14. Stock-Based Compensation and Warrant Units
Employee Stock Purchase Plan
On June 3, 2022, the Company’s stockholders approved, and on June 7, 2022, the Company’s board of directors adopted the 2022 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the issuance of up to a total of 1,266,604 shares of common stock to participating employees, and allows eligible employees to purchase shares of Class A Common Stock at a 15% discount from the fair market value of the stock as determined on specific dates, which are typically at six-month intervals. The offering periods for the ESPP generally start on the first trading day on or after January 1st and July 1st of each year. However, the first offering period for the ESPP commenced on the first trading day after October 1, 2022 and ended on December 31, 2022, with the second offering period commencing on the first trading day after January 1, 2023 and ending on June 30, 2023.
Stock-Based Compensation
The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended	Nine Months Ended
	June 24, 2023	June 24, 2023
RSUs (service-based and performance-based)	$36,666	$120,834
Employee stock purchase plan	333	928
Total stock-based compensation expense	$36,999	$121,762
Effect of stock-based compensation expense on income by line item (in thousands):

	Three Months Ended	Nine Months Ended
	June 24, 2023	June 24, 2023
Cost of revenue, Systems	$10	$26
Cost of revenue, Software maintenance and support	1,302	1,397
Cost of revenue, Operation services	2,820	3,462
Research and development	16,220	54,805
Selling, general, and administrative	16,647	62,072
Total stock-based compensation expense	$36,999	$121,762
Warrant Units
On May 20, 2022, in connection with its entry into the 2nd Amended and Restated Master Automation Agreement, the Company issued Walmart a warrant to acquire up to an aggregate of 258,972 Legacy Warehouse Class A Units (“May 2022 Warrant”), subject to certain vesting conditions. The May 2022 Warrant had a grant date fair value of $224.45. In connection with the closing of the Business Combination, the May 2022 Warrant was converted into a new warrant to acquire up to an aggregate of 15,870,411 common units of Symbotic Holdings (“June 2022 Warrant” and, the common units of Symbotic Holdings issuable thereunder, the “Warrant Units”). As of June 24, 2023, the June 2022 Warrant had vested, as the installation commencement date for certain Systems which the Company is installing in Walmart’s 42 regional distribution centers had occurred. Upon this vesting, units may be acquired at an exercise price of $10.00 per unit. The Warrant Units contain customary anti-dilution, down-round, and change-in-control provisions. The right to purchase units in connection with the June 2022 Warrant expires on June 7, 2027.

15. Segment and Geographic Information
The Company operates as one operating segment. Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region for the three and nine months ended June 24, 2023 and June 25, 2022 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
United States	$310,946	$174,699	$782,328	$346,329
Canada	891	853	2,675	2,571
Total revenue	$311,837	$175,552	$785,003	$348,900
Percentage of revenue generated outside of the United States	—%	—%	—%	1%
Total property and equipment, net by geographical region at June 24, 2023 and at September 24, 2022 are as follows (in thousands):

	June 24, 2023	September 24, 2022
United States	$40,003	$23,640
Canada	910	1,238
Total property and equipment, net	$40,913	$24,878
Percentage of property and equipment, net held outside of the United States	2%	5%
16. Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Other than as described in these condensed consolidated financial statements and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.
On July 23, 2023, the Company, New Symbotic Holdings, and Symbotic US (collectively, the “Symbotic Group”), entered into a Framework Agreement (the “Framework Agreement”) with Sunlight Investment Corp., a Delaware corporation (“Sunlight”), SVF II Strategic Investments AIV LLC, a Delaware limited liability company (“SVF” and, together with Sunlight, “SoftBank”), and GreenBox Systems LLC, a Delaware limited liability company (“GreenBox”), related to the formation of GreenBox as a strategic joint venture between the Symbotic Group and SoftBank, the entry into a Limited Liability Company Agreement of GreenBox and Master Services, License and Equipment Agreement (the “Commercial Agreement”) and issuance of a warrant to purchase Class A Common Stock of Symbotic (the “GreenBox Warrant”).
GreenBox was established on July 21, 2023, and will build and automate supply chain networks globally by operating and financing the Company’s advanced A.I. and automation technology for the warehouse. Symbotic Holdings and Sunlight own 35% and 65% of GreenBox respectively. On July 23, 2023, GreenBox entered into a Commercial Agreement with Symbotic US with respect to the purchase of Symbotic’s automated case handling systems.
Contemporaneously with entry into the Framework Agreement, The RBC Millennium Trust and the Richard B. Cohen Revocable Trust (the “RC Entities”) entered into a stock purchase agreement with SVF (the “Stock Purchase Agreement”), pursuant to which, on July 25, 2023, the RC Entities sold 17,825,312 shares of Class A Common Stock of the Company to SVF for an aggregate of $500 million.
Each of the GreenBox Warrant, Framework Agreement, Commercial Agreement and Stock Purchase Agreement has been field as exhibits 4.1 and 10.1 through 10.3, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

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
Income Taxes
We are subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to our allocable share of any taxable income or loss of Symbotic Holdings. For the three and nine months ended June 24, 2023, we recorded less than a $0.1 million current income tax expense and a $0.2 million current income tax expense, respectively. We incurred a pre-tax loss for the period and recorded a full valuation allowance against our deferred tax assets, but have state income tax expense incurred by Symbotic US at the flow-through entity level. Prior to the Business Combination, Legacy Warehouse was treated as a pass-through entity for tax purposes and had certain foreign subsidiaries. No income tax expense was recorded for the three or nine months ended June 25, 2022 due to Legacy Warehouse’s pass-through status and foreign subsidiaries having a full valuation allowance against their deferred tax assets.
Recent Developments
Strategic and Organizational Update
During the second quarter of fiscal year 2023, we committed to actions to restructure certain parts of the Company within the U.S. and Canada to better position us to become more agile in delivering our solutions through various outsourcing partnerships. As a result, certain headcount reductions were necessary, and we recognized $2.3 million of severance charges, $5.3 million of inventory impairment charges, and $0.1 million of property and equipment impairment charges associated with these actions for the period ended March 25, 2023. In addition, we incurred $0.7 million of severance charges related to other employee headcount reductions.
On July 23, 2023, the Company, New Symbotic Holdings, and Symbotic US (collectively, the “Symbotic Group”), entered into a Framework Agreement (the “Framework Agreement”) with Sunlight Investment Corp., a Delaware corporation

(“Sunlight”), SVF II Strategic Investments AIV LLC, a Delaware limited liability company (“SVF” and, together with Sunlight, “SoftBank”), and GreenBox Systems LLC, a Delaware limited liability company (“GreenBox”), related to the formation of GreenBox as a strategic joint venture between the Symbotic Group and SoftBank, the entry into a Limited Liability Company Agreement of GreenBox and Master Services, License and Equipment Agreement (the “Commercial Agreement”) and issuance of a warrant to purchase Class A Common Stock of Symbotic (the “GreenBox Warrant”).
GreenBox was established on July 21, 2023, and will build and automate supply chain networks globally by operating and financing the Company’s advanced A.I. and automation technology for the warehouse. Symbotic Holdings and Sunlight own 35% and 65% of GreenBox respectively. On July 23, 2023, GreenBox entered into a Commercial Agreement with Symbotic US with respect to the purchase of Symbotic’s automated case handling systems.
Contemporaneously with entry into the Framework Agreement, The RBC Millennium Trust and the Richard B. Cohen Revocable Trust (the “RC Entities”) entered into a stock purchase agreement with SVF (the “Stock Purchase Agreement”), pursuant to which, on July 25, 2023, the RC Entities sold 17,825,312 shares of Class A Common Stock of the Company to SVF for an aggregate of $500 million.
Each of the GreenBox Warrant, Framework Agreement, Commercial Agreement and Stock Purchase Agreement has been field as exhibits 4.1 and 10.1 through 10.3, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.
Results of Operations for the Three and Nine Months Ended June 24, 2023 and June 25, 2022
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended		For the Nine Months Ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
	(in thousands)
Revenue:
Systems	$302,350	$169,503	$757,854	$330,297
Software maintenance and support	1,768	862	4,466	2,802
Operation services	7,719	5,187	22,683	15,801
Total revenue	311,837	175,552	785,003	348,900
Cost of revenue:
Systems	244,660	136,015	618,651	264,475
Software maintenance and support	3,603	1,269	7,380	3,224
Operation services	10,665	6,724	28,022	18,283
Total cost of revenue	258,928	144,008	654,053	285,982
Gross profit	52,909	31,544	130,950	62,918
Operating expenses:
Research and development expenses	48,845	35,140	149,251	80,679
Selling, general, and administrative expenses	46,073	29,435	150,994	68,306
Total operating expenses	94,918	64,575	300,245	148,985
Operating loss	(42,009)	(33,031)	(169,295)	(86,067)
Other income, net	2,937	156	7,055	236
Loss before income tax	(39,072)	(32,875)	(162,240)	(85,831)
Income tax expense	(5)	—	(239)	—
Net loss	$(39,077)	$(32,875)	$(162,479)	$(85,831)

	For the Three Months Ended		For the Nine Months Ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
Revenue:
Systems	97%	97%	97%	95%
Software maintenance and support	1	—	1	1
Operation services	2	3	3	5
Total revenue	100	100	100	100
Cost of revenue:
Systems	78	77	79	76
Software maintenance and support	1	1	1	1
Operation services	3	4	4	5
Total cost of revenue	83	82	83	82
Gross profit	17	18	17	18
Operating expenses:
Research and development expenses	16	20	19	23
Selling, general, and administrative expenses	15	17	19	20
Total operating expenses	30	37	38	43
Operating loss	(13)	(19)	(22)	(25)
Other income, net	1	—	1	—
Loss before income tax	(13)	(19)	(21)	(25)
Income tax expense	—	—	—	—
Net loss	(13)%	(19)%	(21)%	(25)%
Percentages are based on actual values. Totals may not sum due to rounding.
Three and Nine Months Ended June 24, 2023 Compared to the Three and Nine Months Ended June 25, 2022
Revenue

	For the Three Months Ended		Change
	June 24, 2023	June 25, 2022	Amount	%
	(dollars in thousands)
Systems	$302,350	$169,503	$132,847	78%
Software maintenance and support	1,768	862	906	105%
Operation services	7,719	5,187	2,532	49%
Total revenue	$311,837	$175,552	$136,285	78%

Systems revenue increased during the three months ended June 24, 2023 as compared to the three months ended June 25, 2022 due to there being 33 system deployments in progress during the fiscal quarter ending June 24, 2023 as compared to 13 system deployments in progress in the same quarter of fiscal 2022. The increase resulting from the deployments of our warehouse automation system is primarily due to the ongoing Master Automation Agreement with Walmart, for which we are performing the installation and implementation of our warehouse automation system within all of Walmart’s 42 regional distribution centers, and which is expected to continue to produce systems revenue as the warehouse automation systems are installed and implemented at the remaining regional distribution centers through fiscal year 2028.
The increase in software maintenance and support revenue is due to there being three additional sites under software maintenance and support contracts for the three months ended June 24, 2023 as compared to the three months ended June 25, 2022.
The increase in operation services revenue is attributable to an increase in sites where we are performing operation services during the three months ended June 24, 2023 as compared to the three months ended June 25, 2022.

	For the Nine Months Ended		Change
	June 24, 2023	June 25, 2022	Amount	%
	(dollars in thousands)
Systems	$757,854	$330,297	$427,557	129%
Software maintenance and support	4,466	2,802	1,664	59%
Operation services	22,683	15,801	6,882	44%
Total revenue	$785,003	$348,900	$436,103	125%
Systems revenue increased during the nine months ended June 24, 2023 as compared to the nine months ended June 25, 2022 due to there being 33 system deployments in progress during the fiscal quarter ending June 24, 2023 as compared to 13 system deployments in progress in the same quarter of fiscal 2022. The increase resulting from the deployments of our warehouse automation system is primarily due to the ongoing Master Automation Agreement with Walmart, for which we are performing the installation and implementation of our warehouse automation system within all of Walmart’s 42 regional distribution centers, and which is expected to continue to produce systems revenue as the warehouse automation systems are installed and implemented at the remaining regional distribution centers through fiscal year 2028.
The increase in software maintenance and support revenue is due to there being three additional sites under software maintenance and support contracts for the nine months ended June 24, 2023 as compared to the nine months ended June 25, 2022.
The increase in operation services revenue is attributable to an increase in sites where we are performing operation services during the nine months ended June 24, 2023 as compared to the nine months ended June 25, 2022.
Gross Profit
The following table sets forth our gross profit for the three months ended June 24, 2023 and June 25, 2022:

	For the Three Months Ended		Change
	June 24, 2023	June 25, 2022	Amount
	(in thousands)
Systems	$57,690	$33,488	$24,202
Software maintenance and support	(1,835)	(407)	(1,428)
Operation services	(2,946)	(1,537)	(1,409)
Total gross profit	$52,909	$31,544	$21,365

Systems gross profit increased $24.2 million during the three months ended June 24, 2023 as compared to the three months ended June 25, 2022 from $33.5 million to $57.7 million. The increase in Systems gross profit resulted from there being 33 system deployments in progress during the fiscal quarter ending June 24, 2023 as compared to 13 system deployments in progress in the same quarter of fiscal 2022.
For the three months ended June 24, 2023, software maintenance and support gross profit decreased $(1.4) million from the same three month period in fiscal 2022 from $(0.4) million to $(1.8) million. The decrease in software maintenance and support gross profit is attributable to an increased cost for the three months ended June 24, 2023 associated with an increase in headcount within our technical support team to appropriately support the expected rapid growth of our business.
For the three months ended June 24, 2023, operation services gross profit decreased $(1.4) million from the same period in fiscal 2022 from $(1.5) million to $(2.9) million. The decrease in operation services gross profit is driven by increased cost due to additional operation services personnel needed at one of our customer sites.

The following table sets forth our gross profit for the nine months ended June 24, 2023 and June 25, 2022:

	For the Nine Months Ended		Change
	June 24, 2023	June 25, 2022	Amount
	(in thousands)
Systems	$139,203	$65,822	$73,381
Software maintenance and support	(2,914)	(422)	(2,492)
Operation services	(5,339)	(2,482)	(2,857)
Total gross profit	$130,950	$62,918	$68,032
Systems gross profit increased $73.4 million during the nine months ended June 24, 2023 as compared to the nine months ended June 25, 2022 from $65.8 million to $139.2 million. The increase in Systems gross profit resulted from there being 33 system deployments in progress during the fiscal quarter ending June 24, 2023 as compared to 13 system deployments in progress in the same quarter of fiscal 2022. Systems gross profit for the nine months ended June 24, 2023 was impacted by inventory impairment charges of $5.2 million resulting from management’s commitment to actions to restructure certain parts of the Company within the U.S. and Canada.
For the nine months ended June 24, 2023, software maintenance and support gross profit decreased $(2.5) million from the same nine month period in fiscal 2022 from $(0.4) million million to $(2.9) million. The decrease in software maintenance and support gross profit is attributable to an increased cost for the nine months ended June 24, 2023 associated with an increase in headcount within our technical support team to appropriately support the expected rapid growth of our business.
For the nine months ended June 24, 2023, operation services gross profit decreased $(2.9) million from the same period in fiscal 2022 from $(2.5) million to $(5.3) million. The decrease in operation services gross profit is driven by increased cost due to additional operation services personnel needed at one of our customer sites.
Research and Development Expenses

	For the Three Months Ended		Change
	June 24, 2023	June 25, 2022	Amount	%
	(dollars in thousands)
Research and development	$48,845	$35,140	$13,705	39%
Percentage of total revenue	16%	20%

The increase in research and development expenses for the three months ended June 24, 2023 as compared to the three months ended June 25, 2022 is due to the following:

Change
(in thousands)
Employee-related costs	$17,730
Prototype-related costs, allocated overhead expenses, and other	(4,025)
$13,705

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
The decrease in prototype-related costs, allocated overhead expenses, and other during the three months ended June 24, 2023 as compared to the three months ended June 25, 2022 is primarily due to a decrease in prototype expenses related to our Omni-Channel platform, which was developed in 2022 and went into production during the first fiscal period of 2023.

	For the Nine Months Ended		Change
	June 24, 2023	June 25, 2022	Amount	%
	(dollars in thousands)
Research and development	$149,251	$80,679	$68,572	85%
Percentage of total revenue	19%	23%
The increase in research and development expenses for the nine months ended June 24, 2023 as compared to the nine months ended June 25, 2022 is due to the following:

Change
(in thousands)
Employee-related costs	$75,380
Prototype-related costs, allocated overhead expenses, and other	(6,808)
$68,572
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
The decrease in prototype-related costs, allocated overhead expenses, and other during the nine months ended June 24, 2023 as compared to the nine months ended June 25, 2022 is due to a decrease in prototype expenses related to our Omni-Channel platform, which was developed in 2022 and went into production during the first fiscal period of 2023.
Selling, General, and Administrative Expenses

	For the Three Months Ended		Change
	June 24, 2023	June 25, 2022	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$46,073	$29,435	$16,638	57%
Percentage of total revenue	15%	17%

The increase in selling, general, and administrative expenses for the three months ended June 24, 2023 as compared to the three months ended June 25, 2022 is due to the following:

Change
(in thousands)
Employee-related costs	$11,885
Allocated overhead expenses and other	4,753
$16,638

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

	For the Nine Months Ended		Change
	June 24, 2023	June 25, 2022	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$150,994	$68,306	$82,688	121%
Percentage of total revenue	19%	20%
The increase in selling, general, and administrative expenses for the nine months ended June 24, 2023 as compared to the nine months ended June 25, 2022 is due to the following:

Change
(in thousands)
Employee-related costs	$70,068
Allocated overhead expenses and other	12,620
$82,688
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
Allocated overhead and other expenses increased due to an increase in information technology related costs attributable to the increase in employee headcount year over year as well as an increase attributable to growth of our cybersecurity infrastructure. As a result of becoming a public company upon the closing of the Business Combination, we have incurred higher audit and tax related expenses for the nine months ended June 24, 2023 as compared to the nine months ended June 25, 2022.
Other income, net

	For the Three Months Ended		Change
	June 24, 2023	June 25, 2022	Amount	%
	(dollars in thousands)
Other income, net	$2,937	$156	$2,781	1783%
Percentage of total revenue	1%	—%

The increase in other income, net for the three months ended June 24, 2023 as compared to the three months ended June 25, 2022 was due to higher interest earned on invested cash balances and marketable securities as a result of increased interest rates.

	For the Nine Months Ended		Change
	June 24, 2023	June 25, 2022	Amount	%
	(dollars in thousands)
Other income, net	$7,055	$236	$6,819	2889%
Percentage of total revenue	1%	—%
The increase in other income, net for the nine months ended June 24, 2023 as compared to the nine months ended June 25, 2022 was due to higher interest earned on invested cash balances and marketable securities as a result of increased interest rates.

Income Taxes

	For the Three Months Ended		Change
	June 24, 2023	June 25, 2022	Amount	%
(dollars in thousands)
Income tax benefit (expense)	$(5)	$—	$(5)	100%
Percentage of total revenue	—%	—%
We incurred a current income tax expense of less than $0.1 million for the three months ended June 24, 2023 related to state income taxes. No such income tax benefit or expense was incurred for the three months ended June 25, 2022.

	For the Nine Months Ended		Change
	June 24, 2023	June 25, 2022	Amount	%
(dollars in thousands)
Income tax benefit (expense)	$(239)	$—	$(239)	100%
Percentage of total revenue	—%	—%
We incurred a current income tax expense of $0.2 million for the nine months ended June 24, 2023 related to state income taxes. No such income tax benefit or expense was incurred for the nine months ended June 25, 2022.
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
•Business Combination transaction expenses – Business Combination transaction expenses represent the expenses incurred solely related to the Business Combination, which we completed on June 7, 2022. It primarily includes investment banker fees, legal fees, professional fees for accountants, transaction fees, advisory fees, due diligence costs, certain other professional fees, and other direct costs associated with strategic activities. These amounts are impacted by the timing of the Business Combination. We exclude Business Combination transaction expenses from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts vary significantly based on the magnitude of the Business Combination transaction and do not reflect our core operations.
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
The following table reconciles GAAP net loss to Adjusted EBITDA for the three and nine months ended June 24, 2023 and June 25, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
Net loss	$(39,077)	$(32,875)	$(162,479)	$(85,831)
Interest income	(2,974)	(178)	(7,199)	(204)
Income tax expense	5	—	239	—
Depreciation and amortization	1,621	1,426	4,996	4,200
Stock-based compensation	37,068	8,967	123,147	10,130
Business Combination transaction expenses	—	869	—	2,400
CEO transition charges	—	—	2,026	—
Restructuring charges	—	—	8,373	—
Adjusted EBITDA	$(3,357)	$(21,791)	$(30,897)	$(69,305)
We define adjusted gross profit, a non-GAAP financial measure, as GAAP gross profit excluding the following items: depreciation, stock-based compensation, and restructuring charges. The following table reconciles GAAP gross profit to Adjusted gross profit for the three and nine months ended June 24, 2023 and June 25, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	June 24, 2023	June 25, 2022	June 24, 2023	June 25, 2022
Gross profit	$52,909	$31,544	$130,950	$62,918
Depreciation	178	89	553	243
Stock-based compensation	4,124	—	4,895	—
Restructuring charges	—	—	5,240	—
Adjusted gross profit	$57,211	$31,633	$141,638	$63,161

Gross profit margin	17.0%	18.0%	16.7%	18.0%
Adjusted gross profit margin	18.3%	18.0%	18.0%	18.1%
Liquidity and Capital Resources
As of June 24, 2023, our principal sources of liquidity were cash received from our historical equity raises, net proceeds received related to the Business Combination, and cash received from customers upon the inception and continuation of contracts to install customer Systems.

The following table shows net cash provided by (used in) operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the nine months ended June 24, 2023 and June 25, 2022:

	Nine Months Ended
	June 24, 2023	June 25, 2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$186,266	$(96,729)
Investing activities	$(271,460)	$(10,769)
Financing activities	$(10,726)	$362,448
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
Net cash provided by operating activities was $186.3 million during the nine months ended June 24, 2023. Net cash provided by operating activities was primarily due to our net loss of $162.5 million adjusted for non-cash items of $128.6 million, primarily consisting of $6.6 million depreciation and amortization and $121.8 million stock-based compensation, offset by cash provided by operating assets and liabilities of $220.2 million. Cash provided by operating assets and liabilities of $220.2 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers, an increase in inventory purchases for the nine months ended June 24, 2023 as we purchase additional inventory in order to meet our installation timeline for our customers’ upcoming warehouse automation system installations in connection with the Walmart Master Automation Agreement and other customer contracts, as well as an increase in deferred revenue for the nine months ended June 24, 2023 resulting from an increase in the number of active system installation projects.
Net cash used in operating activities was $(96.7) million during the nine months ended June 25, 2022. Net cash used in operating activities was due to our net loss of $85.8 million adjusted for non-cash items of $8.3 million, primarily consisting of $4.2 million depreciation and amortization and $4.1 million loss on abandonment of assets, as well as cash used in operating assets and liabilities of $19.2 million. Cash used in operating assets and liabilities of $19.2 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers, as well as an increase in inventory purchases for the nine months ended June 25, 2022 as we purchase additional inventory in order to meet our installation timeline for our customers’ upcoming warehouse automation system installations in connection with the Walmart Master Automation Agreement and other customer contracts.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases, as well as purchases of marketable securities.
Net cash and cash equivalents used in investing activities during the nine months ended June 24, 2023 consisted of $20.4 million of purchased property and equipment. Additionally, during the nine months ended June 24, 2023, we purchased U.S. Treasury securities for $301.1 million, and received proceeds of $50.0 million upon the maturity of certain U.S. Treasury securities.
Net cash and cash equivalents used in investing activities during the nine months ended June 25, 2022 consisted of $10.8 million of purchased property and equipment.
Financing Activities
Our financing activities have consisted of payments and proceeds related to our equity incentive plans for both RSUs and ESPP, as well as proceeds from the exercise of the vested warrants issued to Walmart and the equity infusion from our Business Combination, offset by the purchase of interest from the noncontrolling interest.

During the nine months ended June 24, 2023, we incurred a payment of $11.7 million for the taxes related to the net share settlement of stock-based compensation awards. We also received proceeds of $1.0 million from the issuance of common stock under the ESPP upon the expiration of the first offering period which occurred at the end of December 2022.
In connection with the Business Combination, for the nine months ended June 25, 2022 we received net proceeds of $384.7 million, and purchased Common Units in New Symbotic Holdings from an affiliated entity of the Symbotic founder for $300.0 million. Additionally, during the nine months ended June 25, 2022, Walmart gross exercised vested warrant units for $277.8 million. As a result of this gross exercise, 714,022 shares of Legacy Warehouse Class A Common Units were then issued to Walmart. In connection with the Business Combination, the Class A Common Units attributable to Walmart’s warrant exercise converted into units in Symbotic Holdings and Symbotic Inc. Class V-1 Common Stock.
Contractual Obligations and Commitments and Liquidity Outlook
We have historically been able to generate positive cash flow from operations, which has funded our operating activities and other cash requirements and has resulted in a cash and cash equivalents balance of $255.5 million and short-term available for sale marketable securities balance of $255.4 million as of June 24, 2023. Our cash requirements for the nine months ended June 24, 2023 were primarily related to capital expenditures and inventory purchases in order to deliver to our customers our warehouse automation systems in an orderly manner in line with our installation timeline.
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
The following table summarizes our current and long-term material cash requirements as of June 24, 2023 for our vendor commitments:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Vendor commitments	$1,166,060	$1,052,819	$110,919	$2,322	$—
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended June 24, 2023 as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended September 24, 2022, which are included within the Annual Report on Form 10-K filed with the SEC on December 9, 2022.
Off-Balance Sheet Arrangements
As of June 24, 2023, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 24, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
During the period covered by this report, with the assistance of a third-party internal audit service provider, we established a new internal audit function led by an internal audit director, hired in February 2023. The new internal audit director reports to our Audit Committee and has been charged with the responsibility of improving the overall effectiveness of the control environment and developing the new internal audit function. In addition, the internal audit director will be responsible for overseeing our ongoing evaluation of internal control over financial reporting, which will include documenting the existing business processes, determining the gaps in the existing system of internal control, and recommending improvements to the business processes. The internal audit director will also establish a mechanism to monitor the effectiveness of internal controls on an ongoing basis.
Changes in Internal Control over Financial Reporting
Except as set forth below, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 24, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
During the period covered by this report, we, with the assistance of a third-party internal audit service provider, established a new internal audit function (as described in Item 4, “Evaluation of Disclosure Controls and Procedures”).
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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a detailed discussion of these risks, please see the section in our Annual Report on Form 10-K filed with the SEC on December 9, 2022 titled “Risk Factors”. Any of the matters highlighted in those risk factors and the risk factor below could adversely affect our business, results of operations and financial condition.

We may fail to realize anticipated benefits of the GreenBox Transaction, or it may disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.
The GreenBox Transaction is expected to be material to our financial condition and results of operations. We may be unable to obtain the benefits, avoid the difficulties and risks of such transaction, or it may take us longer than expected to fully realize the anticipated benefits and synergies of the GreenBox Transaction, and those benefits and synergies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results.
The GreenBox Transaction may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities, and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders and the interests of holders of our indebtedness.
In addition, we cannot assure you that the GreenBox Transaction will lead to the successful development of new or enhanced products and services or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable. Further, we may also choose to divest certain businesses or product lines that no longer fit with our strategic objectives. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, the terms of such potential transactions may expose the Company to ongoing obligations and liabilities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference into this Report.

Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
4.1	Warrant to Purchase Class A Common Stock, between Symbotic Inc. and Sunlight Investment Corp., dated as of July 23, 2023.	8-K	4.1	7/24/2023
10.1*++	Framework Agreement, by and among Symbotic Inc., Symbotic Holdings LLC, Symbotic LLC, Sunlight Investment Corp., SVF II Strategic Investments AIV LLC and GreenBox Systems LLC, dated as of July 23, 2023.	8-K	10.1	7/24/2023
10.2*++	Limited Liability Company Agreement of GreenBox Systems LLC, by and among GreenBox Systems LLC, Symbotic Holdings LLC and Sunlight Investment Corp., dated as of July 23, 2023.	8-K	10.2	7/24/2023
10.3*++	Master Services, License and Equipment Agreement, by and between GreenBox Systems LLC and Symbotic LLC, dated as of July 23, 2023.	8-K	10.3	7/24/2023
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 1.01 of Form 8-K and Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
++	Certain confidential information contained in this document, marked by brackets and asterisks, has been omitted pursuant to Item 1.01 of Form 8-K and Item 601(b)(10)(iv) of Regulation S-K, because the Company customarily and actually treats such information as private or confidential and the omitted information is not material.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2023

Symbotic Inc.

By:	/s/ Thomas Ernst
Name:	Thomas Ernst
Title:	Chief Financial Officer and Treasurer