Form 10-K
period 2023-09-30
Symbotic Inc.
filed 2023-12-11
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☑
As of March 25, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common equity of the registrant held by non-affiliates was approximately $517 million (based on the closing sales price of the Class A common stock on March 24, 2023 of $21.68).
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
As of December 5, 2023, the following shares of common stock were outstanding:
83,718,573 shares of Class A common stock, par value $0.0001 per share
65,991,247 shares of Class V-1 common stock, par value $0.0001 per share
407,528,941 shares of Class V-3 common stock, par value $0.0001 per share
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 30, 2023. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

Symbotic Inc.

i

As used in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “Symbotic” and the “Company” refer to Symbotic Inc., a Delaware corporation, and its consolidated subsidiaries following the effective time of the business combination between SVF and Symbotic (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated December 12, 2021 (the “Merger Agreement”), by and among SVF, Warehouse Technologies LLC, Symbotic Holdings LLC and Saturn Acquisition (DE) Corp. that closed on June 7, 2022. Unless the context otherwise requires, references to “SVF” refer to SVF Investment Corp. 3, a Delaware corporation, prior to the effective time of the Merger Agreement, and references to “Warehouse” refer to Warehouse Technologies LLC. (currently known as Symbotic Holdings LLC.), prior to the effective time of the Merger Agreement.

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
•realize the benefits expected from the GreenBox joint venture;
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
Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Certain of these risks are identified and discussed in other sections of this Annual Report on Form 10-K, including Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned not to place undue reliance on these forward-looking statements because of their inherent uncertainty and to appreciate the limited purposes for which they are being used by management. While we believe that the assumptions and expectations reflected in the forward-looking statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct.
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
Annualized, projected and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.

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
Symbotic was established to develop technologies to improve operating efficiencies in modern warehouses. Significant funds and resources have been devoted to date in developing the Symbotic platform and related applications, to create complete systems with the ability to fundamentally change how the supply chain functions. Symbotic’s intellectual property is protected by a portfolio of over 575 issued and/or pending patents.
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
Our systems are actively deployed in the warehouses of a number of the world’s largest retailers including Walmart, Albertsons, Target, Giant Tiger, and C&S Wholesale Grocers, which is one of the largest grocery wholesalers in the United States and an affiliate of Symbotic. We have spent significant time working closely with our customers to develop, test, and refine our technology, and our success has translated into approximately $23.3 billion of backlog as of September 30, 2023 to deliver systems from 2023 through 2029, of which approximately $6.1 billion was added to our backlog on May 20, 2022 when we amended and restated the Walmart MAA as described below in “—Customers—Walmart” and approximately $11.5 billion was added to our backlog on July 23, 2023 when we entered into a master services, license and equipment agreement with GreenBox as described below in “—Customers —GreenBox.”
We believe the potential market opportunity for our systems is large and expanding. We are initially targeting the ten largest brick-and-mortar companies across five verticals: general merchandise, ambient grocery, ambient food distribution, consumer packaged food, and apparel. Based on identified North American warehouses of the ten largest companies in each of these five verticals, we believe that our strategically addressed market opportunity is approximately $144 billion. When considering deeper penetration in our initial verticals, adding additional adjacent verticals, and entering the European market, we believe our total addressable market increases to $432 billion.
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
Mr. Cohen has built a team of experienced board members and executives with a diverse range of technology expertise acquired at industry leading companies and institutions such as Amazon.com, Fortna, Intuit, Manhattan Associates, MIT, Netezza, RealPage, SoftBank, Staples, The Boeing Company, Tesla and Walmart.
Unique Team Culture
Our team has harnessed first principles thinking to help us understand complex systems like supply chains and automation in simple, elemental ways. This approach unburdens our creativity from the constraints of legacy problem solving. First principles thinking also leads us to constantly question our established approaches to problems, freeing us to invent new technologies to improve the supply chain. Approximately half of the Symbotic team is composed of software, mechanical, electrical, and systems engineers and scientists who have been conducting research and development focused on our core technology. As a result, we have developed or created a significant amount of intellectual property protecting our core technology, including a patent portfolio with over 575 patent filings.
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
Remaining Performance Obligations (“Backlog”)
As of September 30, 2023, Symbotic had approximately $23.3 billion of backlog of orders from its customers, of which approximately 8% is expected to be recognized as revenue in fiscal year 2024.
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
Our Market Opportunity
We define our primary strategically addressed market as the total potential spend on our systems over the next 15 years for U.S. warehouses in the general merchandise, ambient grocery, ambient food distribution, consumer packaged food, and apparel verticals. We estimate the size of our initial strategically addressed market to be $144 billion based on the number of warehouses in each of those verticals, our estimates of the percent of warehouses in each vertical that are addressable, and the expected average price of our system and associated recurring revenue.
We estimate that there is an additional $124 billion in market opportunity from our secondary verticals (non-food consumer packaged goods, home improvement, auto parts, third-party logistics, and refrigerated and frozen foods).
Over time we plan to expand beyond our primary and secondary target verticals, into additional verticals such as pharmaceuticals and electronics. To capture the size of this broader market opportunity, we estimate the size of these additional verticals in the United States at an additional $53 billion (using the same methodology we use for our primary and secondary verticals).

We also plan to expand to Canada and Europe, so we define our total addressable market as our total U.S. market opportunity of $321 billion plus our market opportunity in Canada and Europe, which we estimate to be an additional $111 billion. This implies a total addressable market of $432 billion. To estimate our market opportunity in foreign countries, we currently exclude Asia, but for the remaining countries we assume the number of warehouses in each country relative to the number of warehouses in the U.S. is proportionate to their relative GDPs. We then multiply the resulting number of warehouses by our estimate for the percent of those warehouses that are addressable and by our estimate for the average price of our system and associated recurring revenue outside the U.S.
The GreenBox joint venture was established to serve the needs for outsourced case handling. Generally known as third party logistics, our focus is on the Warehouse-as-a-Service (WaaS) market. The WaaS market has witnessed significant growth in recent years, driven by the increasing demand for flexible and scalable warehousing solutions across various industries. As businesses focus on optimizing their supply chain operations, WaaS has emerged as a strategic alternative to captive warehouses, offering on-demand access to warehouse facilities, advanced inventory management systems, and technology-driven logistics solutions that benefit from automation and artificial intelligence. Our analysis of the WaaS market highlights the potential for sustained growth, underpinned by the rise of globalization, outsourcing, e-commerce, and the evolving preferences of businesses seeking cost-effective and agile warehousing solutions.
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
•WaaS: We have started to address the WaaS market and intend to address the WaaS market through our GreenBox joint venture, which we believe is positioned to leverage our expertise and the technology of the Symbotic system, to capture opportunities, meet evolving customer needs, and drive sustainable value for our shareholders.
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
Customers
Customer Base
We have a strong blue chip customer base that includes some of the world’s largest retailers and wholesale grocers, including Walmart, Albertsons, AFS, our affiliate, C&S Wholesale Grocers, Giant Tiger, GreenBox, Target, and UNFI.
Walmart
We have worked with Walmart since 2015 and entered into the initial Walmart MAA in 2017 and restated and amended that agreement in January 2019. On April 30, 2021, we amended the Walmart MAA to expand our commercial relationship with Walmart and the scope of the Walmart MAA to the implementation of systems, which for purposes of the Walmart MAA are apportioned into 80 “modules,” across 25 of Walmart’s 42 regional distribution centers. On May 20, 2022, we again amended and restated the Walmart MAA to further expand our commercial relationship with Walmart and the scope of the Walmart MAA to the implementation of 188 modules, 20 of which are contingent on the satisfaction of certain conditions described in the Walmart MAA, across all of Walmart’s 42 regional distribution centers. The amendment and restatement added approximately an additional $6.1 billion to our backlog.
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
GreenBox
On July 21, 2023, in conjunction with entities related to the SoftBank Group, we established GreenBox Systems LLC, a strategic joint venture to build and automate supply chain networks globally by operating and financing Symbotic’s advanced A.I. and automation technology for the warehouse. Symbotic and the SoftBank Group own 35% and 65% of GreenBox respectively.
On July 23, 2023, we entered into a commercial agreement with GreenBox that sets forth the terms, conditions, rights and obligations governing the design, installation, implementation and operation of Symbotic systems by Symbotic for GreenBox. On the terms and subject to the conditions set forth therein, the commercial agreement provides for a commitment from GreenBox to expend at least $7.5 billion in the aggregate to purchase Symbotic systems over a six-year period pursuant to an agreed-upon timeline with implementation of Symbotic systems expected to begin in fiscal year 2024. For each Symbotic system, GreenBox will pay to Symbotic: (i) the cost of implementation, including the cost of material and labor, plus a specified net profit amount; (ii) for software maintenance and support; and (iii) for spare parts and other miscellaneous expenses. The initial term of the commercial agreement with GreenBox expires on July 23, 2027, subject to a two-year extension by GreenBox if, at the end of the initial term, project SOWs (as defined in the commercial agreement) have not been executed with respect to Symbotic systems with an aggregate purchase price of GreenBox’s purchase commitment. At any time, either party may terminate the commercial agreement in the event of insolvency of the other party or a material breach of the other party that has not been cured.
Products
Our system is typically sold in three parts: the initial system sale, software maintenance and support services, and operation services. The Symbotic system is a modular, highly configurable capital asset purchase that we sell to our customer in the year of deployment. Then over the remaining system life, which is typically 25-30 years, we charge a software maintenance fee. Finally, we provide training and system operation until the customer assumes operational duties. Our typical deployment model is to build and install the system, operate the system for a limited time, and then transfer daily operation to the customer.
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
Research and Development
Our technology is underpinned by over $800 million invested in developing the Symbotic platform, and is protected in part by over 575 issued and/or pending patents. Our engineers have extensive robotics and software experience and have been working on our product portfolio for over 15 years. We conduct our research and development in our headquarters, based in Wilmington, Massachusetts as well as at our Canadian headquarters in Montreal, Quebec.
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
Manufacturing and Suppliers
We operate a repair/service facility center with engineering support located in Wilmington, Massachusetts, with additional engineering support located in Montreal, Quebec. Our Wilmington facility services previously built autonomous mobile robots for warranty and field repair returns. Our facility in Montreal conducts testing and engineering developmental work on de-palletizing and palletizing robotic cells. Each facility is staffed with a mix of permanent and temporary employees to manage peak workload and can operate two shifts when needed. We have transitioned to third party contract manufacturers to efficiently scale production capabilities, optimizing resources and foster agility in meeting growing market demand.
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
Unpatented research, development, know-how and engineering skills make an important contribution to our business and core technology, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding our intellectual property. As of September 30, 2023, we had over 375 issued patents in 10 countries and over 190 additional patents pending worldwide. Our issued patents are scheduled to expire between August 2024 and February 2042.
Employees and Human Capital Resources
Our employees are critical to our success. As of September 30, 2023, we had approximately 1,300 full-time employees, including approximately 1,160 based in the United States. Approximately 50% of our employees are based out of our offices in Wilmington, Massachusetts and Montreal, Quebec. The remainder of our employees install, commission, operate or maintain our systems at customers’ facilities. We also engage consultants and contractors to supplement our permanent workforce on an as needed basis.
A significant proportion of our employees are engaged in engineering, research and development, and related functions. We have been investing in our people for over a decade and our team possesses decades of combined technical and engineering experience, with a majority of our full-time employees holding technical degrees and a substantial portion of our total employee base holding advanced degrees, including numerous PhDs in engineering or related fields.
We consider our relationship with our employees to be in good standing and have not experienced any work stoppages. None of our employees are subject to a collective bargaining agreement or represented by a labor union.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees. The principal purposes of our incentive plans are to attract, retain and motivate selected employees and consultants through cash and stock performance rewards and other benefits.
Diversity, Equity and Inclusion
As a leader in warehouse automation, we are dedicated to building a vibrant and diverse robotics organization globally. By fostering a culture of Diversity, Equity and Inclusion, we strive for a workplace that celebrates the uniqueness of each employee and embraces diversity to enable innovation as we reimagine the supply chain industry.
Talent Attraction
Our ability to attract and retain key talent is crucial to the success of our business. We invest in talent acquisition initiatives to have the right people in key positions. Our workforce strategy includes recruiting top talent, building a talent pipeline through university partnerships, providing ongoing training and development opportunities, and fostering a workplace culture that promotes innovation and collaboration. In the coming years, we anticipate continued competition for skilled professionals in our industry, and our talent acquisition strategy will focus on building our reputation as a destination for top talent and recruiting individuals with expertise in robotics and industrial automation.
Talent Management
The engagement, retention and development of employees is critical to meet our priorities and deliver braggingly happy customers. All levels of our management are engaged in talent management practices. Our board of directors discusses key talent strategy in each regular board meeting, including periodic detailed discussions of our global leadership talent, with a focus on key positions at the executive leader level.
We recognize that investing in strong talent management practices drives business performance, customer satisfaction, and employee engagement. Therefore, our talent interventions utilize various tools such as an annual performance management process, individual development interventions to facilitate a specific individual’s career growth, and development programs and learning plans to meet each employee where they are in their career. High-potential leaders are given exposure and visibility to members of our board of directors through formal project assignments and board presentations. We provide opportunities for growth through formal and informal development programs that include training, coaching, networking, skills development, and on the job experience. In our fiscal year 2023, we transitioned our Symbotic University learning management system to a more integrated, digitally enabled offering to support our employees in furthering their skills, career growth and personal aspirations.
Competitive Pay and Benefits
At Symbotic, we have designed our compensation plans to attract and retain the best talent in the industry. Our goal is to drive employee performance by aligning incentive pay with short and long-term company results. Our employee benefit programs are comprehensive and competitive, and we continuously evaluate them to ensure that they are competitive and effective.
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
◦Symbotic may fail to realize anticipated benefits of the GreenBox joint venture, or it may disrupt Symbotic’s ongoing operations or result in operating difficulties, liabilities and expenses, harm its business, and negatively impact its results of operations.
◦Symbotic will need to develop complex software and technology systems, both in-house and in coordination with vendors and suppliers, for it to successfully produce and integrate its warehouse automation systems with its customers’ existing warehouses, and there can be no assurance that such systems will be successfully developed.
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
We face significant risks and difficulties as an early-stage company and have a limited operating history upon which to evaluate the viability and sustainability of our technology, systems and processes, which increases the risk to your investment. In addition, we have an accumulated deficit of $1,310.4 million as of September 30, 2023 and $1,286.6 million as of September 24, 2022 and have incurred recurring net losses since inception, including net losses of $207.9 million and $139.1 million, respectively, for the years ended September 30, 2023 and September 24, 2022. We could continue to incur operating losses in the near term as we continue to invest significantly in our business to position us for future growth, including expending substantial financial and other resources on:
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
Walmart, our largest customer, accounted for approximately 88% of our total revenue in the fiscal year ended September 30, 2023 and for a significant portion of our $23.3 billion backlog (as defined herein) as of September 30, 2023. We have worked with Walmart since 2015 and entered into a Master Automation Agreement with Walmart in 2017 to implement systems in 25 of Walmart’s 42 regional distribution centers. We amended and restated the Master Automation Agreement on May 20, 2022 (as it may be amended and/or restated from time to time, the “Walmart MAA”) to implement systems in all of Walmart’s 42 regional distribution centers, adding approximately an additional $6.1 billion to our backlog. Pursuant to such agreement, we have agreed to certain restrictions on our ability to sell or license our products and services to a specified company or its subsidiaries, affiliates or dedicated service providers. Walmart also has certain board observation rights following the Business Combination. Thus, our ability to maintain a close, mutually beneficial relationship with Walmart is an important element in our continued growth.
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
In addition to our dependence on Walmart, we are also dependent upon sales to Albertsons, AFS, C&S Wholesale Grocers, Inc. (“C&S Wholesale Grocers”), with which we are affiliated, Giant Tiger, GreenBox, Target, and UNFI. Net sales to these customers accounted for approximately 12% of our total revenue in the fiscal year ended September 30, 2023. It is not possible for us to predict the level of demand that will be generated by any of these customers in the future. In addition, revenue from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. To the extent that one or more customers in this group decide not to implement our warehouse automation systems in their distribution centers or decide to retain manual solutions or adopt single point automated solutions for their distribution centers, our business, financial condition or results of operations may be materially and adversely affected.
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
C&S Wholesale Grocers is also an important customer that has implemented production Symbotic systems as well as proof of concept and test systems in its facilities. All Symbotic systems purchased under our existing contracts with C&S Wholesale Grocers have been delivered, though we have ongoing software license and maintenance obligations under our contracts with C&S through September 2029. Despite our affiliation with C&S Wholesale Grocers, there is no guarantee that it will continue to be a customer beyond the term of its current contracts with us. To the extent C&S Wholesale Grocers decides not to renew its current contracts with us or to implement additional Symbotic warehouse automation systems in their distribution centers, our business, financial condition or results of operations may be materially and adversely affected.
We may fail to realize anticipated benefits of the GreenBox joint venture, or it may disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.
The GreenBox joint venture and related commercial agreement are expected to be material to our financial condition and results of operations. We may be unable to obtain the benefits, avoid the difficulties and risks of the joint venture, or it may take us longer than expected to fully realize the anticipated benefits and synergies of the GreenBox joint venture, and those benefits and synergies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business and operating results.
The GreenBox joint venture may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities, and amortization expenses related to intangible assets or write-offs of goodwill, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders and the interests of holders of our indebtedness.
In addition, we cannot assure you that the GreenBox joint venture will lead to the successful development of new or enhanced products and services or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable. Further, we may also choose to divest certain businesses or product lines that no longer fit with our strategic objectives. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, the terms of such potential transactions may expose us to ongoing obligations and liabilities.

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
We currently share certain services with C&S Wholesale Grocers including, but not limited to, tax services. We are in the process of procuring such services separately from C&S Wholesale Grocers or entering into agreements that govern the use of shared services with C&S Wholesale Grocers. Among other potential risks, this process may result in increased costs for Symbotic.
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
We are generally subject to laws and regulations relating to the robotics and warehouse automation industries in the jurisdictions in which we conduct our business or in some circumstances, of those jurisdictions in which we offer our warehouse automation systems, as well as the general laws and regulations that apply to all businesses, such as those related to privacy and personal information, tax and consumer protection. In addition, emerging tools and technologies we utilize in delivering our systems, such as artificial intelligence, may also become subject to regulation under new laws or new applications of existing laws. These laws and regulations are developing and vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material and adverse impact on our operations and financial results.
Supply chain interruptions may increase our costs or reduce our revenue.
We depend on good vendor relationships and the effectiveness of our supply chain management systems to ensure reliable and sufficient supply, on reasonably favorable terms, of materials used in our manufacturing processes. The materials we purchase and use in the ordinary course of business are sourced from a wide variety of suppliers around the world, including China, Germany, and the United States. Disruptions in the supply chain may result from public health crises, such as the COVID-19 pandemic, or from weather-related events, natural disasters, trade restrictions, tariffs, border controls, acts of war, terrorist attacks, third-party strikes, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions or other factors beyond our control. In the event of disruptions in its existing supply chain, the labor and materials we rely on in the ordinary course of its business may not be available at reasonable rates or at all. Our supply chain also depends on third-party warehouses and logistics providers. Any disruption in the supply, storage or delivery of materials could disrupt our operations, which may cause harm to our reputation and results of operations.
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
We rely on our patent portfolio to protect our competitive advantages. As of September 30, 2023, we had 384 issued patents in 10 countries and an additional 192 patents pending worldwide. Our issued patents are scheduled to expire between August 2024 and February 2042. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business (including our revolutionary distribution center structure, our depalletizing tool and other software and hardware components related to our system), in addition to other proprietary technologies (including source code) which are primarily maintained as trade secrets. We intend to pursue additional IP protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our point-to-point warehouse solutions or other automated or robotic-assisted distribution systems.
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
We have experienced cyber threats and incidents in the past, although none have been material or had a material adverse effect on our business or financial condition. In the past, an unauthorized actor gained access to our IT system, which resulted in certain information being accessed and exfiltrated, including human resources and employee data. Information that may have been subject to unauthorized access includes names, addresses and Social Security Numbers of employees. We may experience additional cybersecurity incidents and security breaches in the future. Additionally, certain functional areas of our workforce work remotely and such a remote work environment may be outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing and other cybersecurity attacks, and unauthorized dissemination of sensitive, proprietary or confidential information.
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
As of December 5, 2023, there were (i) 83,718,573 shares of Class A Common Stock issued and outstanding, (ii) 65,991,247 shares of Class V-1 Common Stock issued and outstanding, and (iii) 407,528,941 shares of Class V-3 Common Stock issued and outstanding. The numbers of shares set forth above do not take into account unvested shares of Symbotic Class A Common Stock, Earnout Interests or units and paired shares of Class V-1 Common Stock issuable upon the exercise of securities exercisable for units of Symbotic Holdings.
Shares held by certain of our stockholders will be eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144, if then available. In addition, pursuant to the A&R Registration Rights Agreement (as incorporated herein by reference, the “A&R Registration Rights Agreement”), certain stockholders have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our Class A Common Stock to decline. As of August 1, 2023, the shares covered by registration rights represent approximately 83% of our outstanding common stock.
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
Because Symbotic became a public reporting company by means of consummating the Business Combination rather than by means of a traditional underwritten initial public offering, there was no independent third-party underwriter selling the shares of Symbotic’s Class A Common Stock, and, accordingly, the stockholders of Symbotic did not have the benefit of an independent review and investigation of the type normally performed by an unaffiliated, independent underwriter in a public securities offering. Due diligence reviews typically include an independent investigation of the background of the company, any advisors and their respective affiliates, review of the offering documents and independent analysis of the plan of business and any underlying financial assumptions.
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
Prior to the Business Combination, as a private company, we had not been subject to the SEC’s internal control reporting requirements. Following the Business Combination, we became subject to the SEC’s internal control over financial reporting requirements and will become subject to the auditor attestation requirements once we are no longer an “emerging growth company.” We will remain an emerging growth company until the earliest of: (i) the end of the fiscal year in which we had total annual gross revenue of $1.235 billion; (ii) the last day of our fiscal year following March 11, 2026 (the fifth anniversary of the date on which SVF 3 consummated the SVF 3 IPO); (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period; or (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design, inadequate enforcement and/or changes in our business, including increased complexity resulting from expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur. Our entire management team and many of our other employees have devoted and will need to devote substantial time to compliance and may not effectively or efficiently manage our transition into a public company.
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
We became a public company following the Business Combination, and consequently we have incurred and we will continue to incur significant legal, compliance, accounting and other expenses that we did not incur as a private company. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and NASDAQ. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees, or as executive officers.
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
Our Class V-3 common stock has three votes per share and our Class A Common Stock and Class V-1 common stock has one vote per share. Class V-3 common stock convert into Class V-1 common stock in certain situations, including automatically seven years following the Business Combination. Our Chairman and Chief Executive Officer, Richard B. Cohen, together with certain family members and certain affiliated entities and trusts of Mr. Cohen and his family members, in the aggregate, hold Class V-3 common stock and 89.8% of the voting power of our outstanding common stock and are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future.
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
Our business, financial condition, results of operations or cash flows could be significantly hindered by the occurrence of a natural disaster, terrorist attack or other catastrophic event. We also face risks related to health pandemics or epidemics, such as the COVID-19 pandemic, which could adversely affect our business, financial condition and results of operations.
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
Pursuant to the Tax Receivable Agreement, we will be required to make payments to equity holders of New Symbotic Holdings for certain tax benefits we may claim, and those payments may be substantial.
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
We expect that the payments we will be required to make under the Tax Receivable Agreement will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the reduction in tax payments for us associated with our purchase of New Symbotic Holdings Common Units since the Closing would aggregate to approximately $412.2 million over a 41-year period. Under such scenario we would be required to pay the TRA Holders 85% of such amount, or $350.3 million, over a 41-year period from the Closing Date.
Further, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we estimate that the reduction in tax payments for us associated with our purchase of New Symbotic Holdings Units would aggregate to approximately $5,228.4 million over 41 years based on a closing share price of $33.43 per share of Class A common stock and assuming all future Exchanges of New Symbotic Holdings Common Units had occurred on September 30, 2023. Under such scenario we would be required to pay the TRA Holders 85% of such amount, or $4,495.1 million, over a 41-year period. These amounts are estimates and have been prepared for informational purposes only. The actual amount of reduction in tax payments and related liabilities that we will recognize will differ based on, among other things, the timing of the exchanges, the price of our shares of Class A Common Stock at the time of the exchange, and the tax rates then in effect.
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

Location	~Size (sq. ft.)	Lease Expiration	Purpose
Wilmington, MA (Main)	66,000	May 2025	Headquarters, R&D & Admin
Wilmington, MA	125,000	December 2030	Innovation Center & Testing
Montreal, QC	48,000	June 2026	Canadian HQ & R&D
Montreal, QC	41,000	June 2026	Testing

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
Holders of our Common Stock
As of December 5, 2023, there were approximately 23 holders of record of our Class A Common Stock, approximately 40 holders of our Class V-1 Common Stock and approximately 11 holders of record of our Class V-3 Common Stock. Certain shares of our Class A Common Stock are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The number of holders of record also does not include beneficial owners of shares that are be held in trust by other entities.
Dividends
We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a)(3) the Securities Exchange Act of 1934, during the quarter ended September 30, 2023.
Performance Graph
We were a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K, for the fiscal year ended September 30, 2023, and therefore are not required to provide the information required by paragraph (e) of Item 201 of Regulation S-K.
Recent Sales of Unregistered Securities
None, other than as set forth in our Current Report on Form 8-K filed on July 24, 2023.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Item 6. [Reserved]
Not applicable.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K. See “Risk Factors” elsewhere in this Annual Report on Form 10-K for a discussion of certain risks associated with our business. The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. The use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public. Unless the context otherwise requires, references in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Symbotic,” “we,” “us,” “our” and the “Company” are intended to mean the business and operations of Symbotic. This section provides an analysis of our financial results for the year ended September 30, 2023 as compared to the year ended September 24, 2022. For the discussion and analysis covering the year ended September 24, 2022 compared to the year ended September 25, 2021, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 24, 2022, as filed with the SEC on December 9, 2022.
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
On July 23, 2023, we, along with New Symbotic Holdings, and Symbotic US (collectively, the “Symbotic Group”), entered into a Framework Agreement (the “Framework Agreement”) with Sunlight Investment Corp. (“Sunlight”), SVF II Strategic Investments AIV LLC (“SVF” and, together with Sunlight, “SoftBank”), and GreenBox Systems LLC (“GreenBox”), related to the formation of GreenBox as a strategic joint venture between the Symbotic Group and SoftBank, the entry into a Limited Liability Company Agreement of GreenBox and Master Services, License and Equipment Agreement (the “Commercial Agreement”) and issuance of a warrant to purchase Class A Common Stock of Symbotic (the “GreenBox Warrant”). GreenBox was established on July 21, 2023, and will build and automate supply chain networks globally by operating and financing our advanced A.I. and automation technology for the warehouse. Symbotic Holdings and Sunlight own 35% and 65% of GreenBox, respectively.
Business Combination
Refer to Note 1, Organization and Operations to our consolidated financial statements for further details on the historical business organization and formation of Symbotic Inc.
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

Results of Operations for the Years Ended September 30, 2023 and September 24, 2022
The following tables set forth certain consolidated financial data in U.S. dollar amounts and as a percentage of total revenue.

	Year Ended
	September 30, 2023	September 24, 2022
	(in thousands)
Revenue:
Systems	$1,138,059	$567,993
Software maintenance and support	6,601	3,735
Operation services	32,231	21,584
Total revenue	1,176,891	593,312
Cost of revenue:
Systems	940,076	464,179
Software maintenance and support	9,222	4,390
Operation services	37,854	25,096
Total cost of revenue	987,152	493,665
Gross profit	189,739	99,647
Operating expenses:
Research and development expenses	195,042	124,141
Selling, general, and administrative expenses	217,927	115,881
Total operating expenses	412,969	240,022
Operating loss	(223,230)	(140,375)
Other income, net	10,716	1,286
Loss before income tax	(212,514)	(139,089)
Income tax benefit	4,620	—
Net loss	$(207,894)	$(139,089)

	Year Ended
	September 30, 2023	September 24, 2022
Revenue:
Systems	97%	96%
Software maintenance and support	1	1
Operation services	3	4
Total revenue	100	100
Cost of revenue:
Systems	80	78
Software maintenance and support	1	1
Operation services	3	4
Total cost of revenue	84	83
Gross profit	16	17
Operating expenses:
Research and development expenses	17	21
Selling, general, and administrative expenses	19	20
Total operating expenses	35	40
Operating loss	(19)	(24)
Other income, net	1	—
Loss before income tax	(18)	(23)
Income tax benefit	—	—
Net loss	(18)%	(23)%
*Percentages are based on actual values. Totals may not sum due to rounding.
Year Ended September 30, 2023 Compared to the Year Ended September 24, 2022
Revenue

	Year Ended		Change
	September 30, 2023	September 24, 2022	Amount	%
	(dollars in thousands)
Systems	$1,138,059	$567,993	$570,066	100%
Software maintenance and support	6,601	3,735	2,866	77
Operation services	32,231	21,584	10,647	49
Total revenue	$1,176,891	$593,312	$583,579	98%
Systems revenue increased during the year ended September 30, 2023 as compared to the year ended September 24, 2022 due to there being thirty-five system deployments currently in progress as of September 30, 2023 as compared to seventeen deployments in progress as of September 24, 2022 as we continue to grow our business. The increase resulting from the increased deployments of our warehouse automation system is primarily due to the ongoing Master Automation Agreement with Walmart, for which we are performing the installation and implementation of our warehouse automation system within all of Walmart's 42 regional distribution centers, which is expected to continue to produce systems revenue as the warehouse automation systems are installed and implemented at the remaining regional distribution centers through fiscal year 2028.
The increase in software maintenance and support revenue is due to there being five additional sites under software maintenance and support contracts for the year ended September 30, 2023 as compared to the year ended September 24, 2022.

The increase in operation services revenue is attributable to an increase in sites where we are performing operation services during the year ended September 30, 2023 as compared to the year ended September 24, 2022. As we continue to increase the number of sites which have reached completion for our warehouse automation system, an increase in the number of operation services contracts is expected.
Gross Profit
The following table sets forth our gross profit (loss) for the years ended September 30, 2023 and September 24, 2022:

	Year Ended
	September 30, 2023	September 24, 2022	Change
	(in thousands)
Systems	$197,983	$103,814	$94,169
Software maintenance and support	(2,621)	(655)	(1,966)
Operation services	(5,623)	(3,512)	(2,111)
Total gross profit	$189,739	$99,647	$90,092
Systems gross profit increased during the year ended September 30, 2023 as compared to the year ended September 24, 2022 due to there being thirty-five system deployments currently in progress as of September 30, 2023 as compared to seventeen deployments in progress as of September 24, 2022.
The decrease in software maintenance and support gross profit is due to an increased cost for the year ended September 30, 2023 associated with an increase in headcount within our technical support team to appropriately support the expected rapid growth of our business.
The decrease in operation services gross profit is driven by an increased cost due to additional operation services personnel needed at one of our customer sites.

Research and Development Expenses

	Year Ended		Change
	September 30, 2023	September 24, 2022	Amount	%
	(dollars in thousands)
Research and development	$195,042	$124,141	$70,901	57%
Percentage of total revenue	17%	21%
The increase in research and development expenses for the year ended September 30, 2023 compared to the year ended September 24, 2022 was due to the following:

Change
(in thousands)
Employee-related costs	$79,734
Prototype-related costs, allocated overhead expenses, and other	(8,833)
$70,901
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
The decrease in prototype-related costs, allocated overhead expenses, and other during the year ended September 30, 2023 as compared to the year ended September 24, 2022 is due to a decrease in prototype expenses related to our Omni-Channel platform, which was developed in 2022 and went into production during the first fiscal quarter of 2023. This resulted in less prototype-related costs during fiscal year 2023.

Selling, General, and Administrative Expenses

	Year Ended		Change
	September 30, 2023	September 24, 2022	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$217,927	$115,881	$102,046	88%
Percentage of total revenue	19%	20%
The increase in selling, general, and administrative expenses for the year ended September 30, 2023 compared to the year ended September 24, 2022 was due to the following:

Change
(in thousands)
Employee-related costs	$66,549
Allocated overhead expenses and other	35,497
$102,046
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
Allocated overhead and other expenses increased due to an increase in hardware and software information technology related costs attributable to the increase in employee headcount year over year as well as an increase attributable to growth of our cybersecurity infrastructure. For the year ended September 30, 2023, we experienced higher legal and advisor expenses as compared to the year ended September 24, 2022, which is primarily due to the costs associated with the GreenBox transaction.
Other income, net

	Year Ended		Change
	September 30, 2023	September 24, 2022	Amount	%
	(dollars in thousands)
Other income, net	$10,716	$1,286	$9,430	733%
Percentage of total revenue	1%	—%
Other income, net increased due to higher interest earned on invested cash balances and marketable securities as a result of increased interest rates. For the year ended September 24, 2022, we did not hold any marketable securities as these were acquired during the first quarter of fiscal year 2023.
Income Taxes

	Year Ended		Change
	September 30, 2023	September 24, 2022	Amount	%
	(dollars in thousands)
Income tax benefit	$4,620	$—	$4,620	100%
We recorded an income tax benefit for the year ended September 30, 2023, primarily related to the release of $6.1 million of previously established valuation allowances related to domestic and foreign deferred tax assets. Refer to Note 11, Income Taxes, for further information.

Non-GAAP Financial Measures
In addition to providing financial measurements based on generally accepted accounting principles in the United States of America, or GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP, or non-GAAP financial measures. We use these non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, to measure executive compensation, and to evaluate our financial performance. These non-GAAP financial measures are Adjusted EBITDA, Adjusted gross profit, and Adjusted gross profit margin, as discussed below.
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
We consider Adjusted EBITDA to be an important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net loss excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; Business Combination transaction expenses; Joint venture formation fees; CEO transition charges; Restructuring; and other infrequent items that may arise from time to time.
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
•Business Combination transaction expenses – Business Combination transaction expenses represent the expenses incurred solely related to the Business Combination, which we completed on June 7, 2022. It primarily includes investment banker fees, legal fees, professional fees for accountants, transaction fees, advisory fees, due diligence costs, certain other professional fees, and other direct costs associated with strategic activities. These amounts are impacted by the timing of the Business Combination. We exclude Business Combination transaction expenses from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to peer companies because such amounts vary significantly based on the magnitude of the Business Combination transaction and do not reflect our core operations.
•Joint venture formation fees – Joint venture formation fees represent the charges incurred associated with the formation of GreenBox, which was established on July 21, 2023. It primarily includes investment banker fees, legal fees, transaction fees, advisory fees, and certain other professional fees. We exclude joint venture formation fees from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and peer companies because such amounts vary significantly based on the magnitude of the joint venture and do not reflect our core operations.
•CEO transition charges – CEO transition charges represent the charges incurred associated with the separation agreement we entered into with Michael Loparco in November 2022. We exclude these CEO transition charges from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to peer companies because such amounts are not representative of our normal operating activities.
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
The following table reconciles GAAP net loss to Adjusted EBITDA during the periods presented (in thousands):

	Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021
Net loss	$(207,894)	$(139,089)	$(122,314)
Interest income	(11,391)	(1,287)	(35)
Income tax benefit	(4,619)	—	—
Depreciation and amortization	9,475	5,989	4,491
Stock-based compensation	157,023	40,556	11,736
Business combination transaction expenses	—	4,069	2,761
Joint venture formation fees	14,900	—	—
CEO transition charges	2,026	—	—
Restructuring charges	22,899	—	—
Adjusted EBITDA	$(17,581)	$(89,762)	$(103,361)
We consider Adjusted gross profit and Adjusted gross profit margin to be important indicators of profitability which we use in our financial and operational decision-making and evaluation of our overall operating performance. We define Adjusted gross profit, a non-GAAP financial measure, as GAAP gross profit excluding the following items: depreciation, stock-based compensation, and restructuring charges. We define Adjusted gross profit margin, a non-GAAP financial measure, as non-GAAP Adjusted gross profit divided by total revenue. The following table reconciles GAAP gross profit to Adjusted gross profit and gross profit margin to Adjusted gross profit margin during the periods presented (dollars in thousands):

	Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021
Gross profit	$189,739	$99,647	$10,447
Depreciation	639	353	340
Stock-based compensation	6,212	—	—
Restructuring charges	19,766	—	—
Adjusted gross profit	$216,356	$100,000	$10,787

Gross profit margin	16.1%	16.8%	4.1%
Adjusted gross profit margin	18.4%	16.9%	4.3%
Liquidity and Capital Resources
As of September 30, 2023, our principal sources of liquidity were net proceeds received related to the Business Combination and cash received from customers upon the inception of contracts to install customer Systems.

The following table shows net cash and cash equivalents provided by (used in) operating activities, net cash and cash equivalents used in investing activities, and net cash and cash equivalents provided by financing activities during the periods presented:

	Year Ended
	September 30, 2023	September 24, 2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$230,794	$(148,247)
Investing activities	$(299,464)	$(17,950)
Financing activities	$(24,101)	$362,448
Operating Activities
Our net cash and cash equivalents provided by (used in) operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, foreign currency losses, losses on abandonment or sales of assets, and stock-based compensation, as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to system installations and the associated costs incurred by us to fulfill the system installation performance obligation. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the system installation performance obligation.
Net cash provided by operating activities was $230.8 million for the year ended September 30, 2023. Net cash provided by operating activities was due to our net loss of $(207.9) million adjusted for non-cash items of $186.1 million, primarily consisting of $154.2 million stock-based compensation expense, $11.3 million depreciation and amortization, $22.3 million provision for excess and obsolete inventory, offset by $(4.6) million deferred tax assets, net. Additionally, sources of cash provided by operating assets and liabilities of $252.6 million due to the timing of cash payments to vendors and cash receipts from customers. Our cash provided by operating assets and liabilities was primarily attributable to an increase in cash receipts from customers as compared to the timing of costs incurred by us to fulfill the system installation performance obligation resulting from the increase in customer contracts and system installations in process during the current fiscal year.
Net cash used in operating activities was $148.2 million during the year ended September 24, 2022. Net cash used in operating activities was due to our net loss of $139.1 million adjusted for non-cash items of $38.0 million, primarily consisting of $26.9 million stock-based compensation expense, $6.0 million depreciation and amortization and $4.1 million of losses on disposal of assets, offset by use of cash for operating assets and liabilities of $47.1 million due to the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases, capitalization of internal use software development costs, purchases of marketable securities, and proceeds from maturities of marketable securities.
Net cash and cash equivalents used in investing activities during the year ended September 30, 2023 consisted of $15.7 million of purchased property and equipment. Additionally, during the year ended September 30, 2023, we purchased U.S. Treasury securities for $408.2 million, and received proceeds of $130.0 million upon the maturity of certain U.S. Treasury securities. We also capitalized $5.6 million of internal use software development costs related to internal projects which are targeted to improve the capabilities of our warehouse automation system software.
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
For the year ended September 30, 2023, we incurred a payment of $26.7 million for the taxes related to the net share settlement of stock-based compensation awards. We also received proceeds of $2.6 million from the issuance of common stock under the ESPP upon the expiration of the first two offering periods at the end of December 2022 and June 2023, respectively.
In connection with the Business Combination, for the year ended September 24, 2022 we received net proceeds of $384.7 million, and purchased Common Units in New Symbotic Holdings from an affiliated entity of the Symbotic Founder for $300.0 million. Additionally, during the year ended September 24, 2022, Walmart gross exercised their 714,022 vested warrant units for Legacy Warehouse Class A Units for a total of $277.8 million. As a result of this gross exercise, 714,022 shares of Legacy Warehouse Class A Common Units were issued to Walmart. In connection with the Business Combination, the Class A Common Units attributable to Walmart’s warrant exercise converted into units in Symbotic Holdings and Symbotic Inc. Class V-1 Common Stock.
Contractual Obligations and Commitments and Liquidity Outlook
Our cash flows from operations along with equity infusions have historically been sufficient to fund our operating activities and other cash requirements. As of September 30, 2023, we have a cash and cash equivalents balance of $258.8 million and short-term available for sale marketable securities balance of $286.7 million. Our cash requirements for the year ended September 30, 2023 were primarily related to capital expenditures, inventory purchases in order to deliver to our customers our warehouse automation systems in an orderly manner in line with our installation timeline, and purchases of marketable securities in order to diversify the composition of our cash balance.
Based on our present business plan, we expect our current cash and cash equivalents, unrestricted marketable securities, working capital, and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, and minimum contractual obligations. Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. Our operating lease cash requirements have not changed materially since September 24, 2022, and are disclosed within Note 6, Leases, included elsewhere in this Annual Report on Form 10-K.
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
The following table summarizes our current and long-term material cash requirements as of September 30, 2023 for our vendor commitments:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Vendor commitments	$1,159,595	$1,137,100	$22,261	$234	$—
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
As we further discuss in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, for the majority of contracts with customers entered into, revenue from the sales of our Systems is recognized over time as the asset created by our performance does not have alternative use to us and an enforceable right to payment for performance completed to date is present. We recognize revenue as work progresses, using costs incurred to date relative to total estimated costs at completion. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs are incurred over a period of time, which can span multiple years, and the estimation of these costs requires management’s judgment. Due to the nature of the work required to be performed on the Systems and our reliance on the availability and cost of materials required to be procured from third party vendors to build our Systems, the estimation of total revenue and cost at completion is complex, subject to many variables, and requires significant judgment on a contract-by-contract basis. As part of this process, we review information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities relate to our judgment about the installation delays or performance issues that may or may not be within our control. Risks and opportunities may also relate to supply chain trends and commodity pricing, as well as changes in foreign currencies. Changes in estimates of net sales, cost of sales, and the related impact to operating profit are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage of completion in the current period. A significant change in one or more of these estimates could affect the profitability of one of more of our performance obligations and could have a material impact on our financial condition and results of operations.
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
We typically issue restricted stock units (“RSUs”) as stock-based compensation. For RSUs, the fair value is the closing stock price on the grant date. We recognize compensation expense over the requisite service period for awards expected to vest. We account for forfeitures as they occur, rather than applying an estimated forfeiture rate. The graded-vesting method of expense recognition is applied to all awards with service-only conditions.
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
Warrants to purchase units accounted for as equity instruments represent the warrants issued to Walmart and Sunlight as discussed in Note 19, Stock-Based Compensation and Warrant Units. As of September 27, 2020, we adopted FASB Accounting Standards Update 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (“ASU 2019-08”), which requires entities to measure and classify share-based payment awards granted to a customer by applying the guidance under Topic 718.
In order to calculate warrant charges, we utilized both the Monte Carlo simulation model and the Black-Scholes pricing model, which required key inputs including volatility and risk-free interest rate and certain unobservable inputs for which there is little or no market data, requiring us to develop our own assumptions. We estimated the fair value of unvested warrants, considered to be probable of vesting, at the time. Based on that estimated fair value, we determined warrant charges, which are recorded as a reduction of the transaction price.
Income Taxes
We account for income taxes in accordance with ASC 740, “Accounting for Income Taxes” (“ASC 740”), using the asset and liability method. Deferred income taxes are provided on temporary differences between the financial reporting and tax bases of its assets and liabilities. Such net tax effects of temporary differences are reflected on our Consolidated Balance Sheets as deferred tax assets and liabilities and are measured by applying the enacted tax rates in effect for the year in which the temporary differences are expected to reverse.
Deferred tax assets are reduced by a valuation allowance when we believe that it is more-likely- than-not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740 we assess whether it is more likely than not that some or all of our deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. We consider the nature, frequency, and severity of current and cumulative losses as well as the reversal of existing deferred tax liabilities, historical and forecasted taxable income (exclusive of reversing temporary differences and carryforwards) in our assessment. In evaluating such projections, we consider our history of profitability and cumulative earnings/losses, the competitive environment, and general economic conditions. In addition, we consider the time frame over which it would take to utilize the deferred tax assets prior to their expiration. To the extent we determine that, based on the weight of available evidence, all or a portion of our valuation allowance is no longer necessary, we will recognize the change in the period such determination occurs. It is possible that such change to our valuation allowance could have a material impact on our consolidated results of operations and/or financial position.
Changes in existing tax laws or rates could affect our actual tax results, and future business results may affect the amount of our deferred tax liabilities or the valuation of our deferred tax assets over time. Due to uncertainties in the estimation process, particularly with respect to changes in facts and circumstances in future reporting periods, it is possible that actual results could differ from the estimates used in previous analyses. Differences between the anticipated and actual outcomes of these future results could have a material impact on our consolidated results of operations and/or financial position.
ASC 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. We have reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that our assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. We report income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.
Tax Receivable Agreement
We entered into the TRA with Legacy Warehouse Holders that provides for the payment by the Company to the Legacy Warehouse Holders of 85% of the benefits, if any, that the Company realizes, or is deemed to realize (calculated using certain assumptions), as a result of (i) the existing tax basis in certain assets of New Symbotic Holdings that is allocable to the relevant New Symbotic Holdings Common Units, (ii) any step-up in tax basis in New Symbotic Holdings’ assets resulting from the relevant Exchanges and certain distributions (if any) by New Symbotic Holdings and payments under the Tax Receivable Agreement, and (iii) tax benefits related to imputed interest deemed to be paid by us as a result of payments under the Tax Receivable Agreement. We record liabilities for amounts payable under the TRA in the period in which the payment is deemed to be probable.
Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by the Legacy Warehouse Holders. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. Amounts payable under the TRA are contingent upon, among other things, the generation of future taxable income. The projection of future taxable income involves significant judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions including the growth rate of the Company and the amount, character, and timing of the taxable income in the future. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRA. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income before taxes on the Consolidated Statements of Operations in the period in which the change occurs.
Off-Balance Sheet Arrangements:
As of September 30, 2023, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.
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

Interest Rate Sensitivity
We had cash and cash equivalents totaling $258.8 million and $353.5 million as of September 30, 2023, and September 24, 2022, respectively. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less, are stated at cost, and approximate fair value. We had short-term available for sale marketable securities consisting of U.S. Treasury Securities of $286.7 million at September 30, 2023 and no marketable securities at September 24, 2022. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash and investments with original maturities of three months.
Foreign Currency Risk
Although we are exposed to foreign currency risk from our international operations, we do not consider it to have a material impact. Certain transactions of the Company and its subsidiaries are denominated in currencies other than the functional currency. Foreign currency transaction losses were less than $0.1 million for the years ended September 30, 2023 and September 24, 2022, and $0.1 million for the year ended September 25, 2021, and were recorded within other income, net on the consolidated statements of operations.
Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
The Company’s cash and cash equivalents are generally held with large financial institutions. Although the Company’s deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of September 30, 2023, its risk relating to deposits exceeding federally insured limits was not significant.
The Company has no significant off-balance sheet risk such as foreign exchange contracts, options contracts, or other hedging arrangements.
The Company believes its credit policies are prudent and reflect normal industry terms and business risk. The Company generally does not require collateral from its customers and generally requires payment 30 days from the invoice date. At September 30, 2023, two customers accounted for over 10% of the Company’s accounts receivable balance, and three customers accounted for over 10% of the Company’s accounts receivable balance at September 24, 2022.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Symbotic Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Symbotic Inc. and subsidiaries (the “Company”) as of September 30, 2023 and September 24, 2022, the related consolidated statements of operations, comprehensive loss, changes in redeemable preferred and common units and equity (deficit), and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and September 24, 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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
Boston, Massachusetts
December 11, 2023

Symbotic Inc.
Consolidated Balance Sheets
(in thousands)

	September 30, 2023	September 24, 2022
ASSETS
Current assets:
Cash and cash equivalents	$258,770	$353,457
Marketable securities	286,736	—
Accounts receivable	69,206	3,412
Unbilled accounts receivable	121,149	101,816
Inventories	136,121	91,900
Deferred expenses	34,577	29,150
Prepaid expenses and other current assets	85,236	25,663
Total current assets	991,795	605,398
Property and equipment, net	34,507	24,878
Intangible assets, net	217	650
Other long-term assets	24,191	337
Total assets	$1,050,710	$631,263
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$109,918	$68,448
Accrued expenses	99,992	47,312
Sales tax payable	28,322	12,953
Deferred revenue	787,227	394,244
Total current liabilities	1,025,459	522,957
Deferred revenue	—	31,465
Other long-term liabilities	27,967	7,901
Total liabilities	1,053,426	562,323

Commitments and contingencies (Note 15)	—	—

Equity:
Class A Common Stock, 3,000,000,000 shares authorized, 82,112,881 and 57,718,836 shares issued and outstanding at September 30, 2023 and September 24, 2022, respectively	8	6
Class V-1 Common Stock, 1,000,000,000 shares authorized, 66,931,097 and 79,237,388 shares issued and outstanding at September 30, 2023 and September 24, 2022, respectively	7	8
Class V-3 Common Stock, 450,000,000 shares authorized, 407,528,941 and 416,933,025 shares issued and outstanding at September 30, 2023 and September 24, 2022, respectively	41	42
Additional paid-in capital - warrants	58,126	58,126
Additional paid-in capital	1,254,022	1,237,865
Accumulated deficit	(1,310,435)	(1,286,569)

Accumulated other comprehensive loss	(1,687)	(2,294)
Total stockholders' equity	82	7,184
Noncontrolling interest	(2,798)	61,756
Total equity	(2,716)	68,940
Total liabilities and equity	$1,050,710	$631,263
The accompanying notes are an integral part of these consolidated financial statements.

Symbotic Inc.
Consolidated Statements of Operations
(in thousands, except share and per share information)

	Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021
Revenue:
Systems	$1,138,059	$567,993	$227,563
Software maintenance and support	6,601	3,735	4,009
Operation services	32,231	21,584	20,341
Total revenue	1,176,891	593,312	251,913
Cost of revenue:
Systems	940,076	464,179	216,577
Software maintenance and support	9,222	4,390	2,962
Operation services	37,854	25,096	21,927
Total cost of revenue	987,152	493,665	241,466
Gross profit	189,739	99,647	10,447
Operating expenses:
Research and development expenses	195,042	124,141	73,386
Selling, general, and administrative expenses	217,927	115,881	59,442
Total operating expenses	412,969	240,022	132,828
Operating loss	(223,230)	(140,375)	(122,381)
Other income, net	10,716	1,286	67
Loss before income tax	(212,514)	(139,089)	(122,314)
Income tax benefit	4,620	—	—
Net loss	(207,894)	(139,089)	(122,314)
Net loss attributable to Legacy Warehouse unitholders prior to the Business Combination	—	(72,134)	(122,314)
Net loss attributable to noncontrolling interests	(184,028)	(60,092)	—
Net loss attributable to common stockholders	$(23,866)	$(6,863)	$—

Loss per share of Class A Common Stock: (1)
Basic and Diluted	$(0.37)	$(0.13)	N/M
Weighted-average shares of Class A Common Stock outstanding:
Basic and Diluted	64,338,580	54,086,381	N/M
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

Symbotic Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021
Net loss	$(207,894)	$(139,089)	$(122,314)
Less: Net loss attributable to Legacy Warehouse unitholders prior to the Business Combination	—	(72,134)	(122,314)
Less: Net loss attributable to noncontrolling interests	(184,028)	(60,092)	—
Net loss attributable to common stockholders	$(23,866)	$(6,863)	$—
Other comprehensive income (loss):
Foreign currency translation adjustments	(265)	(2,338)	2,326
Changes in unrealized gain on investments, net of income taxes of $— for the years ended September 30, 2023, September 24, 2022, and September 25, 2021	5,478	—	—
Total other comprehensive income (loss)	5,213	(2,338)	2,326
Less: other comprehensive income (loss) attributable to Legacy Warehouse unitholders prior to the Business Combination	—	37	—
Less: other comprehensive income (loss) attributable to noncontrolling interests	4,606	—	—
Other comprehensive income attributable to common stockholders	$607	$(2,375)	$2,326
Comprehensive loss	(202,681)	(141,427)	(119,988)
Less: Comprehensive loss attributable to Legacy Warehouse unitholders prior to the Business Combination	—	(72,097)	(119,988)
Less: Comprehensive loss attributable to noncontrolling interests	(179,422)	(62,228)	—
Total comprehensive loss attributable to common stockholders	$(23,259)	$(7,102)	$—
The accompanying notes are an integral part of these consolidated financial statements

Symbotic Inc.
Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit)
(in thousands, except unit and share information)

	Redeemable Preferred and Common Units														Additional Paid-In Capital - Warrants	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Common Units, Class C		Preferred Units, Class B-1		Preferred Units, Class B		Common Voting Units, Class A		Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 26, 2020	428,571	$2,025	1	$221,217	1	$437,149	5,997,632	$16,809	—	$—	—	$—	—	$—	$—	$—	$(4,418)	$(856,858)	$—	$(844,467)
Retroactive application of recapitalization ratio (1)	24,493,538	—	24,041,299	—	47,508,299	—	361,551,314	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjusted balance, beginning of period	24,922,109	$2,025	24,041,300	$221,217	47,508,300	$437,149	367,548,946	$16,809	—	$—	—	$—	—	$—	$—	$—	$(4,418)	$(856,858)	$—	$(844,467)
Granted	2,997,310	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited	(2,997,310)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unit-based compensation	—	97	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Class C Units to redemption value	—	142,853	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(142,853)	—	(142,853)
Preferred return	—	—	—	11,061	—	21,858	—	—	—	—	—	—	—	—	—	—	—	(32,919)	—	(32,919)
Provision for warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	26,999	—	—	—	—	26,999
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(122,314)	—	(122,314)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,326	—	—	2,326
Balance at September 25, 2021	24,922,109	144,975	24,041,300	232,278	47,508,300	459,007	367,548,946	16,809	—	—	—	—	—	—	26,999	—	(2,092)	(1,154,944)	—	(1,113,228)
Granted	1,052,952	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited	(1,052,952)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unit-based compensation	—	52	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Class C Units to redemption value	—	28,433	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,433)	—	(28,433)
Preferred return	—	—	—	8,130	—	16,065	—	—	—	—	—	—	—	—	—	—	—	(24,195)	—	(24,195)
Issuance of common stock under stock plans	—	—	—	—	—	—	—	—	1,831,505	—	—	—	—	—	—	219	—	—	(219)	—
Issuance of sponsor shares	—	—	—	—	—	—	—	—	3,616,000	—	—	—	—	—	—	431	—	—	(431)	—
Issuance of earnout units upon triggering event	—	—	—	—	—	—	—	—	—	—	20,000,000	2	—	—	—	(258)	—	—	256	—
Exchange of Class V-1 common stock	—	—	—	—	—	—	—	—	1,607,185	—	(1,607,185)	—	—	—	—	212	—	—	(212)	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,794	—	—	24,013	26,807
Additional paid-in capital adjustment resulting from VAP Unit modification	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,475	—	—	21,275	23,750
Provision for warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	74,280	—	—	—	—	74,280
Exercise of warrants	—	—	—	—	—	—	43,756,942	320,929	—	—	—	—	—	—	(43,153)	—	—	—	—	277,776
Net loss pre business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(72,134)	—	(72,134)

Other comprehensive loss pre business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	37	—	—	37
Recapitalization of Preferred Units, Class C Units, Class A Voting Units, and creation of NCI (net of transaction costs of $37,104)	(24,922,109)	(173,460)	(24,041,300)	(240,408)	(47,508,300)	(475,072)	(411,305,888)	(337,738)	—	—	60,844,573	6	416,933,025	42	—	1,191,567	—	—	(301,973)	551,904
Recapitalization of SVF equity, PIPE, and FPA (net of transaction costs of $30,315)	—	—	—	—	—	—	—	—	50,664,146	5	—	—	—	—	—	40,425	—	—	381,276	421,706
Net loss post business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,863)	(60,092)	(66,955)
Other comprehensive loss post business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(239)	—	(2,136)	(2,375)
Balance at September 24, 2022	—	—	—	—	—	—	—	—	57,718,836	6	79,237,388	8	416,933,025	42	58,126	1,237,865	(2,294)	(1,286,569)	61,756	68,940
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,866)	(184,028)	(207,894)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	—	—	—	—	—	—	—	—	2,825,576	—	—	—	—	—	—	(3,337)	—	—	(23,161)	(26,498)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	—	—	—	—	—	—	—	—	225,788	—	—	—	—	—	—	91	—	—	704	795
Exchange of Class V-1 and Class V-3 common stock	—	—	—	—	—	—	—	—	21,342,681	2	(11,938,597)	(1)	(9,404,084)	(1)	—	956	—	—	(956)	—
Cancellation of Class V-1 common stock	—	—	—	—	—	—	—	—	—	—	(367,694)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	18,447	—	—	138,281	156,728
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	607	—	4,606	5,213
Balance at September 30, 2023	—	$—	—	$—	—	$—	—	$—	82,112,881	$8	66,931,097	$7	407,528,941	$41	$58,126	$1,254,022	$(1,687)	$(1,310,435)	$(2,798)	$(2,716)
(1) As part of the Business Combination (as disclosed in Note 3, Business Combination and Note 17, Equity), all per share information has been retroactively adjusted using the Exchange Ratio as stipulated by the Merger Agreement
The accompanying notes are an integral part of these consolidated financial statements.

Symbotic Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021
Cash flows from operating activities:
Net loss	$(207,894)	$(139,089)	$(122,314)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,311	5,989	4,491
Foreign currency (gains) / losses, net	(3)	25	53
Loss on disposal of assets	2,914	4,098	—
Provision for excess and obsolete inventory	22,276	987	—
Deferred taxes, net	(4,620)	—	—
Stock-based compensation	154,227	26,858	97
Changes in operating assets and liabilities:
Accounts receivable	(65,817)	(508)	(1,619)
Inventories	(66,380)	(60,559)	(16,817)
Prepaid expenses and other current assets	(78,906)	(121,143)	3,736
Deferred expenses	(5,428)	(28,665)	132,683
Other long-term assets	(18,635)	49	2,313
Accounts payable	41,415	41,528	22,169
Accrued expenses	64,743	37,898	16,187
Deferred revenue	361,518	80,377	67,100
Other long-term liabilities	20,073	3,908	1,488
Net cash and cash equivalents provided by (used in) operating activities	230,794	(148,247)	109,567
Cash flows from investing activities:
Purchases of property and equipment	(15,688)	(17,950)	(12,168)
Capitalization of internal use software development costs	(5,638)	—	—
Proceeds from sale of assets	71	—	—
Proceeds from maturities of marketable securities	130,000	—	—
Purchases of marketable securities	(408,209)	—	—
Net cash and cash equivalents used in investing activities	(299,464)	(17,950)	(12,168)
Cash flows from financing activities:
Payment for taxes related to net share settlement of stock-based compensation awards	(26,674)	—	—
Net proceeds from issuance of common stock under employee stock purchase plan	2,573	—	—
Net proceeds from equity infusion from the Business Combination	—	384,672	—
Purchase of interest from non-controlling interest	—	(300,000)	—
Proceeds from exercise of warrants	—	277,776	—
Net cash and cash equivalents provided by (used in) financing activities	(24,101)	362,448	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	232	572	971

Net increase (decrease) in cash, cash equivalents, and restricted cash	(92,539)	196,823	98,370
Cash, cash equivalents, and restricted cash —beginning of period	353,457	156,634	58,264
Cash, cash equivalents, and restricted cash —end of period	$260,918	$353,457	$156,634

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$8,734	$—	$—
Preferred Return, Class B-1	—	8,130	11,061
Preferred Return, Class B	—	16,065	21,858
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
Certain transactions of the Company and its subsidiaries are denominated in currencies other than the functional currency. Foreign currency transaction losses were less than $0.1 million for the years ended September 30, 2023 and

September 24, 2022, and $0.1 million for the year ended September 25, 2021, and were recorded within other income, net on the consolidated statements of operations.
The Company operates and reports using a 52-53 week fiscal year ending on the last Saturday closest to September 30. Accordingly, the Company’s fiscal quarters end on the last Saturday that falls closest to the last day of the third month of each quarter. The fiscal year ended September 30, 2023 was a 53-week period and the years ended September 24, 2022 and September 25, 2021 were 52-week periods.
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
Variable Interest Entities
The Company may enter into strategic investments or other investments or arrangements that are considered variable interest entities (“VIE”). If the Company is a primary beneficiary of a VIE, it is required to consolidate the entity. To determine if the Company is the primary beneficiary of a VIE, the Company evaluates whether it has (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The assessment of whether the Company is the primary beneficiary of its VIE investments requires significant assumptions and judgments. VIEs that are not consolidated are accounted for under the measurement alternative, equity method, amortized cost, or other appropriate methodology based on the nature of the interest held.

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
Cash, Cash Equivalents, and Marketable Securities
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
Marketable securities consist of U.S. Treasury securities. Securities having remaining maturities of more than three months at the date of purchase and less than one year from the date of the balance sheet are classified as short-term, and those with maturities of more than one year from the date of the balance sheet are classified as long-term in the consolidated balance sheets. The Company classifies its debt investments with readily determinable market values as available-for-sale. These investments are classified as investments on the consolidated balance sheets and are carried at fair market value, with unrealized gains and losses considered to be temporary in nature reported as accumulated other comprehensive loss, a separate component of stockholders’ equity. The Company reviews all investments for reductions in fair value that are other-than-temporary. When such reductions occur, the cost of the investment is adjusted to fair value through recording a loss on investments in the consolidated statements of operations. Gains and losses on investments are calculated on the basis of specific identification.
Investments are considered to be impaired when a decline in fair value below cost basis is determined to be other-than-temporary. The Company periodically evaluates whether a decline in fair value below cost basis is other-than-temporary by considering available evidence regarding these investments including, among other factors: the duration of the period that, and extent to which, the fair value is less than cost basis; the financial health of, and business outlook for the issuer, including industry and sector performance and operational and financing cash flow factors; overall market conditions and trends and the Company’s intent and ability to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in market value. Once a decline in fair value is determined to be other-than-temporary, a write-down is recorded and a new cost basis in the security is established.
Presentation of Restricted Cash
Restricted cash consists of collateral required for a credit card processing program. The short-term or long-term classification is determined in accordance with the required amount of time the cash is to be held as collateral, which is short-

term for less than 12 months, and long-term for greater than 12 months from the balance sheet date. As the cash is required to be held as collateral for a period which is greater than 12 months from September 30, 2023, it is presented in other long-term assets. The following table summarizes the end-of-period cash and cash equivalents from the Company’s Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands):

	Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021
Cash and cash equivalents	$258,770	$353,457	$156,634
Restricted cash classified in:
Other long-term assets	2,148	—	—
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$260,918	$353,457	$156,634
Accounts Receivable
Accounts receivable consists primarily of trade receivables from customers. The Company estimates the allowance for doubtful accounts for accounts receivable based on the aging of the receivables, customer financial statements, historical collection experience, existing economic conditions, and other available information. The Company had no allowances for doubtful accounts at September 30, 2023, September 24, 2022, and September 25, 2021.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
The Company’s cash and cash equivalents are generally held with large financial institutions. Although the Company’s deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of September 30, 2023, its risk relating to deposits exceeding federally insured limits was not significant.
The Company has no significant off-balance sheet risk such as foreign exchange contracts, options contracts, or other hedging arrangements.
The Company believes its credit policies are prudent and reflect normal industry terms and business risk. The Company generally does not require collateral from its customers and generally requires payment 30 days from the invoice date. For the year ended September 30, 2023, there was one customer that accounted for 10% or more of total revenue, there was one customer that accounted for 10% or more of total revenue for the year ended September 24, 2022, and there were two customers that accounted for 10% or more of total revenue for the year ended September 25, 2021. The following table represents these customers’ aggregate percent of total revenue. The symbol “n/a” indicates that such customer’s revenue balance at the period indicated within the table did not exceed 10% of the Company’s revenue balance.

	Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021
Customer A	88.4%	94.4%	66.9%
Customer B	n/a	n/a	28.1%
Aggregate Percent of Total Revenue	88.4%	94.4%	95.0%
At September 30, 2023, two customers accounted for over 10% of the Company’s accounts receivable balance, and three customers accounted for over 10% of the Company’s accounts receivable balance at September 24, 2022. The following table represents these customers’ aggregate percent of total accounts receivable. The symbol “n/a” indicates that such customer’s accounts receivable balance at the period indicated within the table did not exceed 10% of the Company’s accounts receivable balance.

	September 30, 2023	September 24, 2022
Customer A	86.6%	39.5%
Customer B	10.3%	40.7%
Customer C	n/a	15.3%
Aggregate Percent of Total Accounts Receivable	96.9%	95.5%
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
Volume of Business
The Company has concentrations in the volume of purchases it conducts with its suppliers. For the fiscal year ended September 30, 2023, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $164.8 million. For the fiscal year ended September 24, 2022, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $69.1 million.
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable. The carrying amounts of these financial instruments approximate their fair value due to their short-term nature.
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
Property and Equipment and Internal Use Software
Property and equipment include purchases of items with a per-unit value greater than $2,000 and an estimated useful life greater than one year. Property and equipment are recorded at cost upon acquisition. Depreciation is computed using the straight-line method and depreciation expense is allocated between cost of revenue, research and development expenses, and selling, general, and administrative expenses on the statements of operations over the following estimated useful lives:

Estimated Useful Life
Computer equipment and software, furniture and fixtures, and test equipment	3 - 5 years
Internal use software	5 years
Leasehold improvements	Shorter of estimated useful life or remaining term of the lease
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
The Company capitalizes certain internal and external costs incurred to acquire or create internal use software. Capitalized costs include external consulting fees, payroll and payroll-related costs and stock-based compensation for employees who are directly associated with, and who devote time to, the Company’s internal use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project; capitalization continues during the application development stage, and ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training, and post-implementation stages of the software development life cycle are expensed as incurred. Capitalized internal use software is included in property, plant, and equipment and is depreciated over 5 years once development is complete.

Acquired Intangible Assets and Long-Lived Assets
Acquired intangible assets consist of customer relationships and trademarks. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives.
The Company periodically evaluates the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If circumstances require a long-lived asset or asset group to be tested for impairment, then assets are required to be grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If the carrying amount of the assets exceeds the expected future undiscounted net cash flows to be generated by the assets, then an impairment charge is recognized to the extent the carrying amount of the asset exceeds its fair value. For the year ended September 30, 2023, $0.1 million of impairment losses were recognized. No impairment losses were recognized in the years ended September 24, 2022 and September 25, 2021.
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
The design, assembly, and installation of a System includes substantive customer-specified acceptance criteria that allow the customer to accept or reject Systems that do not meet the customer’s specifications. When the Company cannot objectively determine that acceptance criteria will be met upon contract inception, revenue relating to Systems is deferred and recognized at a point in time upon final acceptance from the customer. If acceptance can be reasonably certain upon contract inception, revenue is recognized over time based on an input method, using a cost-to-cost measure of progress. During fiscal year 2021, the Company was able to objectively determine that acceptance criteria will be met upon contract inception, and as such, for contracts with customers entered into during fiscal year 2021 through 2023, revenue related to systems is accounted for over time as described above.
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
Costs to fulfill a contract are presented as deferred expenses on the consolidated balance sheets and consist of costs incurred by the Company to fulfill its obligations under a contract once it is obtained, but before transferring goods or services to the customer. These costs relate directly to a contract that the Company can specifically identify, are costs to generate or enhance resources of the Company that are used in satisfying performance obligations and are costs which are expected to be recovered. Accordingly, these costs are recognized on the consolidated balance sheets as an asset and are recognized consistent with the pattern of the transfer of the goods or services to which the asset relates. For all contracts, the Company recognizes anticipated contract losses as a charge to cost of revenue as soon as they become evident. As of September 30, 2023, there were no anticipated contract losses recorded in accrued expenses on the consolidated balance sheets.
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
An allowance for future sales returns is established based on historical trends in product return rates. There was no allowance for future sales returns at September 30, 2023, September 24, 2022, and September 25, 2021.
Warrant Transactions
On July 23, 2023, the Company, New Symbotic Holdings, and Symbotic US (collectively, the “Symbotic Group”), entered into a Framework Agreement (the “Framework Agreement”) with Sunlight Investment Corp., a Delaware corporation (“Sunlight”), SVF II Strategic Investments AIV LLC, a Delaware limited liability company (“SVF” and, together with Sunlight, “SoftBank”), and GreenBox Systems LLC, a Delaware limited liability company (“GreenBox”), related to the formation of GreenBox as a strategic joint venture between the Symbotic Group and SoftBank, the entry into a Limited Liability Company Agreement of GreenBox and Master Services, License and Equipment Agreement and the issuance of a warrant to purchase Class A Common Stock of Symbotic (the “GreenBox Warrant”). The GreenBox Warrant issues SoftBank warrants to acquire up to an aggregate of 11,434,360 shares of Symbotic Class A common stock, subject to certain vesting conditions as GreenBox makes expenditures of the Company’s warehouse automation system under the Framework Agreement. Upon vesting, units may be acquired at an exercise price of $41.9719. The right to purchase units in connection with the GreenBox Warrant expires on July 23, 2032.
On April 30, 2021, the Company and Walmart Inc. (“Walmart”) entered into a Subscription Agreement (the “Subscription Agreement”), in which the Company issued to Walmart warrants to acquire up to an aggregate of 714,022 shares of the Legacy Warehouse Class A Units (the “Warrants” and the Class A Units issuable thereunder, the “Warrant Units”), subject to certain vesting conditions. Warrants equivalent to 6.5% of the Company’s then outstanding and issuable Common Units, or 446,741 units, vested upon the signing of the Subscription Agreement. Warrants equivalent to up to 3.5% of the Company’s then outstanding and issuable Common Units, or 267,281 units, were subject to vest in connection with conditions defined by the terms of the Warrant, as Walmart made additional expenditures to the Company in connection with the Subscription Agreement, and vested on May 20, 2022. Upon vesting, units were acquired at an exercise price of $389.03. The right to purchase units in connection with the Subscription Agreement expires on April 30, 2031. On May 20, 2022, the Company and Walmart entered into the 2nd Amended and Restated Master Automation Agreement (“2nd A&R MAA”), in which the Company issued to Walmart a new warrant to acquire up to an aggregate of 258,972 Legacy Warehouse Class A Units (“May 2022 Warrant”), subject to certain vesting conditions. In connection with the closing of the Business Combination, the May 2022 Warrant was converted into a new warrant to acquire up to an aggregate of 15,870,411 common units of Symbotic Holdings (“June 2022 Warrant” and, the common units of Symbotic Holdings issuable thereunder, the “Warrant Units”). Warrant Units equivalent to up to 3.6% of the Company’s then outstanding and issuable Common Units, or 15,870,411 units, may vest in connection with conditions defined by the terms of the June 2022 Warrant. Upon vesting, units may be acquired at an exercise price of $10.00. The right to purchase units in connection with the June 2022 Warrant expires on June 7, 2027.
The warrant units granted to Walmart and the GreenBox Warrant are accounted for as equity instruments and measured in accordance with ASC 718, Compensation—Stock Compensation. These instruments are classified in the consolidated statements of operations in accordance with ASC 606, Revenue from Contracts with Customers, and ASU 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (“ASU 2019-08”). For awards granted to a customer which are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of the transaction price, in accordance with ASC 606. To determine the fair value of the warrants in accordance with ASC 718, the Company used pricing models based in part on assumptions for which management is required to use judgment. Based on the fair value of the awards, the

Company determines the amount of warrant expense based on the customer’s pro-rata achievement of vesting conditions, which is recorded as a reduction to the transaction price.
Research and Development Expenses
Costs incurred in the research and development of the Company’s products are expensed as incurred, except for certain internal use software development costs eligible for capitalization as discussed above. Research and development costs include personnel, contracted services, materials, and indirect costs involved in the design and development of new products and services, as well as depreciation expense.
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
Income Taxes
As a result of the Business Combination, the Company was appointed as the sole managing member of Symbotic Holdings. Symbotic Holdings is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income taxes. Any taxable income or loss generated by Symbotic Holdings is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis, subject to applicable tax regulations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of Symbotic Holdings. Additionally, there are foreign subsidiaries of Symbotic Holdings that are subject to income tax in their local jurisdictions. Refer to Note 11, Income Taxes, for further details.
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
The Company will cease to be an EGC on the date that is the earliest of (i) the end of the fiscal year in which total annual gross revenue exceeds $1.235 billion, (ii) the last day of the Company’s fiscal year following March 11, 2026 (the fifth anniversary of the date on which SVF 3 consummated the initial public offering of SVF 3), (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the preceding three-year period; or (iv) the end of the fiscal year in which the market value of the Company’s common stock held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter. As of the last business day of the most recently completed second fiscal quarter ended March 25, 2023, the market value of the Company’s common stock held by non-affiliates was approximately $517.0 million (based on the closing sales price of the Class A common stock on March 24, 2023 of $21.68). Additionally, the Company’s total annual revenue did not exceed $1.235 billion for the year ended September 30, 2023, and the Company has not issued any non-convertible debt during the preceding three-year period. Therefore, the Company continues to be an EGC as of the end of the current fiscal year ended September 30, 2023.

Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). The ASU requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with a new transition method where comparative periods presented in the financial statements in the period of adoption will not need to be restated. Under this new transition method, an entity initially applies the provisions of the standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted ASU 2016-02 and ASU 2018-11 on September 25, 2022, as required by the ASUs, and utilized the cumulative effect adjustment approach, which did not result in an adjustment to the Company’s opening balance of retained earnings. At adoption, the Company recognized ROU assets and lease liabilities of $5.5 million and $6.4 million, respectively, on the balance sheet at September 25, 2022. The new standard did not materially impact the statements of operations, cash flows, or stockholders’ equity (deficit). In addition, the Company provides expanded disclosures related to its leasing arrangements in accordance with these ASUs. Refer to Note 6, Leases, for additional information.
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
Following the Business Combination, consistent with the Up-C structure, Legacy Warehouse unitholders hold their economic interests directly in New Symbotic Holdings. All other investors, including SVF 3 shareholders, hold their economic interests through Symbotic Inc. Legacy Warehouse unitholders also hold voting interests in Symbotic Inc. in the form of voting stock with no economic rights (including rights to dividends and distributions upon liquidation). The Company issued an aggregate of 60,844,573 shares of Class V-1 Common Stock and 416,933,025 shares of Class V-3 Common Stock, each of which is exchangeable, together with a New Symbotic Holdings Common Unit, into an equal number of Class A Common Stock. Each of the then-issued and outstanding shares of Class B Common Stock were converted into a share of Class A Common Stock at the Effective Time.
Pursuant to the Merger Agreement, the Legacy Warehouse unitholders were entitled to receive an aggregate of up to 20.0 million New Symbotic Holdings Common Units and an equal number of shares of the Company's Class V-1 Common Stock (“Earnout Shares”). The Earnout Shares were to be issued if the Class A Common Stock volume weighted average price of shares was greater than or equal to $12.00 (“Triggering Event I”), $14.00 (“Triggering Event II”), and $16.00 (“Triggering Event III”) per share for a certain period of time. A total of 6,666,667 Earnout Shares were issued upon Triggering Event I, 6,666,667 Earnout Shares were issued upon Triggering Event II, and 6,666,666 Earnout Shares were issued upon Triggering Event III. All three triggering events were achieved by the end of the preceding fiscal year, September 24, 2022, which resulted in a one-time issuance of 20.0 million of New Symbotic Common Units and an equal number of shares of the Company’s Class V-1 Common Stock to certain existing stockholders of Symbotic Inc.
In connection with the Domestication, the 9,040,000 shares held by SVF 3 insiders (“Sponsor Shares”) converted to the Company's Class A Common Stock. Pursuant to a letter agreement entered into in connection with the Merger Agreement (i) 60% or 5,424,000 Sponsor Shares vested at the Closing, (ii) 20% or 1,808,000 Sponsor Shares vested upon the occurrence of Triggering Event I, and (iii) 20% or 1,808,000 of the Sponsor Shares vested upon the occurrence of Triggering Event II.
Concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements with certain investors (the “PIPE”), pursuant to which the PIPE investors purchased, immediately prior to the closing, an aggregate of $205.0 million of the Company's Class A Common Stock at a purchase price of $10.00 per share, or 20.5 million Class A Common Stock.
In connection with SVF 3's initial public offering (“IPO”), SVF 3 entered into a forward purchase agreement (the “FPA”) with SVF II SPAC Investment 3 (DE) LLC (the “Forward Purchase Investor”), an affiliate of the sponsor of SVF 3, SVF Sponsor III (DE) LLC, pursuant to which the Forward Purchase Investor elected to purchase an aggregate of $200.0 million Class A Common Stock for $10.00 per share, or 20.0 million Class A Common Stock. The Forward Purchase was consummated immediately prior to the consummation of the Merger.
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
(1) Excludes 20,000,000 Earnout Interests and 3,616,000 Sponsor Shares which were subject to vesting based on achievement of certain share price targets.
(2) Excludes approximately 15,870,411 unvested warrant units at the time of the Closing.
(3) Class V-1 and V-3 common stock are non-economic and carry one and three votes per share, respectively, whereas Class A Common Stock are economic shares and have one vote per share.
(4) Includes 200,000 shares issued as part of a working capital loan settlement.
The Company incurred $37.1 million in transaction costs relating to the Business Combination with SVF 3, which was offset against additional paid-in capital in the Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit).
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
The following table summarizes the ownership of Symbotic Inc. stock for the year ended September 30, 2023.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Beginning of period	57,718,836	496,170,413	553,889,249
Issuances	3,051,364	—	3,051,364
Exchanges	21,342,681	(21,342,681)	—
Cancellations	—	(367,694)	(367,694)
End of period	82,112,881	474,460,038	556,572,919	14.8%	85.2%	100%
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

Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	September 30, 2023	September 24, 2022
Accounts receivable	$69,206	$3,412
Unbilled accounts receivable	$121,149	$101,816
Contract liabilities	$787,227	$425,709
The change in the opening and closing balances of the Company’s accounts receivable primarily results from the increase in ongoing customer system implementations in the current fiscal year as well as the timing of when customer payments are due. The change in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and the customer’s payment. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary, and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. During the years ended September 30, 2023 and September 24, 2022, the Company recognized $387.6 million and $359.5 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2023 was $23.3 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement with Walmart to implement systems in all of Walmart’s 42 regional distribution centers, as well as the Commercial Agreement with GreenBox for which Symbotic will implement its warehouse automation system into GreenBox distribution center locations. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty. The Company expects to recognize approximately 8% of its remaining performance obligations as revenue in the next 12 months, approximately 60% of its remaining performance obligations as revenue within 5 years, and the remaining thereafter, which is dependent on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
6. Leases
In connection with the adoption of ASUs 2016-02 and 2018-11 (see Note 2, Summary of Significant Accounting Policies), the Company updated its policy for recognizing leases under ASC Topic 842. A summary of the updated policy is included in Note 2, Summary of Significant Accounting Policies. Prior to September 25, 2022, the Company accounted for leases under ASC Topic 840, Leases.
Lease Portfolio
The Company leases office space in Wilmington, MA and Montreal, QC through operating lease arrangements. The Company has no finance lease agreements. The operating lease arrangements expire at various dates through December 2030.
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
The following table presents the balance sheet location of the Company’s operating leases (in thousands):

September 30, 2023
ROU assets:
Other long-term assets	$12,398

Lease Liabilities:
Accrued expenses and other current liabilities	$1,347
Other long-term liabilities	12,291
Total lease liabilities	$13,638
The following table presents maturities of the Company’s operating lease liabilities as of September 30, 2023, presented under ASC Topic 842 (in thousands):

September 30, 2023
Fiscal year 2024	$2,335
Fiscal year 2025	2,037
Fiscal year 2026	2,419
Fiscal year 2027	2,551
Fiscal year 2028 and thereafter	8,833
Total future minimum payments	$18,175
Less: Implied interest	(4,537)
Total lease liabilities	$13,638
As of September 30, 2023, the weighted-average remaining lease term and the weighted-average incremental borrowing rate of the Company’s operating leases was approximately 6.29 years and 7.9%, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $2.0 million for the year ended September 30, 2023. Net rental expense under operating leases was $3.0 million for the year ended September 30, 2023, $2.4 million for the year ended September 24, 2022, and $2.3 million for the year ended September 25, 2021.
As previously disclosed in our fiscal year 2022 Annual Report on Form 10-K and under the previous lease accounting standard, the future minimum lease payments under all noncancellable operating lease agreements as of September 24, 2022 are as follows (in thousands):

Total
Fiscal year 2023	$2,301
Fiscal year 2024	2,335
Fiscal year 2025	2,037
Fiscal year 2026	557
Fiscal year 2027 and thereafter	—
Total future minimum payments	$7,230

7. Inventories
Inventories at September 30, 2023 and September 24, 2022 consist of the following (in thousands):

	Year Ended
	September 30, 2023	September 24, 2022
Raw materials and components	$124,446	$88,999
Finished goods	11,675	2,901
Total inventories	$136,121	$91,900
Inventory reserves for the years ended September 30, 2023 and September 24, 2022 were $10.3 million and $1.0 million, respectively.
During the second quarter and fourth quarter of fiscal year 2023, inventory impairment charges of $5.2 million and $14.5 million were recorded, respectively, resulting from management’s commitment to actions to restructure certain parts of the Company within the U.S. and Canada, as further described in Note 9, Severance Charges. These impairment charges were recorded within Systems Cost of Revenue in the Consolidated Statements of Operations.

8. Property and Equipment
Property and equipment at September 30, 2023 and September 24, 2022 consists of the following (in thousands):

	Year Ended
	September 30, 2023	September 24, 2022
Computer equipment and software, furniture and fixtures, and test equipment	$40,437	$45,818
Internal use software	5,638	—
Leasehold improvements	7,194	2,904
Total property and equipment	53,269	48,722
Less accumulated depreciation	(18,762)	(23,844)
Property and equipment, net	$34,507	$24,878
Depreciation expense was $9.0 million for the year ended September 30, 2023, $5.5 million for the year ended September 24, 2022, and $4.0 million for the year ended September 25, 2021.
9. Severance Charges
During the second quarter of fiscal year 2023, management committed to actions to restructure certain parts of the Company within the U.S. and Canada to better position the Company to become more agile in delivering its solutions through various outsourcing partnerships. As a result, certain headcount reductions were necessary, and the Company recognized $2.3 million of expense associated with these actions, which is included within selling, general, and administrative expenses on the Consolidated Statements of Operations for the year ended September 30, 2023. The charges related to these actions have been completed within the fiscal year. The costs incurred related to employee severance are recorded as a liability when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these charges is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
The following table presents the activity related to the Company’s severance liability as of September 30, 2023 (in thousands). The Company did not have material severance activity for the period ended September 24, 2022.

September 30, 2023
Severance liability at September 24, 2022	$1,051
Severance charges	6,388
Cash paid and other	(6,237)
Severance liability at September 30, 2023	$1,202

10. Intangible Assets
Intangible assets acquired in connection with a 2014 business acquisition are being amortized on a straight-line basis over their estimated useful lives. The estimated weighted average useful life of the identified intangible assets are as follows:

Estimated Weighted Average Useful Life
Customer relationships	10 years
Trademarks	3 years
Amortization expense was $0.4 million for the year ended September 30, 2023, $0.5 million for the year ended September 24, 2022, and $0.5 million for the year ended September 25, 2021. The following table presents the Company’s intangible assets as of the dates indicated (in thousands):

	Year Ended
	September 30, 2023			September 24, 2022
	Intangibles, gross	Accumulated amortization	Intangibles, net	Intangibles, gross	Accumulated amortization	Intangibles, net
Customer relationships	$4,338	$(4,121)	$217	$4,335	$(3,685)	$650
Trademarks	729	(729)	—	729	(729)	—
Intangible assets	$5,067	$(4,850)	$217	$5,064	$(4,414)	$650
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated (in thousands):

Total
Fiscal year 2024	$217
Fiscal year 2025 and thereafter	—
Total	$217
11. Income Taxes
The components of income/(loss) before provision for income taxes are as follows (in thousands):

	Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021
Income/(Loss) before income tax expense:
U.S.	$(216,891)	$(144,119)	$(126,549)
Foreign	4,377	5,030	4,235
Total	$(212,514)	$(139,089)	$(122,314)

The provision (benefit) for income taxes consists of the following (in thousands):

Year Ended
September 30, 2023
Current:
Federal	$—
State	307
International	(13)
Total current taxes	$294

Deferred:
Federal	$—
State	—
International	(4,914)
Total deferred taxes	$(4,914)

Provision (benefit) for Income Taxes	$(4,620)
There was no provision for income taxes for the years ended September 24, 2022 and September 25, 2021.
The following is a reconciliation of the expected U.S. Federal income tax rate to the effective tax rate for the years ended September 30, 2023, September 24, 2022, and September 25, 2021 (dollars in thousands):

	September 30, 2023		September 24, 2022		September 25, 2021
Loss before income tax	$(212,514)		$(139,089)		$(122,314)

Tax on pre-tax loss	(44,628)	21%	(29,209)	21%	(25,686)	21%
Loss not subject to tax	39,497	(19)%	27,767	(20)%	25,686	(21)%
State income tax rate	(3,363)	2%	(744)	1%	—	—
Permanent differences	992	—%	46	—%	889	(1)%
Adjustment for foreign income tax rate differential	241	—%	1,346	(1)%	233	—%
Credits	(1,218)	1%	(374)	—%	—	—
Valuation allowance	3,187	(1)%	1,168	(1)%	(993)	1%
Impact on foreign activity	575	—%	—	—	—	—
Return to provision	88	—%	—	—	—	—
Other	9	—%	—	—	(129)	—%
Total income tax	$(4,620)	2%	$—	—%	$—	—%

The following is a summary of the significant components of the Company’s net deferred tax assets as of September 30, 2023 and September 24, 2022 (in thousands):

	Year Ended
	September 30, 2023	September 24, 2022
Deferred tax assets:
Net operating losses	$21,703	$11,361
Investment in Symbotic Holdings, LLC	439,547	146,894
Tax Receivable Agreement	24,574	5,209
Other	409	68
Credits	7,184	5,487
Total deferred tax assets before valuation allowance	493,417	169,019
Valuation allowance	(486,920)	(168,308)
Total deferred tax assets after valuation allowance	6,497	711

Deferred tax liabilities:
Foregone FTC	(575)	—
ROU asset	(286)	—
Foreign R&D credit recapture	(718)	(711)
Total deferred tax liabilities	(1,579)	(711)
Net deferred tax asset	$4,918	$—
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
Valuation Allowance
The Company has established a valuation allowance related to domestic and foreign deferred tax assets on deductible temporary differences, tax losses, and tax credit carryforwards. Due to a change in circumstances during the year ended September 30, 2023, the Company now believes it will have sufficient future operating income to realize a portion of the beginning of the year’s foreign deferred tax assets. Therefore the Company has released $6.1 million of its valuation allowance. The remaining valuation allowance at September 30, 2023 of $486.9 million consists of $480.3 million in the United States and $6.6 million in foreign jurisdictions. The change in the valuation allowance in fiscal year 2023 of $318.6 million primarily relates to the Company’s investment in Symbotic Holdings LLC, tax receivable agreement, and tax carryforward attributes.
Net Operating Losses
As of September 30, 2023, the Company had a U.S. federal net operating loss carryforwards of $55.3 million and gross state net operating loss carryforwards of $50.0 million. U.S. federal and certain state net operating losses generated in 2018 and beyond have no expiration. The remaining state net operating losses expire at various dates through 2043. As of September 30, 2023, the Company had Canadian net operating loss (“NOL”) carryforwards of approximately $27.7 million federal and $26.1 million provincial. The Canadian NOL carryforwards expire in various years through 2039, and are subject to review and possible adjustment by the applicable taxing authorities. Utilization of the domestic federal or Canadian NOL carryforwards may be subject to annual limitations due to ownership changes that have occurred previously or that could occur in the future. The Company has not completed any studies to determine if any of these events have occurred that would result in such limitations. Accordingly, further limitations could arise upon the completion of such studies.
As of September 30, 2023, United States income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries as the Company intends to permanently reinvest.
Uncertain Tax Positions
The Company accounts for uncertain tax positions using a more likely than not threshold for recognizing and resolving uncertain tax positions. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. For the years ended September 30, 2023 and September 24, 2022, the Company had no unrecognized tax benefits.
Tax Receivable Agreement
As of September 30, 2023, future payments under the TRA with respect to the purchase of Symbotic Holdings Units which occurred as part of the Business Combination and through September 30, 2023 are expected to be $350.3 million. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by the Company as a result of exchanges by its pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income before taxes on the consolidated statement of operations in the period in which the change occurs. As of September 30, 2023, no TRA liability was recorded based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net U.S. deferred tax asset.
12. Employee Benefit Plans
Symbotic sponsors a defined-contribution benefit plan under the provisions of Section 401(k) of the U.S. Internal Revenue Code. This plan covers substantially all of the Company’s employees meeting eligibility criteria and contributions to the plan are determined by the plan provisions or at the discretion of the Board of Managers. Symbotic contributions to the plan were $3.9 million, $2.4 million, and $1.9 million for the years ended September 30, 2023, September 24, 2022, and September 25, 2021, respectively.
Symbotic Canada sponsors a Registered Retirement Savings Plan that qualifies as a defined-contribution benefit plan, which covers a portion of Symbotic Canada’s management. Symbotic Canada contributions to the plan were $0.3 million, $0.3 million, and $0.2 million for the years ended September 30, 2023, September 24, 2022, and September 25, 2021, respectively.
13. Fair Value Measures
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
The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability
The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of September 30, 2023 and September 24, 2022 (in thousands):

	Year Ended
	September 30, 2023				September 24, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$219,945	$—	$—	$219,945	$333,388	$—	$—	$333,388
U.S. Treasury Securities	—	286,736	—	286,736	—	—	—	—
Total assets	$219,945	$286,736	$—	$506,681	$333,388	$—	$—	$333,388
The Company had no liabilities measured and recorded at fair value on a recurring basis as of September 30, 2023 and September 24, 2022.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At September 30, 2023, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
At September 30, 2023, the amortized cost of the Company’s U.S. Treasury securities is $281.3 million, with unrealized gains of $5.5 million and no unrealized losses, resulting in a fair value of $286.7 million. As applicable, when making the determination as to whether unrealized losses are other-than-temporary, the Company considers the length of time and extent to which each investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, and the time to maturity. For the year ended September 30, 2023, there is no cash and cash equivalents related to U.S. Treasury securities with an original maturity of three months or less which are included in the amortized cost balance of $281.3 million.
14. Related Party Transactions
Insurance Coverage
Prior to the first quarter of fiscal year 2023, the Company was covered under the C&S Wholesale Grocers, Inc. (“C&S”) workers’ compensation, general liability, auto liability risk, and technology errors and omissions insurance which C&S managed through the utilization of high deductible insurance policies. C&S is an affiliate of the Company as the same individual, certain of his family members and certain affiliated entities and trusts of the individual and his family members, in the aggregate, control both entities. The Company paid $2.3 million, and $1.8 million to C&S related to this insurance coverage during the years ended September 24, 2022, and September 25, 2021, respectively. The amounts were expensed to operations as incurred.
Aircraft Time Sharing Agreement
In December 2021 and May 2022, the Company entered into two separate agreements with C&S whereby the Company's officials, employees, and guests are permitted to use the two C&S aircrafts on an as-needed and as-available basis, with no minimum usage being required (the “Agreements”). As there is no defined period of time stated within the Agreements, the Company does not consider these to meet the definition of a lease, and as such, records payments in the period in which the obligation for the payment is incurred. The Company incurred expense of $0.9 million and $0.7 million related to usage of the aircrafts for the years ended September 30, 2023 and September 24, 2022, respectively.
Usage of Facility and Employee Services
In the fourth quarter of fiscal year 2022, the Company entered into a license arrangement with C&S whereby C&S is providing receiving and logistics services for the Company within C&S distribution facilities. The arrangement also provides for C&S employees assisting with certain of the Company’s operations. The Company incurred $2.9 million and $0.2 million of expense related to this arrangement for the years ended September 30, 2023 and September 24, 2022, respectively.
Customer Contracts
The Company has customer contracts with C&S relating to systems implementation, software maintenance services and the operations of a warehouse automation system. Revenue of $15.8 million, $3.5 million, and $2.9 million was recognized for the years ended September 30, 2023, September 24, 2022, and September 25, 2021, respectively, relating to these customer contracts. There was $0.9 million accounts receivable due from C&S at September 30, 2023 and no accounts receivable due from C&S at September 24, 2022. There was $9.3 million and $0.5 million of deferred revenue relating to contracts with C&S at September 30, 2023 and September 24, 2022, respectively.
15. Commitments and Contingencies
Purchase Obligations
The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased and fixed minimum, or variable price provisions. The majority of the purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $1.2 billion as of September 30, 2023.
Lease Commitments
The Company leases certain of its facilities under operating leases expiring in various years through 2030. Refer to Note 6, Leases for a schedule of future lease payments under non-cancellable leases as of September 30, 2023.
Warranty
The Company provides a limited warranty on its warehouse automation system and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021
Balance at beginning of period	$9,004	$3,735	$—
Provision	16,833	7,329	4,652
Warranty usage	(6,889)	(2,060)	(917)
Balance at end of period	$18,948	$9,004	$3,735
Contingencies
Liabilities for any loss contingencies arising from claims, assessments, litigation, fines, penalties, and other matters are recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. As of September 30, 2023, the Company had made appropriate provisions related to such matters and does not believe that such matters will have a material adverse effect on the Company’s consolidated operations, financial position, or liquidity.
Indemnifications
In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. The

Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is not material. Accordingly, the Company has no liabilities recorded for these obligations as of September 30, 2023 and September 24, 2022.
16. Variable Interest Entities
VIEs are entities with any of the following characteristics: (i) the entity does not have enough equity to finance its activities without additional financial support; (ii) the equity holders, as a group, lack the characteristics of a controlling financial interest; or (iii) the entity is structured with non-substantive voting rights.
Consolidation of a VIE is required for the party deemed to be the primary beneficiary, if any. The primary beneficiary is the party who has both (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.
On July 23, 2023, the Company, New Symbotic Holdings, and Symbotic US (collectively, the “Symbotic Group”), entered into a Framework Agreement (the “Framework Agreement”) with Sunlight Investment Corp., a Delaware corporation (“Sunlight”), SVF II Strategic Investments AIV LLC, a Delaware limited liability company (“SVF” and, together with Sunlight, “SoftBank”), and GreenBox Systems LLC, a Delaware limited liability company (“GreenBox”), related to the formation of GreenBox as a venture between the Symbotic Group and SoftBank, the entry into a Limited Liability Company Agreement of GreenBox and Master Services, License and Equipment Agreement (the “Commercial Agreement”) and issuance of a warrant to purchase Class A Common Stock of Symbotic (the “GreenBox Warrant”).
GreenBox was established on July 21, 2023, to build and automate supply chain networks globally by operating and financing the Company’s advanced A.I. and automation technology for the warehouse. Symbotic Holdings and Sunlight own 35% and 65% of GreenBox, respectively. On July 23, 2023, GreenBox entered into a Commercial Agreement with Symbotic US with respect to the purchase of Symbotic’s automated case handling systems, as noted in Note 5, Revenue. The Company evaluated for VIEs upon the formation of GreenBox in accordance with ASC 810, Consolidation. The Company holds a variable interest in GreenBox through its equity interest in GreenBox. GreenBox is a VIE resulting from GreenBox’s lack of sufficient equity to finance its operations without additional subordinated financial support from both the Company and SoftBank. The consolidation of GreenBox is not required as the Company is not the primary beneficiary of this VIE as it does not have the power to direct the activities that most significantly impact GreenBox’s economic performance. Such power is conveyed through GreenBox’s board of directors and the Company does not have control over GreenBox’s board of directors. The Company calculated its maximum exposure to loss while considering its equity investment in the VIE, any amounts owed to the Company for services which may have been provided, net of any unearned revenue commitments from the VIE under the Commercial Agreement, and future funding commitments. As of September 30, 2023, there is no carrying value of the VIE as no significant activity had occurred in the period related to the VIE. As of September 30, 2023 the Company does not have a maximum exposure to loss as the Company’s future funding commitment is less than the revenue commitment from the VIE under the Commercial Agreement.
17. Equity
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
As the Business Combination was accounted for as a reverse recapitalization, all periods prior to the Business Combination were retroactively adjusted using the Exchange Ratio as stipulated by the Merger Agreement for the equivalent number of shares outstanding immediately after the Merger to effect the reverse recapitalization. The Class A Units were converted into Common Stock using an exchange ratio of 61.28 per share, the Class B Units were converted into Common Stock using an exchange ratio of 47,508,300.00 per share, the Class B-1 Units were converted into Common Stock using an exchange ratio of 24,031,400.00 per share, and the Class C Units were converted into Common Stock using an exchange ratio of 58.15 per share. This is presented within the consolidated statements of changes in redeemable preferred and common units and equity (deficit).
Class A Common Stock
The Company is authorized to issue 3,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 82,112,881 shares were issued and outstanding on September 30, 2023.
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
Class V-1 Common Stock and Class V-3 Common Stock
The Company is authorized to issue 1,000,000,000 shares of Class V-1 Common Stock and 450,000,000 shares of Class V-3 Common Stock, both which have a par value of $0.0001 and all of which were issued to the Legacy Warehouse unitholders in connection with the Closing of the Business Combination, as described in Note 3, Business Combination. As of September 30, 2023 there were 66,931,097 shares of Class V-1 and 407,528,941 shares of Class V-3 Common Stock outstanding. For the year ended September 30, 2023, the Legacy Warehouse unitholders exchanged 11,938,597 and 9,404,084 shares of Class V-1 and Class V-3 Common Stock, respectively, together with a corresponding number of New Symbotic Holdings Common Units, into an equal number of Class A Common Stock. The Company did not receive any proceeds as a result of this exchange.
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
Liquidation Rights
The holders of shares of Class V-1 Common Stock and Class V-3 Common Stock will not be entitled to receive any of the Company’s assets in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company.
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
Preferred Stock
The Company is authorized to issue 50,000,000 shares of undesignated preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding on September 30, 2023.
Legacy Warehouse Membership Interests
For the year ended September 25, 2021, the Company was authorized to issue up to 6,426,208 Units in the aggregate, of which 5,997,632 are designated as Class A Units, one Unit is designated as a Class B Unit, two Units are designated as Class B-1 Units, two Units are designated as Class B-2 Units and 428,571 Units are designated as Class C Units.
As of September 25, 2021, there were 5,997,632 Class A Units, one Class B Unit, one Class B-1 Unit and 428,571 Class C Units outstanding. As discussed above, these outstanding units were converted into Common Stock as part of the Business Combination during fiscal year 2022.
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
Liquidation Rights
In the event of liquidation, dissolution, or winding up of the Company, the five classes of membership interests rank in the following order of priority: the Class B-2 Units are the most senior, followed by Class B-1 Unit, then the Class B Unit, and then both the Class A Units and Class C Units treated as a single class. The holders of the Preferred Units are entitled to a liquidation preference equal to the sum of the Unreturned Preferred Capital (defined as the initial investment and subsequent contributions, less distributions, if any) and the applicable unpaid Preferred Return (collectively, the “Liquidation Preference”) in the order described in the preceding sentence, prior to any distribution to holders of the Class A Units and Class C Units. Upon the payment in full of the Liquidation Preference, any remaining assets available for distribution shall be distributed ratably to the holders of the Class A Units and Class C Units, however, for the Class C Units only to the extent that the value exceeds the applicable Hurdle Value (see Note 19, Stock-Based Compensation and Warrant Units). Any remaining value that does not exceed the Hurdle Value for any particular Class C Unit shall be distributed to the holders of Class A Units (and any other Class C Units entitled to share in the distribution) based on their respective pro rata holdings of all such Class A (and Class C) Units. The Company classified its redeemable Preferred Units (Class B, B-1, and B-2 Units) as mezzanine equity, or outside of members’ deficit, because the units contain liquidation features that are not solely within the Company’s control.
As of September 25, 2021, the aggregate Liquidation Preference for the Class B and B-1 Units was $691.3 million.
Redemption Rights
Upon written notice by the holders of a majority of a class of Preferred Units, the Company shall redeem all of the outstanding Preferred Units of such class. The redemption price payable to each holder of the class of Preferred Units shall equal the Liquidation Preference of the Preferred Units being redeemed. The Class C Units are subject to a put feature that allow holders to redeem vested Class C Units, subject to certain terms and conditions (see Note 19, Stock-Based Compensation and Warrant Units). The Class A Units do not have any redemption rights. Accordingly, the Preferred Units and the Class C Units are classified outside of permanent members’ deficit because they are redeemable by the holders.
18. Net Loss per Share
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A Common Stock (in thousands, except per share information):

	Year Ended
	September 30, 2023	September 24, 2022
Numerator - basic and diluted
Net loss	$(207,894)	$(139,089)
Less: Net loss attributable to Warehouse Technologies LLC unitholders prior to the Business Combination	—	(72,134)
Less: Net loss attributable to the noncontrolling interest post Business Combination	(184,028)	(60,092)
Net loss attributable to common shareholders	$(23,866)	$(6,863)
Denominator - basic and diluted
Weighted-average shares of Class A Common Stock outstanding	64,338,580	54,086,381
Loss per share of Class A Common Stock - basic and diluted	$(0.37)	$(0.13)
The Company’s Class V-1 Common Stock and Class V-3 Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V-1 Common Stock and Class V-3 Common Stock under the two-class method has not been presented.
The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the RSUs, ESPP and Warrant Units. The average stock price for the year ended September 30, 2023 was $25.30. For the year ended September 30, 2023, there were 7,635,238 and 9,598,620 potentially dilutive common stock equivalents related to the RSUs and Warrant Units, respectively. The ESPP shares were not included as they created an anti-dilutive effect.
19. Stock-Based Compensation and Warrant Units
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
The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations (in thousands):

	Year Ended
	September 30, 2023	September 24, 2022
RSUs (service-based and performance-based)	$152,791	$26,858
Employee stock purchase plan	1,436	—
Total stock-based compensation expense	$154,227	$26,858

Effect of stock-based compensation expense on income by line item (in thousands):

	Year Ended
	September 30, 2023	September 24, 2022
Cost of revenue, Systems	$36	$—
Cost of revenue, Software maintenance and support	1,767	—
Cost of revenue, Operation services	4,344	—
Research and development	68,364	9,671
Selling, general, and administrative	79,716	17,187
Total stock-based compensation expense	$154,227	$26,858
For the year ended September 30, 2023, the Company capitalized $2.0 million of stock-based compensation expense to property and equipment related to internal use software projects and $0.5 million of stock-based compensation expense to prepaid expenses and other current assets and other-long term assets related to its ERP implementation project. There were no stock-based compensation costs capitalized for the years ended September 24, 2022 and September 25, 2021.
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
For RSUs with service-based vesting conditions, the fair value is calculated based on the Company’s closing stock price on the grant date, and the stock-based compensation expense is being recognized over the vesting period. Most RSUs with service-based vesting provisions vest in installments over a three-year period following the grant date. For RSUs with performance-based vesting conditions, management measures compensation expense based upon a review of the Company’s expected achievement against specified financial performance targets. Such compensation cost is being recorded to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time.
The following table summarizes the RSU activity for the periods presented:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 25, 2021	—	$—
Granted	14,363,196	15.81
Vested	(1,831,505)	15.81
Forfeited	(166,104)	15.81
Outstanding at September 24, 2022	12,365,587	$15.81
Granted	7,625,784	15.72
Vested	(4,187,313)	15.78
Forfeited	(2,920,043)	15.62
Outstanding at September 30, 2023	12,884,015	$15.81
The total fair value of RSUs that vested during the years ended September 30, 2023 and September 24, 2022 was $90.7 million and $29.0 million, respectively. For the years ended September 30, 2023 and September 24, 2022 the weighted-average fair value of RSU awards granted was $15.72 per share and $15.81 per share, respectively. As of September 30, 2023, 12.9 million RSUs were outstanding and unvested, with an aggregate value of $430.7 million and a weighted average remaining vesting period of approximately 0.94 years. These RSUs are expected to vest on various dates through 2027.
Employee Stock Purchase Plan
On June 3, 2022, the Company’s stockholders approved, and on June 7, 2022, the Company’s board of directors adopted the 2022 Employee Stock Purchase Plan (the “ESPP”). The ESPP authorizes the issuance of up to a total of 1,266,604 shares of common stock to participating employees, and allows eligible employees to purchase shares of Class A Common Stock at a 15% discount from the fair market value of the stock as determined on specific dates, which are typically at six-month intervals. The offering periods for the ESPP generally start on the first trading day on or after January 1st and July 1st of each year. However, the first offering period for the ESPP commenced on the first trading day after October 1, 2022 and ended on December 31, 2022, the second offering period commenced on the first trading day after January 1, 2023 and ended on June 30, 2023, and the third offering period commenced on the first trading day after July 1, 2023 and ends on February 28, 2024.
The fair value of employee options is estimated using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
September 30, 2023
Risk-free interest rate (%)	0.03 - 0.05
Expected term (years)	0.25 - 0.66
Volatility (%)	63.67 - 76.21
Expected dividends	—
The interest rate is based on the U.S. Treasury bond rate at the date of grant with a maturity approximately equal to the expected term. The expected term was based on terms of the offering period. The expected volatility for the Company’s common stock is based on an average of the historical volatility of a peer group of similar public companies. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The fair value of the Company’s common stock is the closing price of the stock on the date the offering period starts.
For the year ended September 30, 2023, 225,788 shares of common stock were issued to employees who participated in the plan with a weighted average purchase price of $10.20 per share for total cash proceeds of $2.6 million, net of taxes.
Class C Units
Prior to the Business Combination, the Company periodically granted Class C Units to employees, officers, and directors which vest over a period of up to five years, as determined by the Board of Managers. Each issuance of Class C Units entitles its holder to share in the appreciation in the fair market value (“FMV”) of the Company from the date of issuance, subject to any preferences or priorities payable to the Preferred Units. The Board shall establish a “Hurdle Value”, which shall not be less than the FMV on the date of such issuance of such Class C Unit and such units shall share only in appreciation of the FMV in excess of the Hurdle Value. Any distributions made with respect to Class C Units that have not yet become vested are held in a separate account for the benefit of the holder of the unvested units until such time as the units vest. The Class C Units are subject to a put feature that allow holders to redeem vested Class C Units. The put feature requires the holder to hold the units for at least six months from the date the Class C Units vest to the earliest date the put feature can be exercised. Accordingly, since the holder is exposed to the economic risks and rewards of unit ownership, the Class C Units are treated as equity classified awards. However, because redemption of the Class C Units is outside of the control of the Company: (i) the Class C Units are classified outside of permanent members’ deficit, and (ii) the carrying value of Class C Units is adjusted to redemption value at each reporting period through a charge to members’ deficit (until such time as the Class C Units are redeemed or forfeited). As further described in Note 17, Equity, the Class C Units were converted into Common Stock upon consummation of the Business Combination.

The following is a summary of Class C Units outstanding and vested immediately prior to the consummation of the Business Combination:

Class C Units
Balance at September 26, 2020	428,571
Granted	51,543
Redeemed	—
Forfeited	(51,543)
Balance at September 25, 2021	428,571
Granted	18,107
Redeemed	—
Forfeited	(18,107)
Balance at June 7, 2022	428,571
Vested at June 7, 2022	375,930
The Company recognized less than $0.1 million as compensation expense associated with the Class C Units for the year ended September 24, 2022 and $0.1 million as compensation expense for the year ended September 25, 2021.
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
The fair value of each Class C Unit grant was estimated on the date of the award using a Black-Scholes option pricing model with the following assumptions:

		Year Ended
	June 7, 2022	September 25, 2021
Dividend yield	0%	0%
Volatility(a)	45.0%	40.0%
Risk-free interest rate(b)	2.30%	0.29%
Expected term (years)(c)	2.00	2.00
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
The Company historically granted VAP Units to employees, officers, and directors that vested over a period of up to five years, as determined by the Board of Managers. No VAP Units were granted during the years ended September 24, 2022 and September 25, 2021. Following the Business Combination and in the fourth quarter of fiscal year 2022, all outstanding VAP Units for 20 employees were converted into the Company’s restricted stock units. The Company issued 2,350,795 RSUs to the legacy VAP Unit holders. The conversion of the VAP Units into RSUs was treated as a modification in accordance with ASC 718, and resulted in a charge of $24.4 million to additional paid-in capital on the date of the modification. This included a step-up in grant date fair value charge of $0.7 million, which was principally due to the difference between the VAP Units grant date hurdle rates and the Company’s stock price as of the modification date. Prior to the Business Combination, to the extent vested and exercisable, each VAP Unit could be exercised for a cash payment equal to the appreciation in the FMV of 1/100th of a Class C Unit. The following exercisability triggers must be met before any vested award may be exercised, with the achievement of each trigger allowing one third of the vested award to be exercised: (i) the end of the first fiscal year in which the Company meets or exceeds annual revenue (on a cash accounting basis) of $100 million, (ii) the end of the first fiscal year in which the Company becomes cash flow positive, and (iii) the end of the first fiscal year in which the Company generates positive earnings before interest, taxes, depreciation, and amortization (“EBITDA”).
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
The Company recognized $13.2 million and $11.6 million as compensation expense associated with the VAP Units for the years ended September 24, 2022 and September 25, 2021, respectively.
Warrant Units
GreenBox Warrant
On July 23, 2023, in connection with it entry into the Commercial Agreement with GreenBox, the Company issued Sunlight the GreenBox Warrant to acquire up to an aggregate of 11,434,360 shares of the Company’s Class A Common Stock, subject to certain vesting conditions. The GreenBox Warrant had a grant date fair value of $19.90 per unit. The GreenBox Warrant may vest in connection with conditions defined by the terms of the Warrant, as GreenBox makes additional expenditures to the Company in connection with the Framework Agreement. There are up to eight tranches based on increments of expenditures where approximately 1,429,295 additional warrant units may vest per tranche, subject to certain conditions defined by the terms of the Warrant. Upon vesting, warrant units may be acquired at an exercise price of $41.9719. The warrant units contain customary anti-dilution, down-round, and change-in-control provisions. The right to purchase units in connection with the GreenBox Warrant expires 36 months following the end of the initial term of the Framework Agreement which is July 23, 2027, or if applicable, the extension term of the Framework Agreement, which is July 23, 2029. As of September 30, 2023, none of the GreenBox Warrant units had vested.
Non-cash share-based payment expense associated with the GreenBox Warrant is recognized as vesting conditions are achieved, based on the grant date fair value of the warrants. The fair value of the GreenBox Warrant was determined as of the grant date in accordance with ASC Topic 718, Compensation – Stock Compensation, using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the vesting conditions stipulated in the warrant agreement in a large number of simulated scenarios. Additionally, the Black-Scholes pricing model was applied to determine the fair value of the GreenBox warrant after vesting. Key assumptions for the Monte Carlo simulation and Black-Scholes models include risk-free interest rate and historical stock price volatility of peer company shares. The Black-Scholes assumptions utilized in determining the grant date fair value of the GreenBox Warrant after vesting are included in the following table:

Selected Assumption
Strike price	$41.972
Volatility (a)	48.0%
Risk-free interest rate (b)	4.44%
Expected term (years) (c)	3.00
(a)The expected volatility is estimated based on the historical volatility of a select peer group of similar publicly traded companies for a term that is consistent with the expected term of the GreenBox Warrant.
(b)The risk-free interest rate is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected term of the GreenBox Warrant.
(c)The expected term is based on the contractual term of the GreenBox Warrant.
Walmart Warrants
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
Also in connection with its entry into the 2nd A&R MAA with Walmart, the Company issued Walmart a new warrant to acquire up to an aggregate of 258,972 Legacy Warehouse Class A Units (“May 2022 Warrant”), subject to certain vesting conditions. The May 2022 Warrants had a grant date fair value of $224.45. In connection with the Closing, the May 2022 Warrant was converted into a new warrant to acquire up to an aggregate of 15,870,411 common units of Symbotic Holdings (“June 2022 Warrant” and, the common units of Symbotic Holdings issuable thereunder, the “Warrant Units”). As of September 30, 2023, the June 2022 Warrant had vested and is exercisable, as the installation commencement date for certain Systems which the Company is installing in Walmart's 42 regional distribution centers had occurred. Upon vesting, units may be acquired at an exercise price of $10.00. The Warrant Units contain customary anti-dilution, down-round, and change-in-control provisions. The right to purchase units in connection with the June 2022 Warrant expires on June 7, 2027. On December 7, 2023, the Company received a notice of exercise from Walmart whereby Walmart noted their irrevocable election to exercise the outstanding 15,870,411 warrant units.
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
(c)The expected term is based on the contractual term of the June 2022 Warrant.
The following table summarizes the Company’s stock warrant activity for the year ended September 30, 2023:

Warrant Units
Outstanding and nonvested at September 25, 2021	267,281
Granted	258,972
Vested	(267,281)
Outstanding and nonvested at September 24, 2022	258,972
Granted	11,434,360
Vested	(258,972)
Outstanding and nonvested at September 30, 2023	11,434,360
The amount of provision for warrants recorded as a reduction of the transaction price for the Warrants during the twelve months ended September 30, 2023 was $101.3 million. As of September 30, 2023, total warrant balance related to the Walmart Warrants is $58.1 million and the remaining term of the agreement is 3.6 years.
20. Segment and Geographic Information
As more fully described in the Company’s Summary of Significant Accounting Policies, the Company operates in one operating segment. Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region (in thousands):

	Year Ended
	September 30, 2023	September 24, 2022	September 25, 2021
United States	$1,173,177	$589,944	$248,209
Canada	3,714	3,368	3,704
Total revenue	$1,176,891	$593,312	$251,913
Percentage of revenue generated outside of the United States	—%	1%	1%

Total property and equipment, net by geographical region (in thousands):

	Year Ended
	September 30, 2023	September 24, 2022
United States	$33,828	$23,640
Canada	679	1,238
Total property and equipment, net	$34,507	$24,878
Percentage of property and equipment, net held outside of the United States	2%	5%
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive and Chief Financial Officers and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.
Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based upon this evaluation and those criteria, management believes that, as of September 30, 2023, our internal controls over financial reporting were effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting for the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In the first quarter of fiscal 2024, we will begin upgrading our financial system, including our general ledger and other applications. This financial system will continue to be a significant component of our internal control over financial reporting as it is implemented.
Item 9B. Other Information
During the fiscal quarter ended September 30, 2023, the following director(s) and officer(s), as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408:
On August 18, 2023, Michael Dunn, the Company’s Senior Vice President, Sales, Marketing and Product Strategy, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Dunn’s Rule 10b5-1 trading plan provides for the sale of shares of Class A Common Stock that he has received or will receive following the vesting of various RSU grants. Mr. Dunn’s 10b5-1 trading plan calls for the sale of a percentage of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Dunn’s 10b5-1 trading plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares that may be sold pursuant to Mr. Dunn’s 10b5-1 trading plan is 367,290. Mr. Dunn’s Rule 10b5-1 trading plan expires on August 15, 2024, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).
On August 28, 2023, Todd Krasnow, a director of the Company, and his spouse, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Krasnow’s Rule 10b5-1 trading plan provides for the sale of up to a maximum of 62,000 shares of Class A Common Stock for which Mr. Krasnow is a beneficial owner as defined in Rule 16a-1(a) under the Exchange Act. Mr. Krasnow’s Rule 10b5-1 trading plan expires on April 26, 2024, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).
Certain of our directors or officers have made elections to participate in, and are participating in, our Incentive Compensation Plan, ESPP or our defined-contribution benefit plan under the provisions of Section 401(k) of the Internal Revenue Code and have may, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5–1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 30, 2023.
We have adopted a written code of business conduct and ethics that will apply to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code can be found at http:/ir.symbotic.com/corporate-governance/documents-charters under the link “Code of Business Conduct and Ethics.” In addition, we intend to post on our website all disclosures that are required by law or NASDAQ listing standards concerning any amendments to, or waivers from, any provision of the code of business conduct and ethics. The information on any of our websites is deemed not to be incorporated in this proxy statement or to be part of this proxy statement.
Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 30, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 30, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 30, 2023.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 30, 2023.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of September 30, 2023 and September 24, 2022
•Consolidated Statements of Operations for the years ended September 30, 2023, September 24, 2022 and September 25, 2021
•Consolidated Statements of Comprehensive Loss for the years ended September 30, 2023, September 24, 2022, and September 25, 2021
•Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit) for the years ended September 30, 2023, September 24, 2022, and September 25, 2021
•Consolidated Statements of Cash Flows for the years ended September 30, 2023, September 24, 2022, and September 25, 2021
•Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(b)    Exhibits

These exhibits listed below are filed or incorporated by reference into this Report.

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
2.1++	Agreement and Plan of Merger, dated as of December 12, 2021, by and among SVF Investment Corp. 3, Warehouse Technologies LLC, Symbotic Holdings LLC and Saturn Acquisition (DE) Corp.	8-K	2.1	12/13/2021
3.1	Certificate of Incorporation of Symbotic Inc.	8-K	3.1	6/13/2022
3.2	Bylaws of Symbotic Inc.	8-K	3.2	6/13/2022
4.1++	Warrant to Purchase Common Units, dated as of June 7, 2022, between Symbotic Holdings LLC and Walmart Inc.	8-K	4.1	6/13/2022
4.2	Warrant to Purchase Class A Common Stock, dated as of July 23, 2023, between Symbotic Inc. and Sunlight Investment Corp.	8-K	4.1	7/24/2023
4.3	Description of Securities of Symbotic Inc.	10-K	4.2	12/09/2022
4.4	Form of Indenture	S-3	4.1	7/24/2023
10.1++	Amended and Restated Registration Rights Agreement, dated as of June 7, 2022, by and among Symbotic Inc., SVF Sponsor III (DE) LLC, certain legacy directors of SVF Investment Corp. 3, and certain directors, officers and stockholders of Symbotic Inc.	8-K	10.1	6/13/2022
10.2	Tax Receivable Agreement, dated as of June 7, 2022, by and among Symbotic Inc., Symbotic Holdings LLC and certain members of Symbotic Holdings LLC.	8-K	10.2	6/13/2022
10.3++	Second Amended and Restated Limited Liability Agreement of Symbotic Holdings LLC, dated as of June 7, 2022.	8-K	10.3	6/13/2022
10.4#	Form of Indemnification Agreement, by and between Symbotic Inc. and each of its directors and executive officers.	8-K	10.4	6/13/2022
10.5#	Symbotic Inc. 2022 Omnibus Incentive Compensation Plan.	8-K	10.5	6/13/2022
10.6#	Form of Restricted Stock Unit Award Agreement under the Symbotic Inc. 2022 Omnibus Incentive Compensation Plan.	8-K	10.6	6/13/2022
10.7#	Form of Performance-Based Restricted Stock Unit Award Agreement under the Symbotic Inc. 2022 Omnibus Incentive Compensation Plan.	8-K	10.7	6/13/2022
10.8#	Symbotic Inc. 2022 Employee Stock Purchase Plan.	8-K	10.8	6/13/2022
10.9#	Symbotic LLC / Warehouse Technologies, LLC 2012 Value Appreciation Plan.	S-4	10.26	3/23/2022
10.10#	Symbotic LLC / Symbotic Canada ULC / Warehouse Technologies LLC Amended and Restated 2018 Long Term Incentive Plan.	S-4	10.27	3/23/2022
10.11#	Offer Letter, dated as of March 24, 2022, by and between Symbotic LLC and Michael J. Loparco.	S-4	10.28	4/22/2022
10.12	Forward Purchase Agreement, dated March 8, 2021, by and between SVF Investment Corp. 3 and SVF II SPAC Investment 3 (DE) LLC.	8-K	10.6	3/12/2021
10.13	Form of Subscription Agreement.	8-K	10.1	12/13/2021
10.14	Sponsor Letter Agreement, dated December 12, 2021, by and among SVF Investment Corp. 3, Warehouse Technologies LLC, SVF Sponsor III (DE) LLC and certain directors and officers of SVF Investment Corp. 3.	8-K	10.3	12/13/2021
10.15++	Unit Purchase Agreement, dated December 12, 2021, by and among SVF Investment Corp. 3, Warehouse Technologies LLC, Symbotic Holdings LLC, RJJRP Holdings, Inc., RBC 2021 4 Year GRAT 4 (U/A March 31, 2021) and RBC Millennium Trust (U/A June 19, 2000).	8-K	10.5	12/13/2021
10.16++^	Second Amended and Restated Master Automation Agreement, dated as of May 20, 2022, by and among Walmart Inc., Symbotic LLC and Warehouse Technologies LLC.	S-4	10.32	5/23/2022

10.17#	Offer Letter, dated as of April 21, 2017, by and between Symbotic LLC and Michael Dunn.	8-K	10.17	6/13/2022
10.18#	Offer Letter, dated as of September 1, 2020, by and between Symbotic LLC and Thomas Ernst.	8-K	10.18	6/13/2022
10.19	Investment and Subscription Agreement, dated as of December 12, 2021, by and between Warehouse Technologies LLC and Walmart, Inc.	S-4	10.33	5/23/2022
10.20++^	Framework Agreement, by and among Symbotic Inc., Symbotic Holdings LLC, Symbotic LLC, Sunlight Investment Corp., SVF II Strategic Investments AIV LLC and GreenBox Systems LLC, dated as of July 23, 2023.	8-K	10.1	7/24/2023
10.21++^	Limited Liability Company Agreement of GreenBox Systems LLC, by and among GreenBox Systems LLC, Symbotic Holdings LLC and Sunlight Investment Corp., dated as of July 23, 2023.	8-K	10.2	7/24/2023
10.22++^	Master Services, License and Equipment Agreement, by and between GreenBox Systems LLC and Symbotic LLC, dated as of July 23, 2023.	8-K	10.3	7/24/2023
10.23#	Separation Agreement and General Release of Claims, dated as of November 19, 2022, by and between Symbotic Inc. and Michael J. Loparco	8-K	10.1	11/21/2022
10.24#	Transition Agreement, dated October 1, 2023 between Symbotic Inc. and Thomas Ernst	8-K	10.1	10/02/2023
10.25#	Offer Letter, dated September 17, 2023, between Symbotic Inc. and Carol Hibbard	8-K	10.2	10/02/2023
21.1	List of Subsidiaries of Symbotic Inc.
23.1	Consent of Grant Thornton LLP.
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Symbotic Inc. Clawback Policy: Recovery of Erroneously Awarded Incentive-Based Compensation
101.INS	Inline Instance Document
101.SCH	Inline Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline Taxonomy Extension Definition Linkbase Document
101.LAB	Inline Taxonomy Extension Label Linkbase Document
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan
++	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
^	Certain confidential information contained in this document, marked by brackets and asterisks, has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, because the Company customarily and actually treats such information as private or confidential and the omitted information is not material.

(c)    Not applicable.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBOTIC INC.

Date: December 11, 2023	By:	/s/ Thomas Ernst
	Name:	Thomas Ernst
	Title:	Chief Financial Officer and Treasurer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Richard B. Cohen	Chief Executive Officer, President and Director	December 11, 2023
Richard B. Cohen	(Principal Executive Officer)

/s/ Thomas Ernst	Chief Financial Officer and Treasurer	December 11, 2023
Thomas Ernst	(Principal Financial and Accounting Officer)

/s/ Rollin Ford	Director	December 11, 2023
Rollin Ford

/s/ Charles Kane	Director	December 11, 2023
Charles Kane

/s/ Todd Krasnow	Director	December 11, 2023
Todd Krasnow

/s/ Vikas J. Parekh	Director	December 11, 2023
Vikas J. Parekh

/s/ Daniela Rus	Director	December 11, 2023
Daniela Rus

/s/ Merline Saintil	Director	December 11, 2023
Merline Saintil