Form 10-Q
period 2023-12-30
Symbotic Inc.
filed 2024-02-08
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

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
As of February 5, 2024, the following shares of common stock were outstanding:
89,060,350 shares of Class A common stock, par value $0.0001 per share
81,485,643 shares of Class V-1 common stock, par value $0.0001 per share
406,512,941 shares of Class V-3 common stock, par value $0.0001 per share

i

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
•realize the benefits expected from the GreenBox joint venture and the Commercial Agreement with GreenBox (each as defined herein);
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
•execute our growth strategy;
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
Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Certain of these risks are identified and discussed in other sections of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on December 11, 2023. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned not to place undue reliance on these forward-looking statements because of their inherent uncertainty and to appreciate the limited purposes for which they are being used by management. While we believe that the assumptions and expectations reflected in the forward-looking statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct.
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
In addition to factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on December 11, 2023, and those identified elsewhere in this Quarterly Report on Form 10-Q, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: failure to realize the benefits expected from adding to Symbotic’s base of outsourcing partners and the effects of pending and future legislation.
Annualized, projected and estimated numbers are not forecasts and may not reflect actual results.
In this Quarterly Report on Form 10-Q, the terms “Symbotic,” “we,” “us,” and “our” refer to Symbotic Inc. and its subsidiaries, unless the context indicates otherwise.

iii

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Symbotic Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	December 30, 2023	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$485,952	$258,770
Marketable securities	189,011	286,736
Accounts receivable	153,058	69,206
Unbilled accounts receivable	147,956	121,149
Inventories	137,666	136,121
Deferred expenses	41,736	34,577
Prepaid expenses and other current assets	104,324	85,236
Total current assets	1,259,703	991,795
Property and equipment, net	34,990	34,507
Intangible assets, net	—	217
Other long-term assets	29,611	24,191
Total assets	$1,324,304	$1,050,710
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$106,088	$109,918
Accrued expenses	114,771	99,992
Sales tax payable	37,571	28,322
Deferred revenue	840,028	787,227
Total current liabilities	1,098,458	1,025,459
Deferred revenue	17,169	—
Other long-term liabilities	36,802	27,967
Total liabilities	1,152,429	1,053,426

Commitments and contingencies (Note 11)	—	—

Equity:
Class A Common Stock, 3,000,000,000 shares authorized, 85,106,588 and 82,112,881 shares issued and outstanding at December 30, 2023 and September 30, 2023, respectively	10	8
Class V-1 Common Stock, 1,000,000,000 shares authorized, 81,489,643 and 66,931,097 shares issued and outstanding at December 30, 2023 and September 30, 2023, respectively	8	7

Class V-3 Common Stock, 450,000,000 shares authorized, 406,512,941 and 407,528,941shares issued and outstanding at December 30, 2023 and September 30, 2023, respectively	41	41
Additional paid-in capital - warrants	—	58,126
Additional paid-in capital	1,474,681	1,254,022
Accumulated deficit	(1,312,363)	(1,310,435)
Accumulated other comprehensive loss	(1,770)	(1,687)
Total stockholders’ equity	160,607	82
Noncontrolling interest	11,268	(2,798)
Total equity	171,875	(2,716)
Total liabilities and equity	$1,324,304	$1,050,710
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	For the Three Months Ended
	December 30, 2023	December 24, 2022
Revenue:
Systems	$356,212	$197,901
Software maintenance and support	2,169	1,237
Operation services	10,069	7,174
Total revenue	368,450	206,312
Cost of revenue:
Systems	286,403	160,931
Software maintenance and support	1,726	1,671
Operation services	10,214	8,516
Total cost of revenue	298,343	171,118
Gross profit	70,107	35,194
Operating expenses:
Research and development expenses	42,144	50,740
Selling, general, and administrative expenses	47,012	54,023
Total operating expenses	89,156	104,763
Operating loss	(19,049)	(69,569)
Other income, net	6,199	1,834
Loss before income tax	(12,850)	(67,735)
Income tax expense	(117)	(251)
Net loss	(12,967)	(67,986)
Net loss attributable to noncontrolling interests	(11,039)	(60,793)
Net loss attributable to common stockholders	$(1,928)	$(7,193)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.02)	$(0.12)
Weighted-average shares of Class A Common Stock outstanding:
Basic and Diluted	83,320,943	58,235,506
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Three Months Ended
	December 30, 2023	December 24, 2022
Net loss	$(12,967)	$(67,986)
Less: Net loss attributable to noncontrolling interests	(11,039)	(60,793)
Net loss attributable to common stockholders	$(1,928)	$(7,193)
Other comprehensive income (loss):
Foreign currency translation adjustments	360	(192)
Changes in unrealized gain on investments, net of income taxes of $— for the three months ended December 30, 2023 and December 24, 2022	(911)	—
Total other comprehensive loss	(551)	(192)
Less: other comprehensive loss attributable to noncontrolling interests	(468)	(172)
Other comprehensive loss attributable to common stockholders	$(83)	$(20)
Comprehensive loss	(13,518)	(68,178)
Less: Comprehensive loss attributable to noncontrolling interests	(11,507)	(60,965)
Total comprehensive loss attributable to common stockholders	$(2,011)	$(7,213)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)
(in thousands, except share information)

	Three Months Ended December 30, 2023
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 30, 2023	82,112,881	$8	66,931,097	$7	407,528,941	$41	$58,126	$1,254,022	$(1,687)	$(1,310,435)	$(2,798)	$(2,716)
Net loss	—	—	—	—	—	—	—	—	—	(1,928)	(11,039)	(12,967)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	665,842	—	—	—	—	—	—	(8)	—	—	(50)	(58)
Exchange of Class V-1 and V-3 common stock	2,327,865	2	(1,311,865)	(2)	(1,016,000)	—	—	(536)	—	—	536	—
Stock-based compensation	—	—	—	—	—	—	—	4,375	—	—	25,087	29,462
Other comprehensive loss	—	—	—	—	—	—	—	—	(83)	—	(468)	(551)
Exercise of warrants	—	—	15,870,411	3	—	—	(58,126)	216,828	—	—	—	158,705
Balance at December 30, 2023	85,106,588	$10	81,489,643	$8	406,512,941	$41	$—	$1,474,681	$(1,770)	$(1,312,363)	$11,268	$171,875

	Three Months Ended December 24, 2022
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 24, 2022	57,718,836	$6	79,237,388	$8	416,933,025	$42	$58,126	$1,237,865	$(2,294)	$(1,286,569)	$61,756	$68,940
Net loss	—	—	—	—	—	—	—	—	—	(7,193)	(60,793)	(67,986)
Issuance of common stock under stock plans	17,500	—	—	—	—	—	—	—	—	—	—	—
Exchange of Class V-1 common stock	848,354	—	(848,354)	—	—	—	—	110	—	—	(110)	—
Stock-based compensation	—	—	—	—	—	—	—	5,242	—	—	44,298	49,540
Other comprehensive loss	—	—	—	—	—	—	—	—	(20)	—	(172)	(192)
Balance at December 24, 2022	58,584,690	$6	78,389,034	$8	416,933,025	$42	$58,126	$1,243,217	$(2,314)	$(1,293,762)	$44,979	$50,302
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Three Months Ended
	December 30, 2023	December 24, 2022
Cash flows from operating activities:
Net loss	$(12,967)	$(67,986)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,197	2,077
Foreign currency losses	22	10
Provision for excess and obsolete inventory	70	—
Stock-based compensation	29,462	49,540
Changes in operating assets and liabilities:
Accounts receivable	(83,789)	(48,959)
Inventories	(1,567)	(19,096)
Prepaid expenses and other current assets	(41,160)	1,249
Deferred expenses	(7,152)	(5,963)
Other long-term assets	(5,906)	(6,107)
Accounts payable	(3,830)	(7,514)
Accrued expenses and other current liabilities	14,687	34,133
Deferred revenue	69,966	164,090
Other long-term liabilities	8,817	5,578
Net cash provided by (used in) operating activities	(30,150)	101,052
Cash flows from investing activities:
Purchases of property and equipment	(2,173)	(6,990)
Capitalization of internal use software development costs	(820)	—
Proceeds from maturities of marketable securities	150,000	—
Purchases of marketable securities	(48,317)	(96,813)
Net cash provided by (used in) investing activities	98,690	(103,803)
Cash flows from financing activities:
Payment for taxes related to net share settlement of stock-based compensation awards	(56)	—
Proceeds from exercise of warrants	158,702	—
Net cash provided by financing activities	158,646	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	18
Net increase (decrease) in cash, cash equivalents, and restricted cash	227,184	(2,733)
Cash, cash equivalents, and restricted cash — beginning of period	260,918	353,457
Cash, cash equivalents, and restricted cash — end of period	$488,102	$350,724

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,818	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Operations
SVF Investment Corp. 3, formerly known as SVF Investment III Corp., (“SVF 3” and, after the transactions described below, “Symbotic” or the “Company”) was a blank check company incorporated as a Cayman Islands exempted company on December 11, 2020. Warehouse Technologies LLC (“Legacy Warehouse”), was formed in December 2006 to make investments in companies that develop new technologies to improve operating efficiencies in modern warehouses. Symbotic LLC, a technology company that develops and commercializes innovative technologies for use within warehouse operations, and Symbotic Group Holdings, ULC were wholly owned subsidiaries of Legacy Warehouse. On December 12, 2021, (i) SVF 3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legacy Warehouse, Symbotic Holdings LLC (“Symbotic Holdings”), and Saturn Acquisition (DE) Corp., a wholly owned subsidiary of SVF 3 (“Merger Sub”) and (ii) Legacy Warehouse entered into an Agreement and Plan of Merger (the “Company Merger Agreement”) with Symbotic Holdings.
On June 7, 2022, as contemplated by the Company Merger Agreement, Legacy Warehouse merged with and into Symbotic Holdings (the “Company Reorganization”), with Symbotic Holdings surviving the merger (“Interim Symbotic”). Immediately following such merger, on June 7, 2022, as contemplated by the Merger Agreement, SVF 3 transferred by way of continuation from the Cayman Islands and domesticated as a Delaware corporation, changing its name to “Symbotic Inc.”. Immediately following the domestication of SVF 3, on June 7, 2022, as contemplated by the Merger Agreement, Merger Sub merged with and into Interim Symbotic (the “Merger” and, together with the Company Reorganization, the “Business Combination”), with Interim Symbotic surviving the merger as a subsidiary of Symbotic (“New Symbotic Holdings”).
Symbotic Inc. is an automation technology company established to develop technologies to improve operating efficiencies in modern warehouses. The Company’s vision is to make the supply chain work better for everyone. The Company does this by developing innovative, end-to-end technology solutions that dramatically improve supply chain operations. The Company currently automates the processing of pallets and cases in large warehouses or distribution centers for some of the largest retail companies in the world. Its systems enhance operations at the front end of the supply chain, and therefore benefit all supply partners further down the chain, irrespective of fulfillment strategy.
The Company’s headquarters are located in Wilmington, Massachusetts, and its Canadian headquarters are located in Montreal, Quebec.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto as of and for the year ended September 30, 2023, which are included within the Company’s Annual Report on Form 10-K filed with the SEC on December 11, 2023. The September 30, 2023 consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements and related notes thereto as of and for the year ended September 30, 2023. Except as noted below, there have been no material changes to the significant accounting policies during the three month period ended December 30, 2023.
Presentation of Restricted Cash
Restricted cash consists of collateral required for a credit card processing program. The short-term or long-term classification is determined in accordance with the required amount of time the cash is to be held as collateral, which is short-term for less than 12 months, and long-term for greater than 12 months from the balance sheet date. As the cash is required to be held as collateral for a period which is greater than 12 months from December 30, 2023, it is presented in other long-term assets. The following table summarizes the end-of-period cash and cash equivalents from the Company’s Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	December 30, 2023	December 24, 2022
Cash and cash equivalents	$485,952	$350,724
Restricted cash classified in:
Other long-term assets	2,150	—
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$488,102	$350,724
Volume of Business
The Company has concentration in the volume of purchases it conducts with its suppliers. For the three months ended December 30, 2023, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $40.0 million. For the three months ended December 24, 2022, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $28.3 million.
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

The Company will cease to be an EGC on the date that is the earliest of (i) the end of the fiscal year in which total annual gross revenue exceeds $1.235 billion, (ii) the last day of the Company’s fiscal year following March 11, 2026 (the fifth anniversary of the date on which SVF 3 consummated the initial public offering of SVF 3), (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the preceding three-year period; or (iv) the end of the fiscal year in which the market value of the Company’s common stock held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter. As of the last business day of the most recently completed second fiscal quarter ended March 25, 2023, the market value of the Company’s common stock held by non-affiliates was approximately $517.0 million (based on the closing sales price of the Class A common stock on March 24, 2023 of $21.68), and therefore, the Company continues to be classified as an EGC for the current period ended December 30, 2023.
Recent Accounting Pronouncements
The Company has implemented all applicable accounting pronouncements that are in effect and there are no new accounting pronouncements that have been issued that would have a material impact on its financial position or results of operations.
3. Noncontrolling Interests
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company.
The following table summarizes the ownership of Symbotic Inc. stock for the three months ended December 30, 2023.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at September 30, 2023	82,112,881	474,460,038	556,572,919
Issuances	665,842	15,870,411	16,536,253
Exchanges	2,327,865	(2,327,865)	—
Balance at December 30, 2023	85,106,588	488,002,584	573,109,172	14.8%	85.2%	100%
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
Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	December 30, 2023	September 30, 2023
Accounts receivable	$153,058	$69,206
Unbilled accounts receivable	$147,956	$121,149
Contract liabilities	$857,197	$787,227
The change in the opening and closing balances of the Company’s accounts receivable primarily results from the increase in customer system implementations in the current fiscal year as well as the timing of when customer payments are due. The change in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary, and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. During the three months ended December 30, 2023 and December 24, 2022, the Company recognized $251.3 million and $196.6 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of December 30, 2023 was $23.2 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement with Walmart Inc. (“Walmart”) to implement Systems in all of Walmart’s 42 regional distribution centers, and in connection with the Commercial Agreement with GreenBox (as defined below) under which Symbotic will implement its warehouse automation system into GreenBox distribution center locations. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty. The Company expects to recognize approximately 9% of its remaining performance obligations as revenue in the next 12 months, approximately 60% of its remaining performance obligations as revenue within 5 years, and the remaining thereafter, which is dependent on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
Significant Customers
For the three months ended December 30, 2023, there was one customer that individually accounted for 10% or more of total revenue, and for the three months ended December 24, 2022, there were two customers that accounted for 10% or more of total revenue. The following table represents these customers’ aggregate percent of total revenue. The symbol “n/a” indicates that such customer did not exceed 10% or more of total revenue for the period indicated within the table below.

	Three Months Ended
	December 30, 2023	December 24, 2022
Customer A	82.5%	81.4%
Customer B	n/a	10.5%
Aggregate Percent of Total Revenue	82.5%	91.9%

At December 30, 2023, one customer accounted for over 10% of the Company’s accounts receivable balance, and two customers accounted for over 10% of the Company’s accounts receivable balance at September 30, 2023. The following table represents these customers’ aggregate percent of total accounts receivable. The symbol “n/a” indicates that such customer’s accounts receivable balance at the period indicated within the table did not exceed 10% of the Company’s accounts receivable balance.

	December 30, 2023	September 30, 2023
Customer A	85.0%	86.6%
Customer B	n/a	10.3%
Aggregate Percent of Total Accounts Receivable	85.0%	96.9%
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
The following table presents the balance sheet location of the Company’s operating leases for each of the periods presented (in thousands):

	December 30, 2023	September 30, 2023
ROU assets:
Other long-term assets	$17,609	$12,398

Lease Liabilities:
Accrued expenses and other current liabilities	$1,874	$1,347
Other long-term liabilities	17,369	12,291
Total lease liabilities	$19,243	$13,638
The following table presents maturities of the Company’s operating lease liabilities as of December 30, 2023, presented under ASC Topic 842 (in thousands):

December 30, 2023
Remaining fiscal year 2024	$2,370
Fiscal year 2025	3,113
Fiscal year 2026	3,524
Fiscal year 2027	3,681
Fiscal year 2028 and thereafter	12,747
Total future minimum payments	$25,435
Less: Implied interest	(6,192)
Total lease liabilities	$19,243

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of December 30, 2023 was 7.9%.
As of December 30, 2023, the weighted-average remaining lease term of the Company’s operating leases was approximately 6.2 years. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $0.3 for the three months ended December 30, 2023.
6. Inventories
Inventories at December 30, 2023 and September 30, 2023 consist of the following (in thousands):

	December 30, 2023	September 30, 2023
Raw materials and components	$115,883	$124,446
Finished goods	21,783	11,675
Total inventories	$137,666	$136,121
7. Property and Equipment
Property and equipment at December 30, 2023 and September 30, 2023 consists of the following (in thousands):

	December 30, 2023	September 30, 2023
Computer equipment and software, furniture and fixtures, and test equipment	$41,306	$40,437
Internal use software	6,458	5,638
Leasehold improvements	8,433	7,194
Total property and equipment	56,197	53,269
Less accumulated depreciation	(21,207)	(18,762)
Property and equipment, net	$34,990	$34,507
For the three months ended December 30, 2023 and December 24, 2022, depreciation expense was $2.3 million and $1.6 million, respectively.
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
For the three months ended December 30, 2023, the Company recorded a current income tax expense of $0.1 million, and for the three months ended December 24, 2022, the Company recorded a current income tax expense of $0.3 million. The Company incurred a pre-tax loss for the three month period and recorded a full valuation allowance against its domestic deferred tax assets and a partial valuation allowance against its foreign deferred tax assets. The Company incurs state tax expense by Symbotic US at the flow-through entity level and foreign tax expense at its foreign subsidiaries. The effective tax rate for the three months ended December 30, 2023 is (0.9)% and differs from the federal statutory income tax rate primarily due to the flow-through entity level taxes and the effect of the valuation allowance against its net federal, state, and foreign deferred income taxes.
As of December 30, 2023, the Company continues to conclude that the negative evidence regarding its ability to realize its deferred tax assets outweighs the positive evidence, and the Company has a full valuation allowance against its domestic federal and state net deferred tax assets and a partial valuation allowance against its foreign net deferred tax assets. The Company has a history of cumulative pre-tax losses for the three previous fiscal years which it believes represents significant negative evidence in evaluating whether its deferred tax assets are realizable. Given these cumulative losses, lack of forecast history, the competitive environment, and uncertainty of general economic conditions, the Company does not believe it can rely on projections of future taxable income exclusive of reversing taxable temporary differences to support the realization of its deferred tax assets. In upcoming quarters, the Company will continue to evaluate both the positive and negative evidence surrounding its ability to realize its deferred tax assets.

Tax Receivable Agreement
As of December 30, 2023 future payments under the Tax Receivable Agreement (“TRA”) with respect to the purchase of Symbotic Holdings Units which occurred as part of or subsequent to the Business Combination are expected to be $382.0 million. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by the Company as a result of exchanges by its pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income or loss before taxes on the consolidated statement of operations in the period in which the change occurs. As of December 30, 2023, no TRA liability was recorded based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset.
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
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability
The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of December 30, 2023 and September 30, 2023 (in thousands):

	December 30, 2023				September 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$446,217	$—	$—	$446,217	$219,945	$—	$—	$219,945
U.S. Treasury securities	—	189,011	—	189,011	—	286,736	—	286,736
Total assets	$446,217	$189,011	$—	$635,228	$219,945	$286,736	$—	$506,681
The Company had no liabilities measured and recorded at fair value on a recurring basis as of December 30, 2023 and September 30, 2023.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At December 30, 2023, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
At December 30, 2023, the amortized cost of the Company’s U.S. Treasury securities is $184.4 million, with unrealized gains of $4.6 million and no unrealized losses, resulting in a fair value of $189.0 million. As applicable, when making the determination as to whether unrealized losses are other-than-temporary, the Company considers the length of time and extent to which each investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, and the time to maturity. There were no cash and cash equivalents related to U.S. Treasury securities with an original maturity of three months or less included in the amortized cost of $184.4 million.

10. Related Party Transactions
Aircraft Time Sharing Agreement
In December 2021 and May 2022, the Company entered into aircraft time-sharing agreements with C&S Wholesale Grocers, Inc. (“C&S”) whereby the Company’s officials, employees, and guests are permitted to use the two C&S aircraft on an as-needed and as-available basis, with no minimum usage being required. As there is no defined period of time stated within these aircraft time-sharing agreements, the Company does not consider these to meet the definition of a lease, and as such, records payments in the period in which the obligation for the payment is incurred. For the three months ended December 30, 2023 and December 24, 2022, the Company incurred expense of $0.2 million and $0.1 million, respectively, related to these aircraft time-sharing agreements.
Usage of Facility and Employee Services
The Company has a license arrangement with C&S whereby C&S is providing receiving and logistics services for the Company within a C&S distribution facility. The arrangement also provides for C&S employees assisting with certain of the Company’s operations. For the three months ended December 30, 2023 and December 24, 2022, the Company incurred expense of $0.7 million and $0.3 million, respectively, related to this arrangement.
Customer Contracts
The Company has customer contracts with C&S relating to systems implementation, software maintenance services and the operations of a warehouse automation system. Revenue of $12.6 million and $5.5 million was recognized for the three months ended December 30, 2023 and December 24, 2022, respectively, relating to these customer contracts. There was $13.8 million accounts receivable due from C&S at December 30, 2023, and $0.9 million accounts receivable due from C&S at September 30, 2023. There was $10.5 million and $9.3 million of deferred revenue related to contracts with C&S at December 30, 2023 and September 30, 2023, respectively.
11. Commitments and Contingencies
Contingencies
Liabilities for any loss contingencies arising from claims, assessments, litigation, fines, penalties, and other matters are recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. As of December 30, 2023, the Company has made appropriate provisions related to such matters and does not believe that such matters will have a material adverse effect on the Company’s consolidated operations, financial position, or liquidity.
Indemnifications
In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of December 30, 2023 and September 30, 2023.
Warranty
The Company provides a limited warranty on its warehouse automation systems and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets.
Activity related to the warranty accrual is as follows (in thousands):

	Three Months Ended
	December 30, 2023	December 24, 2022
Balance at beginning of period	$18,948	$9,004
Provision	6,195	2,217
Warranty usage	(2,820)	(1,231)
Balance at end of period	$22,323	$9,990

12. Variable Interest Entities (“VIE”)
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
GreenBox was established on July 21, 2023, to build and automate supply chain networks globally by operating and financing the Company’s advanced artificial intelligence (“A.I.”) and automation technology for the warehouse. Symbotic Holdings and Sunlight own 35% and 65% of GreenBox, respectively. On July 23, 2023, GreenBox entered into the Commercial Agreement with Symbotic US with respect to the purchase of Symbotic’s automated case handling systems. The Company evaluated for VIEs upon the formation of GreenBox in accordance with ASC 810, Consolidation. The Company holds a variable interest in GreenBox through its equity interest in GreenBox. GreenBox is a VIE resulting from GreenBox’s lack of sufficient equity to finance its operations without additional subordinated financial support from both the Company and SoftBank. The consolidation of GreenBox is not required as the Company is not the primary beneficiary of this VIE as it does not have the power to direct the activities that most significantly impact GreenBox’s economic performance. Such power is conveyed through GreenBox’s board of directors and the Company does not have control over GreenBox’s board of directors. The Company calculated its maximum exposure to loss while considering its equity investment in the VIE, any amounts owed to the Company for services which may have been provided, net of any unearned revenue commitments from the VIE under the Commercial Agreement, and future funding commitments. As of December 30, 2023, there is no carrying value of the VIE as no significant activity had occurred in the period related to the VIE. As of December 30, 2023 the Company does not have a maximum exposure to loss as the Company’s future funding commitment is less than the revenue commitment from the VIE under the Commercial Agreement.
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share information):

	Three Months Ended
	December 30, 2023	December 24, 2022
Numerator - basic and diluted
Net loss	$(12,967)	$(67,986)
Less: Net loss attributable to the noncontrolling interest post Business Combination	(11,039)	(60,793)
Net loss attributable to common stockholders	$(1,928)	$(7,193)
Denominator - basic and diluted
Weighted-average shares of Class A common shares outstanding	83,320,943	58,235,506
Loss per share of Class A common stock - basic and diluted	$(0.02)	$(0.12)
The Company’s Class V-1 Common Stock and Class V-3 Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V-1 Common Stock and Class V-3 Common Stock under the two-class method has not been presented.
The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the restricted stock units (“RSUs”), 2022 Employee Stock Purchase Plan (the “ESPP”) and Warrant Units. The average stock price for the three months ended December 30, 2023 was $43.84. For the three months ended December 30, 2023, there were 10.4 million and 0.5 million potentially dilutive common stock equivalents related to the RSUs and Warrant Units, respectively.
14. Stock-Based Compensation and Warrant Units
The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended
	December 30, 2023	December 24, 2022
RSUs (service-based and performance-based)	$28,987	$49,223
Employee stock purchase plan	475	317
Total stock-based compensation expense	$29,462	$49,540
Effect of stock-based compensation expense on income by line item (in thousands):

	Three Months Ended
	December 30, 2023	December 24, 2022
Cost of revenue, Systems	$2,715	$7
Cost of revenue, Software maintenance and support	175	9
Cost of revenue, Operation services	541	296
Research and development	12,297	22,828
Selling, general, and administrative	13,734	26,400
Total stock-based compensation expense	$29,462	$49,540
Total stock-based compensation expense for the three months ended December 30, 2023 decreased as compared to the three months ended December 24, 2022 as a result of the issuance of restricted stock to our employees in August 2022 following the Business Combination with application of the graded-vesting method of expense recognition. There was no such grant in the same period of fiscal year 2023. For the three months ended December 30, 2023, the Company capitalized $0.2 million of stock-based compensation expense to property and equipment related to internal use software projects. There were no stock-based compensation costs capitalized for the three months ended December 24, 2022.

Warrant Units
GreenBox Warrant
On July 23, 2023, in connection with its entry into the Commercial Agreement with GreenBox, the Company issued Sunlight the GreenBox Warrant to acquire up to an aggregate of 11,434,360 shares of the Company’s Class A Common Stock, subject to certain vesting conditions. The GreenBox Warrant had a grant date fair value of $19.90 per unit. The GreenBox Warrant may vest in connection with conditions defined by the terms of the GreenBox Warrant, as GreenBox makes additional expenditures to the Company in connection with the Framework Agreement. There are up to eight tranches based on increments of expenditures where approximately 1,429,295 additional warrant units may vest per tranche, subject to certain conditions defined by the terms of the GreenBox Warrant. Upon vesting, warrant units may be acquired at an exercise price of $41.9719. The warrant units contain customary anti-dilution, down-round, and change-in-control provisions. The right to purchase units in connection with the GreenBox Warrant expires 36 months following the end of the initial term of the Framework Agreement which is July 23, 2027, or if applicable, the extension term of the Framework Agreement, which is July 23, 2029. As of December 30, 2023, none of the GreenBox Warrant units had vested.
Walmart Warrant
On May 20, 2022, in connection with its entry into the 2nd Amended and Restated Master Automation Agreement, the Company issued Walmart a warrant to acquire up to an aggregate of 258,972 Legacy Warehouse Class A Units (“May 2022 Warrant”), subject to certain vesting conditions. The May 2022 Warrant had a grant date fair value of $224.45. In connection with the closing of the Company’s initial public offering in June 2022, the May 2022 Warrant was converted into a new warrant to acquire up to an aggregate of 15,870,411 common units of Symbotic Holdings LLC (“June 2022 Warrant” and, the common units of Symbotic Holdings LLC issuable thereunder, the “Warrant Units”). The June 2022 Warrant vested in the second quarter of fiscal year 2023, as the installation commencement date for certain Systems which the Company is installing in Walmart’s 42 regional distribution centers had occurred. In December 2023, Walmart elected to gross exercise the vested warrants for $158.7 million. As a result of this gross exercise, 15,870,411 shares of Class V-1 Common Stock were issued to Walmart.
15. Segment and Geographic Information
The Company operates as one operating segment. Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region for the three months ended December 30, 2023 and December 24, 2022 are as follows (in thousands):

	Three Months Ended
	December 30, 2023	December 24, 2022
United States	$367,393	$205,420
Canada	1,057	892
Total revenue	$368,450	$206,312
Percentage of revenue generated outside of the United States	nil	nil
Total property and equipment, net by geographical region at December 30, 2023 and at September 30, 2023 are as follows (in thousands):

	December 30, 2023	September 30, 2023
United States	$34,414	$33,828
Canada	576	679
Total property and equipment, net	$34,990	$34,507
Percentage of property and equipment, net held outside of the United States	2%	2%
16. Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Other than as described in these unaudited condensed consolidated financial statements and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto as of and for the year ended September 30, 2023, as included within our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 11, 2023. As discussed in the section titled “Cautionary Note on Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
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
The Symbotic platform is based on a unique approach to connecting producers of goods to end users, in a way that resolves the mismatches of quantity, timing and location that arise between the two, while reducing costs. The underlying architecture of our platform is what differentiates our solution from anything else in the marketplace. It utilizes fully autonomous robots, collectively controlled by our A.I. enabled system software to achieve at scale, real world supply chain improvements that are so compelling that we believe our approach can become the de facto standard approach for how warehouses operate.
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
Income Taxes
We are subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to our allocable share of any taxable income or loss of Symbotic Holdings LLC. We also have foreign subsidiaries which are subject to income tax in their local jurisdictions.
Results of Operations for the Three Months Ended December 30, 2023 and December 24, 2022
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended
	December 30, 2023	December 24, 2022
	(in thousands)
Revenue:
Systems	$356,212	$197,901
Software maintenance and support	2,169	1,237
Operation services	10,069	7,174
Total revenue	368,450	206,312
Cost of revenue:
Systems	286,403	160,931
Software maintenance and support	1,726	1,671
Operation services	10,214	8,516
Total cost of revenue	298,343	171,118
Gross profit	70,107	35,194
Operating expenses:
Research and development expenses	42,144	50,740
Selling, general, and administrative expenses	47,012	54,023
Total operating expenses	89,156	104,763
Operating loss	(19,049)	(69,569)
Other income, net	6,199	1,834
Loss before income tax	(12,850)	(67,735)
Income tax expense	(117)	(251)
Net loss	$(12,967)	$(67,986)

	For the Three Months Ended
	December 30, 2023	December 24, 2022
Revenue:
Systems	97%	96%
Software maintenance and support	1	1
Operation services	3	3
Total revenue	100	100
Cost of revenue:
Systems	78	78
Software maintenance and support	—	1
Operation services	3	4
Total cost of revenue	81	83
Gross profit	19	17
Operating expenses:
Research and development expenses	11	25
Selling, general, and administrative expenses	13	26
Total operating expenses	24	51
Operating loss	(5)	(34)
Other income, net	2	1
Loss before income tax	(3)	(33)
Income tax expense	—	—
Net loss	(4)%	(33)%
*Percentages are based on actual values. Totals may not sum due to rounding.
Three Months Ended December 30, 2023 Compared to the Three Months Ended December 24, 2022
Revenue

	For the Three Months Ended		Change
	December 30, 2023	December 24, 2022	Amount	%
	(dollars in thousands)
Systems	$356,212	$197,901	$158,311	80%
Software maintenance and support	2,169	1,237	932	75%
Operation services	10,069	7,174	2,895	40%
Total revenue	$368,450	$206,312	$162,138	79%

Systems revenue increased during the three months ended December 30, 2023 as compared to the three months ended December 24, 2022 due to there being 37 system deployments in progress during the fiscal quarter ending December 30, 2023 as compared to 22 system deployments in progress in the same quarter of fiscal 2022. The increase resulting from the deployments of our warehouse automation system is primarily due to the ongoing Master Automation Agreement with Walmart, for which we are performing the installation and implementation of our warehouse automation system within all of Walmart’s 42 regional distribution centers, and which is expected to continue to produce systems revenue as the warehouse automation systems are installed and implemented at the remaining regional distribution centers through fiscal year 2028.
The increase in software maintenance and support revenue is due to there being four additional sites under software maintenance and support contracts contributing to our software maintenance and support revenue balance for the three months ended December 30, 2023 as compared to the three months ended December 24, 2022.

The increase in operation services revenue is attributable to an increase in sites where we are performing operation services during the three months ended December 30, 2023 as compared to the three months ended December 24, 2022 due to an increased number of systems in deployment during the period as compared to the prior year.
Gross Profit
The following table sets forth our gross profit for the three months ended December 30, 2023 and December 24, 2022:

	For the Three Months Ended		Change
	December 30, 2023	December 24, 2022	Amount
	(in thousands)
Systems	$69,809	$36,970	$32,839
Software maintenance and support	443	(434)	877
Operation services	(145)	(1,342)	1,197
Total gross profit	$70,107	$35,194	$34,913

Systems gross profit increased $32.8 million during the three months ended December 30, 2023 as compared to the three months ended December 24, 2022 due to there being 37 system deployments in progress during the fiscal quarter ending December 30, 2023 as compared to 22 system deployments in progress in the same quarter of fiscal 2022.
The increase in software maintenance and support gross profit is due to an increase in revenues for the three months ended December 30, 2023 while costs to perform our maintenance and support services remained relatively flat.
The increase in operation services gross profit is driven by an increase to the number of sites where we are performing operation services and efficiency improvement on our existing operation services sites.
Research and Development Expenses

	For the Three Months Ended		Change
	December 30, 2023	December 24, 2022	Amount	%
	(dollars in thousands)
Research and development	$42,144	$50,740	$(8,596)	(17)%
Percentage of total revenue	11%	25%

The decrease in research and development expenses for the three months ended December 30, 2023 as compared to the three months ended December 24, 2022 is due to the following:

Change
(in thousands)
Employee-related costs	$(10,456)
Prototype-related costs, allocated overhead expenses, and other	1,860
$(8,596)

Employee-related costs decreased primarily as a result of a decrease in stock-based compensation expense and expense incurred for contractors. As we apply the graded-vesting method of expense recognition to all stock-based compensation awards with service-only conditions, higher expense was incurred for the three months ended December 24, 2022 due to the expense recognized in the first quarter of fiscal year 2023 for the issuance of restricted stock to our employees following the Business Combination. Additionally, we experienced a decrease in the expense related to contractors as a result of a combination of hiring full time employees and outsourcing certain business activities to third parties. These decreases were partially offset by an increase to payroll related costs as we continue to grow our software and hardware engineering organizations to support the development of key projects such as next generation autonomous electric vehicle robots, and also to support the continued expansion of our artificial intelligence and analytics capabilities.
The increase in prototype-related costs, allocated overhead expenses, and other during the three months ended December 30, 2023 as compared to the three months ended December 24, 2022 is primarily due to an increase in prototype expenses as we implement efforts to expand on our current product offerings.
Selling, General, and Administrative Expenses

	For the Three Months Ended		Change
	December 30, 2023	December 24, 2022	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$47,012	$54,023	$(7,011)	(13)%
Percentage of total revenue	13%	26%

The decrease in selling, general, and administrative expenses for the three months ended December 30, 2023 as compared to the three months ended December 24, 2022 is due to the following:

Change
(in thousands)
Employee-related costs	$(13,323)
Allocated overhead expenses and other	6,312
$(7,011)

Employee-related costs decreased primarily as a result of a decrease in stock-based compensation expense and expense incurred for contractors. As we apply the graded-vesting method of expense recognition to all stock-based compensation awards with service-only conditions, higher expense was incurred for the three months ended December 24, 2022 due to the expense recognized in the first quarter of fiscal year 2023 for the issuance of restricted stock to our employees following the Business Combination. Additionally, we experienced a decrease in the expense related to contractors as a result of a combination of hiring full time employees and outsourcing certain business activities to third parties. These decreases were partially offset by an increase to travel-related expenses incurred by our employees as our business continues to grow.
Allocated overhead and other expenses increased primarily due to an increase in information technology related costs as well as audit, tax, and legal expenses as compared to the prior year as our employee base and infrastructure continue to grow.
Other income, net

	For the Three Months Ended		Change
	December 30, 2023	December 24, 2022	Amount	%
	(dollars in thousands)
Other income, net	$6,199	$1,834	$4,365	238%
Percentage of total revenue	2%	1%

The increase in other income, net for the three months ended December 30, 2023 as compared to the three months ended December 24, 2022 was due to higher interest earned on invested cash balances and marketable securities as a result of increased interest rates.

Income Taxes

	For the Three Months Ended		Change
	December 30, 2023	December 24, 2022	Amount	%
(dollars in thousands)
Income tax expense	$(117)	$(251)	$(134)	(53)%
Percentage of total revenue	—%	—%
The decrease in income tax expense for the three months ended December 30, 2023 as compared to the three months ended December 24, 2022 is attributable to an increase in our international tax expense, offset by a decrease in the expense related to our state income taxes.
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
We consider Adjusted EBITDA to be an important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net loss excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; CEO transition charges; Joint venture formation fees; and other infrequent items that may arise from time to time.
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

The following table reconciles GAAP net loss to Adjusted EBITDA for the three months ended December 30, 2023 and December 24, 2022 (in thousands):

	Three Months Ended
	December 30, 2023	December 24, 2022
Net loss	$(12,967)	$(67,986)
Interest income	(6,149)	(1,833)
Income tax expense	117	251
Depreciation and amortization	2,565	1,695
Stock-based compensation	29,462	49,540
CEO transition charges	—	2,026
Joint venture formation fees	1,089	—
Adjusted EBITDA	$14,117	$(16,307)
We consider Adjusted gross profit and Adjusted gross profit margin to be important indicators of profitability which we use in our financial and operational decision-making and evaluation of our overall operating performance. We define Adjusted gross profit, a non-GAAP financial measure, as GAAP gross profit excluding the following items: depreciation and stock-based compensation expense. We define Adjusted gross profit margin, a non-GAAP financial measure, as non-GAAP Adjusted gross profit divided by total revenue. The following table reconciles GAAP gross profit to Adjusted gross profit and gross profit margin to Adjusted gross profit margin during the periods presented (dollars in thousands):

	Three Months Ended
	December 30, 2023	December 24, 2022
Gross profit	$70,107	$35,194
Depreciation	93	186
Stock-based compensation	3,431	312
Adjusted gross profit	$73,631	$35,692

Gross profit margin	19.0%	17.1%
Adjusted gross profit margin	20.0%	17.3%
Liquidity and Capital Resources
As of December 30, 2023, our principal sources of liquidity were cash received upon exercise of warrants, proceeds received from the maturities of marketable securities, and cash received from customers upon the inception and continuation of contracts to install customer Systems.
The following table shows net cash provided by (used in) operating activities, net cash provided by (used in) investing activities, and net cash provided by financing activities for the three months ended December 30, 2023 and December 24, 2022:

	Three Months Ended
	December 30, 2023	December 24, 2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(30,150)	$101,052
Investing activities	$98,690	$(103,803)
Financing activities	$158,646	$—

Operating Activities
Our net cash provided by (used in) operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, foreign currency gains and losses, provision for excess and obsolete inventory, and stock-based compensation, as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to system installations and the associated costs incurred by us to fulfill the system installation performance obligation. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the system installation performance obligation.
Net cash used in operating activities was $(30.2) million during the three months ended December 30, 2023. Net cash used in operating activities was primarily due to our net loss of $13.0 million adjusted for non-cash items of $32.8 million, primarily consisting of $3.2 million depreciation and amortization and $29.5 million stock-based compensation, in addition to cash used in operating assets and liabilities of $49.9 million. Cash used in operating assets and liabilities of $49.9 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers.
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
Net cash and cash equivalents provided by investing activities during the three months ended December 30, 2023 is primarily driven by $150.0 million in proceeds upon the maturity of certain U.S. Treasury securities, offset by purchases of U.S. Treasury securities of $48.3 million and purchases of property and equipment of $2.2 million.
Net cash and cash equivalents used in investing activities during the three months ended December 24, 2022 consisted of $7.0 million of purchased property and equipment. Additionally, during the three months ended December 24, 2022, we purchased U.S. Treasury securities for $96.8 million.
Financing Activities
Our financing activities typically consist of payments and proceeds related to our equity incentive plans for both RSUs and ESPP, and also include proceeds from the exercise of the vested warrants issued to Walmart.
During the three months ended December 30, 2023, we received cash of $158.7 million upon the gross exercise of Walmart’s vested warrant units, which occurred in December 2023. No other significant financing activities occurred during the three months ended December 30, 2023. There were no transactions during the three months ended December 24, 2022 in which we generated proceeds from or used cash in financing activities.
Contractual Obligations and Commitments and Liquidity Outlook
Our cash flows from operations along with equity infusions have historically been sufficient to fund our operating activities and other cash requirements. As of December 30, 2023, we have a cash and cash equivalents balance of $486.0 million and short-term available for sale marketable securities balance of $189.0 million. Our cash requirements for the three months ended December 30, 2023 were primarily related to inventory purchases in order to deliver to our customers our warehouse automation systems in an orderly manner in line with our installation timeline, purchases of marketable securities in order to diversify the composition of our cash balance, and capital expenditures.
Based on our present business plan, we expect our current cash and cash equivalents, unrestricted marketable securities, working capital, and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, and minimum contractual obligations. Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. Our operating lease cash requirements have not changed materially since September 30, 2023, and are disclosed within Note 5, Leases, included elsewhere in this Quarterly Report on Form 10-Q.
The following table summarizes our current and long-term material cash requirements as of December 30, 2023 for our vendor commitments:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Vendor commitments	$1,243,711	$1,221,226	$22,462	$23	$—
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the three months ended December 30, 2023 as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended September 30, 2023, which are included within the Annual Report on Form 10-K filed with the SEC on December 11, 2023.
Off-Balance Sheet Arrangements
As of December 30, 2023, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.
Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements in the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K filed with the SEC on December 11, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Except as set forth below, there were no changes in our internal control over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to affect, our internal control over financial reporting.
The Company is in the process of completing its new enterprise resource planning (“ERP”) system implementation, SAP’s S4/HANA which is expected to improve the efficiency of certain financial and related business processes. A significant portion of the implementation was completed in the current period; however, the Company continues to expand the use of this system which is intended to support the Company’s business needs as the Company continues to grow. The implementation of SAP’s S4/HANA is expected to strengthen the financial controls by automating certain manual processes and standardizing business processes and reporting across the organization. The Company will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls. For a discussion of risks related to the implementation of new systems, see Part I, Item 1A, Risk Factors.
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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a detailed discussion of these risks, please see the section in our Annual Report on Form 10-K filed with the SEC on December 11, 2023 titled “Risk Factors”. Any of the matters highlighted in those risk factors and the risk factor below could adversely affect our business, results of operation and financial condition.
We are implementing a new enterprise resource planning system, and challenges with the implementation of the system may impact our business and operations.
We are in the process of completing a multi-year implementation of a complex new ERP system. The ERP system implementation has required the integration of the new ERP system with multiple new and existing information systems and business processes, and has been designed to accurately maintain our books and records and provide information to our management teams important to the operation of the business. Our ERP system implementation will continue to require ongoing maintenance and monitoring. Conversion from our old system to the new ERP system may cause inefficiencies until the ERP system is stabilized and mature. The implementation of our new ERP system has mandated new procedures and many new controls over financial reporting. These procedures and controls are not yet mature in their operation. If we are unable to adequately implement and maintain procedures and controls relating to our new ERP system, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact our assessment of the effectiveness of our internal controls over financial reporting.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 20, 2022, in connection with its entry into the 2nd Amended and Restated Master Automation Agreement, the Company issued Walmart a warrant to acquire up to an aggregate of 258,972 Legacy Warehouse Class A Units (“May 2022 Warrant”), subject to certain vesting conditions. The May 2022 Warrant had a grant date fair value of $224.45. In connection with the closing of the Company’s initial public offering in June 2022, the May 2022 Warrant was converted into a new warrant to acquire up to an aggregate of 15,870,411 common units of Symbotic Holdings LLC (“June 2022 Warrant” and, the common units of Symbotic Holdings LLC issuable thereunder, the “Warrant Units”). The June 2022 Warrant vested on

January 14, 2023, as the installation commencement date for certain Systems which the Company is installing in Walmart’s 42 regional distribution centers had occurred. Walmart gross exercised the June 2022 Warrant on December 12, 2023 for $158.7 million. As a result of this gross exercise, 15,870,411 shares of Class V-1 Common Stock of the Company and the same number of common units of Symbotic Holdings LLC were issued to Walmart.
The Company issued each of the foregoing securities under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act, as a transaction not requiring registration under Section 5 of the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the fiscal quarter ended December 30, 2023, the following director(s) and officer(s), as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408:
On December 14, 2023, Merline Saintil, a director of the Company, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Saintil’s Rule 10b5-1 trading plan provides for the sale of up to a maximum of 23,385 shares of Class A Common Stock for which Ms. Saintil is a beneficial owner as defined in Rule 16a-1(a) under the Exchange Act. Ms. Saintil’s Rule 10b5-1 trading plan expires on December 30, 2024, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
On December 14, 2023, William Boyd, the Company’s Chief Strategy Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Boyd’s Rule 10b5-1 trading plan provides for the sale of shares of Class A Common Stock that he has received or will receive following the vesting of various RSU grants. Mr. Boyd’s 10b5-1 trading plan calls for the sale of a percentage of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Boyd’s 10b5-1 trading plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares that may be sold pursuant to Mr. Boyd’s 10b5-1 trading plan is 26,477 shares of Class A Common Stock. Mr. Boyd’s Rule 10b5-1 trading plan expires on November 15, 2024, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
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

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit	Description
10.1#	Offer Letter, dated as of January 13, 2023, by and between Symbotic LLC and Walter Odisho
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
# Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2024

Symbotic Inc.

By:	/s/ Carol Hibbard
Name:	Carol Hibbard
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)