Form 10-Q
period 2024-03-30
Symbotic Inc.
filed 2024-05-07
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
As of May 6, 2024, the following shares of common stock were outstanding:
102,179,448 shares of Class A common stock, par value $0.0001 per share
78,113,888 shares of Class V-1 common stock, par value $0.0001 per share
404,334,196 shares of Class V-3 common stock, par value $0.0001 per share

i

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
Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Certain of these risks are identified and discussed in other sections of this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on December 11, 2023, and in our Quarterly Report on Form 10-Q filed with the SEC on February 8, 2024. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned not to place undue reliance on these forward-looking statements because of their inherent uncertainty and to appreciate the limited purposes for which they are being used by management. While we believe that the assumptions and expectations reflected in the forward-looking statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct.
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
In addition to factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on December 11, 2023, our Quarterly Report on Form 10-Q filed with the SEC on February 8, 2024, and those identified elsewhere in this Quarterly Report on Form 10-Q, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: failure to realize the benefits expected from adding to Symbotic’s base of outsourcing partners and the effects of pending and future legislation.
Annualized, projected and estimated numbers are not forecasts and may not reflect actual results.
In this Quarterly Report on Form 10-Q, the terms “Symbotic,” “we,” “us,” and “our” refer to Symbotic Inc. and its subsidiaries, unless the context indicates otherwise.

iii

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Symbotic Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 30, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$901,382	$258,770
Marketable securities	49,978	286,736
Accounts receivable	127,677	69,206
Unbilled accounts receivable	173,995	121,149
Inventories	119,772	136,121
Deferred expenses	1,170	34,577
Prepaid expenses and other current assets	109,937	85,236
Total current assets	1,483,911	991,795
Property and equipment, net	75,038	34,507
Intangible assets, net	—	217
Other long-term assets	29,068	24,191
Total assets	$1,588,017	$1,050,710
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$149,829	$109,918
Accrued expenses and other current liabilities	120,781	99,992
Sales tax payable	8,216	28,322
Deferred revenue	812,227	787,227
Total current liabilities	1,091,053	1,025,459
Deferred revenue	44,695	—
Other long-term liabilities	38,643	27,967
Total liabilities	1,174,391	1,053,426

Commitments and contingencies (Note 12)	—	—

Equity:
Class A Common Stock, 3,000,000,000 shares authorized, 101,195,288 and 82,112,881 shares issued and outstanding at March 30, 2024 and September 30, 2023, respectively	12	8
Class V-1 Common Stock, 1,000,000,000 shares authorized, 78,432,388 and 66,931,097 shares issued and outstanding at March 30, 2024 and September 30, 2023, respectively	8	7

Class V-3 Common Stock, 450,000,000 shares authorized, 404,334,196 and 407,528,941 shares issued and outstanding at March 30, 2024 and September 30, 2023, respectively	40	41
Additional paid-in capital - warrants	—	58,126
Additional paid-in capital	1,738,317	1,254,022
Accumulated deficit	(1,318,943)	(1,310,435)
Accumulated other comprehensive loss	(2,373)	(1,687)
Total stockholders’ equity	417,061	82
Noncontrolling interest	(3,435)	(2,798)
Total equity	413,626	(2,716)
Total liabilities and equity	$1,588,017	$1,050,710
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	For the Three Months Ended		For the Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
Revenue:
Systems	$401,662	$257,603	$757,874	$455,504
Software maintenance and support	2,566	1,461	4,735	2,698
Operation services	20,073	7,790	30,142	14,964
Total revenue	424,301	266,854	792,751	473,166
Cost of revenue:
Systems	359,151	213,060	645,555	373,991
Software maintenance and support	1,936	2,106	3,662	3,777
Operation services	19,052	8,841	29,266	17,357
Total cost of revenue	380,139	224,007	678,483	395,125
Gross profit	44,162	42,847	114,268	78,041
Operating expenses:
Research and development expenses	46,462	49,666	88,606	100,406
Selling, general, and administrative expenses	48,652	50,898	95,663	104,921
Total operating expenses	95,114	100,564	184,269	205,327
Operating loss	(50,952)	(57,717)	(70,001)	(127,286)
Other income, net	9,812	2,284	16,011	4,118
Loss before income tax	(41,140)	(55,433)	(53,990)	(123,168)
Income tax benefit (expense)	188	17	71	(234)
Net loss	(40,952)	(55,416)	(53,919)	(123,402)
Net loss attributable to noncontrolling interests	(34,372)	(49,298)	(45,411)	(110,091)
Net loss attributable to common stockholders	$(6,580)	$(6,118)	$(8,508)	$(13,311)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.07)	$(0.10)	$(0.10)	$(0.22)
Weighted-average shares of Class A Common Stock outstanding:
Basic and Diluted	93,043,769	60,503,119	88,155,791	59,352,634
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
Net loss	$(40,952)	$(55,416)	$(53,919)	$(123,402)
Less: Net loss attributable to noncontrolling interests	(34,372)	(49,298)	(45,411)	(110,091)
Net loss attributable to common stockholders	$(6,580)	$(6,118)	$(8,508)	$(13,311)
Other comprehensive income (loss):
Foreign currency translation adjustments	(502)	(290)	(141)	(482)
Changes in unrealized gain on investments, net of income taxes of $— for the three and six months ended March 30, 2024 and March 25, 2023	(3,251)	2,352	(4,163)	2,352
Total other comprehensive income (loss)	(3,753)	2,062	(4,304)	1,870
Less: other comprehensive income (loss) attributable to noncontrolling interests	(3,150)	1,834	(3,618)	1,662
Other comprehensive income (loss) attributable to common stockholders	$(603)	$228	$(686)	$208
Comprehensive loss	(44,705)	(53,354)	(58,223)	(121,532)
Less: Comprehensive loss attributable to noncontrolling interests	(37,522)	(47,464)	(49,029)	(108,429)
Total comprehensive loss attributable to common stockholders	$(7,183)	$(5,890)	$(9,194)	$(13,103)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)
(in thousands, except share information)

	Three Months Ended March 30, 2024
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 30, 2023	85,106,588	$10	81,489,643	$8	406,512,941	$41	$1,474,681	$(1,770)	$(1,312,363)	$11,268	$171,875
Net loss	—	—	—	—	—	—	—	—	(6,580)	(34,372)	(40,952)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	4,250,067	—	—	—	—	—	(3,095)	—	—	—	(3,095)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	102,633	—	—	—	—	—	3,500	—	—	—	3,500
Exchange of Class V-1 and V-3 common stock	5,236,000	1	(3,057,255)	—	(2,178,745)	(1)	381	—	—	(381)	—
Issuance of common stock in connection with equity offering	6,500,000	1	—	—	—	—	257,985	—	—	—	257,986
Stock-based compensation	—	—	—	—	—	—	4,865	—	—	23,200	28,065
Other comprehensive loss	—	—	—	—	—	—	—	(603)	—	(3,150)	(3,753)
Balance at March 30, 2024	101,195,288	$12	78,432,388	$8	404,334,196	$40	$1,738,317	$(2,373)	$(1,318,943)	$(3,435)	$413,626

	Six Months Ended March 30, 2024
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 30, 2023	82,112,881	$8	66,931,097	$7	407,528,941	$41	$58,126	$1,254,022	$(1,687)	$(1,310,435)	$(2,798)	$(2,716)
Net loss	—	—	—	—	—	—	—	—	—	(8,508)	(45,411)	(53,919)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	4,915,909	—	—	—	—	—	—	(3,103)	—	—	(50)	(3,153)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	102,633	—	—	—	—	—	—	3,500	—	—	—	3,500
Exchange of Class V-1 common stock	7,563,865	3	(4,369,120)	(2)	(3,194,745)	(1)	—	(155)	—	—	155	—
Issuance of common stock in connection with equity offering	6,500,000	1	—	—	—	—	—	257,985	—	—	—	257,986
Exercise of warrants	—	—	15,870,411	3	—	—	(58,126)	216,828	—	—	—	158,705
Stock-based compensation	—	—	—	—	—	—	—	9,240	—	—	48,287	57,527
Other comprehensive loss	—	—	—	—	—	—	—	—	(686)	—	(3,618)	(4,304)
Balance at March 30, 2024	101,195,288	$12	78,432,388	$8	404,334,196	$40	$—	$1,738,317	$(2,373)	$(1,318,943)	$(3,435)	$413,626

	Three Months Ended March 25, 2023
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 24, 2022	58,584,690	$6	78,389,034	$8	416,933,025	$42	$58,126	$1,243,217	$(2,314)	$(1,293,762)	$44,979	$50,302
Net loss	—	—	—	—	—	—	—	—	—	(6,118)	(49,298)	(55,416)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,659,578	—	—	—	—	—	—	(1,163)	—	—	(10,554)	(11,717)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	98,171	—	—	—	—	—	—	119	—	—	868	987
Exchange of Class V-1 common stock	941,250	—	(941,250)	—	—	—	—	90	—	—	(90)	—
Cancellation of Class V-1 common stock	—	—	(367,694)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	3,889	—	—	31,334	35,223
Other comprehensive loss	—	—	—	—	—	—	—	—	228	—	1,834	2,062
Balance at March 25, 2023	61,283,689	$6	77,080,090	$8	416,933,025	$42	$58,126	$1,246,152	$(2,086)	$(1,299,880)	$19,073	$21,441

	Six Months Ended March 25, 2023
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 24, 2022	57,718,836	$6	79,237,388	$8	416,933,025	$42	$58,126	$1,237,865	$(2,294)	$(1,286,569)	$61,756	$68,940
Net loss	—	—	—	—	—	—	—	—	—	(13,311)	(110,091)	(123,402)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,677,078	—	—	—	—	—	—	(1,163)	—	—	(10,554)	(11,717)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	98,171	—	—	—	—	—	—	119	—	—	868	987
Exchange of Class V-1 common stock	1,789,604	—	(1,789,604)	—	—	—	—	200	—	—	(200)	—
Cancellation of Class V-1 common stock	—	—	(367,694)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	9,131	—	—	75,632	84,763
Other comprehensive loss	—	—	—	—	—	—	—	—	208	—	1,662	1,870
Balance at March 25, 2023	61,283,689	$6	77,080,090	$8	416,933,025	$42	$58,126	$1,246,152	$(2,086)	$(1,299,880)	$19,073	$21,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Six Months Ended
	March 30, 2024	March 25, 2023
Cash flows from operating activities:
Net loss	$(53,919)	$(123,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,352	4,146
Foreign currency (gains)	(8)	(6)
(Gain) on investments	(8,745)	—
Provision for excess and obsolete inventory	34,276	6,160
Loss on disposal of assets	—	123
Stock-based compensation	57,527	84,763
Changes in operating assets and liabilities:
Accounts receivable	(58,461)	(121,137)
Inventories	(17,920)	(54,853)
Prepaid expenses and other current assets	(77,529)	25,372
Deferred expenses	(5,046)	(7,729)
Other long-term assets	(5,466)	(5,483)
Accounts payable	39,910	19,718
Accrued expenses and other current liabilities	(413)	34,583
Deferred revenue	69,694	263,464
Other long-term liabilities	10,670	6,645
Net cash provided by (used in) operating activities	(9,078)	132,364
Cash flows from investing activities:
Purchases of property and equipment	(4,661)	(13,007)
Capitalization of internal use software development costs	(1,203)	—
Proceeds from maturities of marketable securities	290,000	—
Purchases of marketable securities	(48,660)	(203,140)
Net cash provided by (used in) investing activities	235,476	(216,147)
Cash flows from financing activities:
Payment for taxes related to net share settlement of stock-based compensation awards	(3,181)	(11,713)
Net proceeds from issuance of common stock under employee stock purchase plan	3,435	987
Proceeds from issuance of Class A Common Stock	257,985	—
Proceeds from exercise of warrants	158,702	—
Net cash provided by (used in) financing activities	416,941	(10,726)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15)	138
Net increase (decrease) in cash, cash equivalents, and restricted cash	643,324	(94,371)
Cash, cash equivalents, and restricted cash — beginning of period	260,918	353,457
Cash, cash equivalents, and restricted cash — end of period	$904,242	$259,086

Non-cash activities:

Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,818	$—
Transfer of equipment from deferred cost to property and equipment	$38,454	$—
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements and related notes thereto as of and for the year ended September 30, 2023. There have been no material changes to the significant accounting policies during the three month period ended March 30, 2024.
Presentation of Restricted Cash
Restricted cash consists of collateral required for a credit card processing program and a U.S. customs bond. The short-term or long-term classification is determined in accordance with the required amount of time the cash is to be held as collateral, which is short-term for less than 12 months, and long-term for greater than 12 months from the balance sheet date. As the cash is required to be held as collateral for a period which is greater than 12 months from March 30, 2024, it is presented in other long-term assets. The following table summarizes the end-of-period cash and cash equivalents from the Company’s Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	March 30, 2024	March 25, 2023
Cash and cash equivalents	$901,382	$256,954
Restricted cash classified in:
Other long-term assets	2,860	2,132
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$904,242	$259,086
Volume of Business
The Company has concentration in the volume of purchases it conducts with its suppliers. For the three months ended March 30, 2024, there were two suppliers that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $92.0 million. For the six months ended March 30, 2024, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $94.9 million. For the three and six months ended March 25, 2023, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $35.8 million and $64.1 million, respectively.
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
The Company will cease to be an EGC on the date that is the earliest of (i) the end of the fiscal year in which total annual gross revenue exceeds $1.235 billion, (ii) the last day of the Company’s fiscal year following March 11, 2026 (the fifth anniversary of the date on which SVF 3 consummated the initial public offering of SVF 3), (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the preceding three-year period; or (iv) the end of the fiscal year in which the market value of the Company’s common stock held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter. As of the last business day of the most recently completed second fiscal quarter ended March 30, 2024, the market value of the Company’s common stock held by non-affiliates was approximately $1,934 million (based on the closing sales price of the Class A common stock on March 28, 2024 of $45.00), and therefore, the Company expects to cease to be an EGC as of the end of the current fiscal year ending September 28, 2024.
Recent Accounting Pronouncements
The Company has implemented all applicable accounting pronouncements that are in effect and there are no new accounting pronouncements that have been issued that would have a material impact on its financial position or results of operations.
3. Noncontrolling Interests
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company.
The following table summarizes the ownership of Symbotic Inc. stock for the three months ended March 30, 2024.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at December 30, 2023	85,106,588	488,002,584	573,109,172
Issuances	10,852,700	—	10,852,700
Exchanges	5,236,000	(5,236,000)	—
Balance at March 30, 2024	101,195,288	482,766,584	583,961,872	17.3%	82.7%	100%
The following table summarizes the ownership of Symbotic Inc. stock for the six months ended March 30, 2024.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at September 30, 2023	82,112,881	474,460,038	556,572,919
Issuances	11,518,542	15,870,411	27,388,953
Exchanges	7,563,865	(7,563,865)	—
Balance at March 30, 2024	101,195,288	482,766,584	583,961,872	17.3%	82.7%	100%
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
Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	March 30, 2024	September 30, 2023
Accounts receivable	$127,677	$69,206
Unbilled accounts receivable	$173,995	$121,149
Contract liabilities	$856,922	$787,227
The change in the opening and closing balances of the Company’s accounts receivable primarily results from the increase in customer system implementations in the current fiscal year as well as the timing of when customer payments are due. The change in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary, and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. During the six months ended March 30, 2024 and March 25, 2023, the Company recognized $221.0 million and $229.0 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.

Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of March 30, 2024 was $22.8 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement with Walmart Inc. (“Walmart”) to implement Systems in all of Walmart’s 42 regional distribution centers, and in connection with the Commercial Agreement with GreenBox (as defined below) under which Symbotic will implement its warehouse automation system into GreenBox distribution center locations. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty. The Company expects to recognize approximately 9% of its remaining performance obligations as revenue in the next 12 months, approximately 60% of its remaining performance obligations as revenue within 5 years, and the remaining thereafter, which is dependent on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
Significant Customers
For the three and six months ended March 30, 2024 and March 25, 2023, there was one customer that individually accounted for 10% or more of total revenue. The following table represents this customer’s aggregate percent of total revenue.

	Three Months Ended		Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
Customer A	84.2%	89.7%	83.4%	86.1%

At March 30, 2024, one customer accounted for over 10% of the Company’s accounts receivable balance, and two customers accounted for over 10% of the Company’s accounts receivable balance at September 30, 2023. The following table represents these customers’ aggregate percent of total accounts receivable. The symbol “n/a” indicates that such customer’s accounts receivable balance at the period indicated within the table did not exceed 10% of the Company’s accounts receivable balance.

	March 30, 2024	September 30, 2023
Customer A	80.5%	86.6%
Customer B	n/a	10.3%
Aggregate Percent of Total Accounts Receivable	80.5%	96.9%
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
The following table presents the balance sheet location of the Company’s operating leases for each of the periods presented (in thousands):

	March 30, 2024	September 30, 2023
ROU assets:
Other long-term assets	$16,593	$12,398

Lease Liabilities:
Accrued expenses and other current liabilities	$1,891	$1,347
Other long-term liabilities	16,733	12,291
Total lease liabilities	$18,624	$13,638
The following table presents maturities of the Company’s operating lease liabilities as of March 30, 2024, presented under ASC Topic 842 (in thousands):

March 30, 2024
Remaining fiscal year 2024	$1,621
Fiscal year 2025	2,957
Fiscal year 2026	3,407
Fiscal year 2027	3,681
Fiscal year 2028 and thereafter	12,746
Total future minimum payments	$24,412
Less: Implied interest	(5,788)
Total lease liabilities	$18,624
The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of March 30, 2024 was 8.0%.
As of March 30, 2024, the weighted-average remaining lease term of the Company’s operating leases was approximately 6.2 years. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $0.7 million for the six months ended March 30, 2024.
6. Inventories
Inventories at March 30, 2024 and September 30, 2023 consist of the following (in thousands):

	March 30, 2024	September 30, 2023
Raw materials and components	$90,174	$124,446
Finished goods	29,598	11,675
Total inventories	$119,772	$136,121

7. Property and Equipment
Property and equipment at March 30, 2024 and September 30, 2023 consists of the following (in thousands):

	March 30, 2024	September 30, 2023
Computer equipment and software, furniture and fixtures, test equipment, and other equipment	$83,041	$40,437
Internal use software	6,786	5,638
Leasehold improvements	8,799	7,194
Total property and equipment	98,626	53,269
Less accumulated depreciation	(23,588)	(18,762)
Property and equipment, net	$75,038	$34,507
Included within the $40.5 million net increase of property and equipment from September 30, 2023 to March 30, 2024 is approximately $38.5 million transfer of equipment from deferred cost to property and equipment related to equipment which the Company will be utilizing for internal operations.
For the three and six months ended March 30, 2024, depreciation expense was $2.5 million and $4.8 million, respectively. For the three and six months ended March 25, 2023, depreciation expense was $1.6 million and $3.2 million, respectively.
8. Severance Charges
During the second quarter of fiscal year 2023, management committed to actions to restructure certain parts of the Company within the U.S. and Canada to better position the Company to become more agile in delivering its solutions through various outsourcing partnerships. As a result, certain headcount reductions were necessary, and the Company recognized $2.3 million of expense associated with these actions, which is included within selling, general, and administrative expenses on the Consolidated Statements of Operations for the three and six months ended March 25, 2023, and was completed within fiscal year 2023. The costs incurred related to employee severance are recorded as a liability when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these charges is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
The following table presents the activity related to the Company’s severance liability as of March 25, 2023 (in thousands). The Company did not have material severance activity for the three or six months ended March 30, 2024 or year ended September 30, 2023.

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
For the three and six months ended March 30, 2024, the Company recorded a current income tax benefit of $0.2 million and $0.1 million, respectively. For the three and six months ended March 25, 2023, the Company recorded a current income tax benefit of less than $0.1 million and a $0.2 million current income tax expense, respectively. The Company incurred a pre-tax loss for the three and six month periods and recorded a full valuation allowance against its domestic deferred tax assets and a partial valuation allowance against its foreign deferred tax assets. The Company incurs state tax expense by Symbotic LLC at the flow-through entity level and foreign tax expense at its foreign subsidiaries. The effective tax rate for the three and six months ended March 30, 2024 is 0.46% and 0.13% respectively, as compared to an effective tax rate for the three and six months ended March 25, 2023 of 0.03% and (0.19)%, respectively. The effective tax rate differs from the federal statutory income tax rate primarily due to the flow-through entity level taxes and the effect of the valuation allowance against the Company’s net federal, state, and foreign deferred income taxes.

As of March 30, 2024, the Company continues to conclude that the negative evidence regarding its ability to realize its deferred tax assets outweighs the positive evidence, and the Company has a full valuation allowance against its domestic federal and state net deferred tax assets and a partial valuation allowance against its foreign net deferred tax assets. The Company has a history of cumulative pre-tax losses for the three previous fiscal years which it believes represents significant negative evidence in evaluating whether its deferred tax assets are realizable. Given these cumulative losses, lack of forecast history, the competitive environment, and uncertainty of general economic conditions, the Company does not believe it can rely on projections of future taxable income exclusive of reversing taxable temporary differences to support the realization of its deferred tax assets. In upcoming quarters, the Company will continue to evaluate both the positive and negative evidence surrounding its ability to realize its deferred tax assets.
Tax Receivable Agreement
As of March 30, 2024 future payments under the Tax Receivable Agreement (“TRA”) with respect to the purchase of Symbotic Holdings Units which occurred as part of or subsequent to the Business Combination are expected to be $443.8 million. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by the Company as a result of exchanges by its pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income or loss before taxes on the consolidated statement of operations in the period in which the change occurs. As of March 30, 2024, no TRA liability was recorded based on the amount expected to be paid for cash tax savings related to fiscal year 2024. No TRA liability was recorded for periods after fiscal year 2024 based on current projections of future taxable income and taking into consideration the Company’s full valuation allowance against its net deferred tax asset.
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
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability
The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of March 30, 2024 and September 30, 2023 (in thousands):

	March 30, 2024				September 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$851,779	$—	$—	$851,779	$219,945	$—	$—	$219,945
U.S. Treasury securities	—	49,978	—	49,978	—	286,736	—	286,736
Total assets	$851,779	$49,978	$—	$901,757	$219,945	$286,736	$—	$506,681

The Company had no liabilities measured and recorded at fair value on a recurring basis as of March 30, 2024 and September 30, 2023.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At March 30, 2024, Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
At March 30, 2024, the amortized cost of the Company’s U.S. Treasury securities is $48.7 million, with unrealized gains of $1.3 million and no unrealized losses, resulting in a fair value of $50.0 million. As applicable, when making the determination as to whether unrealized losses are other-than-temporary, the Company considers the length of time and extent to which each investment has been in an unrealized loss position, the financial condition and near-term prospects of the issuers, the issuers’ credit rating, and the time to maturity. There were no cash and cash equivalents related to U.S. Treasury securities with an original maturity of three months or less included in the amortized cost of $48.7 million.
11. Related Party Transactions
ASC 850, Related Party Disclosures (“ASC 850”) provides guidance for the identification of related parties and the disclosure of related party transactions. Related parties are generally defined as (i) affiliates of the Company; (ii) owners of more than 10% of the voting interests of the Company and members of their immediate families; (iii) management of the Company and members of their immediate families; (iv) other parties which directly or indirectly control, are controlled by, or are under common control with the Company; or (v) other parties who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company assesses related parties each reporting period. For the reporting periods covered by this report, the Company determined that C&S Wholesale Grocers, Inc. (“C&S”) was a related party under ASC 850 and the following transactions were related party transactions under ASC 850.
Aircraft Time Sharing Agreement
In December 2021 and May 2022, the Company entered into aircraft time-sharing agreements with C&S whereby the Company’s officials, employees, and guests are permitted to use the two C&S aircraft on an as-needed and as-available basis, with no minimum usage being required. As there is no defined period of time stated within these aircraft time-sharing agreements, the Company does not consider these to meet the definition of a lease, and as such, records payments in the period in which the obligation for the payment is incurred. For the three and six months ended March 30, 2024, the Company incurred expense of $0.3 million and $0.5 million, respectively, and for the three and six months ended March 25, 2023, the Company incurred expense of $0.3 million and $0.4 million, respectively, related to these aircraft time-sharing agreements.
Usage of Facility and Employee Services
The Company has a license arrangement with C&S whereby C&S is providing receiving and logistics services for the Company within a C&S distribution facility. The arrangement also provides for C&S employees assisting with certain of the Company’s operations. For the three and six months ended March 30, 2024, the Company incurred expense of $0.8 million and $1.5 million, respectively, and for the three and six months ended March 25, 2023, the Company incurred expense of $0.7 million and $1.0 million, respectively, related to this arrangement.
Customer Contracts
The Company has customer contracts with C&S relating to systems implementation, software maintenance services and the operations of a warehouse automation system. For the three and six months ended March 30, 2024, revenue of $23.0 million and $35.6 million was recognized, respectively, relating to these customer contracts. For the three and six months ended March 25, 2023, revenue of $7.2 million and $12.7 million was recognized, respectively, relating to these customer contracts. There was $2.9 million accounts receivable due from and $10.3 million of unbilled receivables for C&S at March 30, 2024, and $0.9 million accounts receivable due from C&S at September 30, 2023. There was $1.0 million and $9.3 million of deferred revenue related to contracts with C&S at March 30, 2024 and September 30, 2023, respectively.

12. Commitments and Contingencies
Contingencies
Liabilities for any loss contingencies arising from claims, assessments, litigation, fines, penalties, and other matters are recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. As of March 30, 2024, the Company has made appropriate provisions related to such matters and does not believe that such matters will have a material adverse effect on the Company’s consolidated operations, financial position, or liquidity.
Indemnifications
In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of March 30, 2024 and September 30, 2023.
Warranty
The Company provides a limited warranty on its warehouse automation systems and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets.
Activity related to the warranty accrual is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
Balance at beginning of period	$22,323	$9,990	$18,948	$9,004
Provision	5,844	4,484	12,039	6,701
Warranty usage	(691)	(2,058)	(3,511)	(3,289)
Balance at end of period	$27,476	$12,416	$27,476	$12,416
13. Variable Interest Entities (“VIE”)
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
GreenBox was established on July 21, 2023, to build and automate supply chain networks globally by operating and financing the Company’s advanced artificial intelligence (“A.I.”) and automation technology for the warehouse. Symbotic Holdings and Sunlight own 35% and 65% of GreenBox, respectively. On July 23, 2023, GreenBox entered into the Commercial Agreement with Symbotic US with respect to the purchase of Symbotic’s automated case handling systems. The Company evaluated for VIEs upon the formation of GreenBox in accordance with ASC 810, Consolidation. The Company holds a variable interest in GreenBox through its equity interest in GreenBox. GreenBox is a VIE resulting from GreenBox’s lack of sufficient equity to finance its operations without additional subordinated financial support from both the Company and SoftBank. The consolidation of GreenBox is not required as the Company is not the primary beneficiary of this VIE as it does not have the power to direct the activities that most significantly impact GreenBox’s economic performance. Such power is conveyed through GreenBox’s board of directors and the Company does not have control over GreenBox’s board of directors. The Company calculated its maximum exposure to loss while considering its equity investment in the VIE, any amounts owed to the Company for services which may have been provided, net of any unearned revenue commitments from the VIE under the Commercial Agreement, and future funding commitments. As of March 30, 2024, there is no carrying value of the VIE as no significant activity had occurred in the period related to the VIE. As of March 30, 2024 the Company does not have a maximum exposure to loss as the Company’s future funding commitment is less than the revenue commitment from the VIE under the Commercial Agreement.
14. Net Loss per Share
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
Numerator - basic and diluted
Net loss	$(40,952)	$(55,416)	$(53,919)	$(123,402)
Less: Net loss attributable to the noncontrolling interest	(34,372)	(49,298)	(45,411)	(110,091)
Net loss attributable to common stockholders	$(6,580)	$(6,118)	$(8,508)	$(13,311)
Denominator - basic and diluted
Weighted-average shares of Class A common shares outstanding	93,043,769	60,503,119	88,155,791	59,352,634
Loss per share of Class A common stock - basic and diluted	$(0.07)	$(0.10)	$(0.10)	$(0.22)
The Company’s Class V-1 Common Stock and Class V-3 Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V-1 Common Stock and Class V-3 Common Stock under the two-class method has not been presented.
The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the restricted stock units (“RSUs”), 2022 Employee Stock Purchase Plan (the “ESPP”) and Warrant Units. The average stock price for the three and six months ended March 30, 2024 was $43.81 and $43.83, respectively. For the three months ended March 30, 2024, there were 7.3 million and 0.5 million potentially dilutive common stock equivalents related to the RSUs and Warrant Units, respectively. For the six months ended March 30, 2024, there were 7.1 million and 0.5 million potentially dilutive common stock equivalents related to the RSUs and Warrant Units, respectively.
15. Stock-Based Compensation and Warrant Units
The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
RSUs (service-based and performance-based)	$27,568	$34,945	$56,555	$84,168
Employee stock purchase plan	497	278	972	595
Total stock-based compensation expense	$28,065	$35,223	$57,527	$84,763

Effect of stock-based compensation expense on income by line item (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
Cost of revenue, Systems	$3,839	$9	$6,554	$16
Cost of revenue, Software maintenance and support	60	87	235	96
Cost of revenue, Operation services	671	345	1,212	641
Research and development	12,789	15,757	25,086	38,585
Selling, general, and administrative	10,706	19,025	24,440	45,425
Total stock-based compensation expense	$28,065	$35,223	$57,527	$84,763
Total stock-based compensation expense for the six months ended March 30, 2024 decreased as compared to the six months ended March 25, 2023 as a result of the issuance of restricted stock to our employees in August 2022 following the Business Combination with application of the graded-vesting method of expense recognition. There was no such grant in the same period of fiscal year 2023. For the three and six months ended March 30, 2024, the Company capitalized $0.1 million and $0.3 million, respectively of stock-based compensation expense to property and equipment related to internal use software projects. There were no stock-based compensation costs capitalized for the three and six months ended March 25, 2023.
Warrant Units
GreenBox Warrant
On July 23, 2023, in connection with its entry into the Commercial Agreement with GreenBox, the Company issued Sunlight the GreenBox Warrant to acquire up to an aggregate of 11,434,360 shares of the Company’s Class A Common Stock, subject to certain vesting conditions. The GreenBox Warrant had a grant date fair value of $19.90 per unit. The GreenBox Warrant may vest in connection with conditions defined by the terms of the GreenBox Warrant, as GreenBox makes additional expenditures to the Company in connection with the Framework Agreement. There are up to eight tranches based on increments of expenditures where approximately 1,429,295 additional warrant units may vest per tranche, subject to certain conditions defined by the terms of the GreenBox Warrant. Upon vesting, warrant units may be acquired at an exercise price of $41.9719. The warrant units contain customary anti-dilution, down-round, and change-in-control provisions. The right to purchase units in connection with the GreenBox Warrant expires 36 months following the end of the initial term of the Framework Agreement which is July 23, 2027, or if applicable, the extension term of the Framework Agreement, which is July 23, 2029. As of March 30, 2024, none of the GreenBox Warrant units had vested.
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

16. Segment and Geographic Information
The Company operates as one operating segment. Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region for the three and six months ended March 30, 2024 and March 25, 2023 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
United States	$423,304	$265,962	$790,700	$471,382
Canada	997	892	2,051	1,784
Total revenue	$424,301	$266,854	$792,751	$473,166
Percentage of revenue generated outside of the United States (a)	immaterial	immaterial	immaterial	immaterial
(a) The percentage of revenue generated outside of the United States for the three and six months ended March 30, 2024 and March 25, 2023 was immaterial.
Total property and equipment, net by geographical region at March 30, 2024 and at September 30, 2023 are as follows (in thousands):

	March 30, 2024	September 30, 2023
United States	$74,560	$33,828
Canada	478	679
Total property and equipment, net	$75,038	$34,507
Percentage of property and equipment, net held outside of the United States	1%	2%

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
The key metrics which describe our System from commencement to completion are as follows: (1) Start occurs when a Statement of Work (“SOW”) is signed with a customer; (2) Deployment is defined as the period of time following the signed SOW until acceptance is achieved on the System; (3) Operational describes a System which has achieved acceptance. The majority of Systems revenue occurs during the deployment stage, and once a system reaches acceptance, software maintenance and support begins.

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
Operation services: We provide our customers with assistance operating the system and ensuring user experience is optimized for efficiency and effectiveness. Fees for operation services are typically invoiced to our customers on a time and materials basis monthly in arrears or using a fixed fee structure. Also included in operation services is revenue generated from the sales of spare parts to our customers as needed to service their System.
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
Operation services: Operation services cost of revenue consists primarily of labor cost for our operations team who is providing services to our customers to run their System within their distribution center. Operation services cost of revenue also includes the cost of spare parts sold to our customers as needed to service their System. Operation services cost of revenue is expensed as incurred.
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
Results of Operations for the Three and Six Months Ended March 30, 2024 and March 25, 2023
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended		For the Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
	(in thousands)
Revenue:
Systems	$401,662	$257,603	$757,874	$455,504
Software maintenance and support	2,566	1,461	4,735	2,698
Operation services	20,073	7,790	30,142	14,964
Total revenue	424,301	266,854	792,751	473,166
Cost of revenue:
Systems	359,151	213,060	645,555	373,991
Software maintenance and support	1,936	2,106	3,662	3,777
Operation services	19,052	8,841	29,266	17,357
Total cost of revenue	380,139	224,007	678,483	395,125
Gross profit	44,162	42,847	114,268	78,041
Operating expenses:
Research and development expenses	46,462	49,666	88,606	100,406
Selling, general, and administrative expenses	48,652	50,898	95,663	104,921
Total operating expenses	95,114	100,564	184,269	205,327
Operating loss	(50,952)	(57,717)	(70,001)	(127,286)
Other income, net	9,812	2,284	16,011	4,118
Loss before income tax	(41,140)	(55,433)	(53,990)	(123,168)
Income tax benefit (expense)	188	17	71	(234)
Net loss	$(40,952)	$(55,416)	$(53,919)	$(123,402)

	For the Three Months Ended		For the Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
Revenue:
Systems	95%	97%	96%	96%
Software maintenance and support	1	1	1	1
Operation services	5	3	4	3
Total revenue	100	100	100	100
Cost of revenue:
Systems	85	80	81	79
Software maintenance and support	—	1	—	1
Operation services	4	3	4	4
Total cost of revenue	90	84	86	84
Gross profit	10	16	14	16
Operating expenses:
Research and development expenses	11	19	11	21
Selling, general, and administrative expenses	11	19	12	22
Total operating expenses	22	38	23	43
Operating loss	(12)	(22)	(9)	(27)
Other income, net	2	1	2	1
Loss before income tax	(10)	(21)	(7)	(26)
Income tax benefit (expense)	—	—	—	—
Net loss	(10)%	(21)%	(7)%	(26)%
*Percentages are based on actual values. Totals may not sum due to rounding.
Three and Six Months Ended March 30, 2024 Compared to the Three and Six Months Ended March 25, 2023
Revenue

	For the Three Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
	(dollars in thousands)
Systems	$401,662	$257,603	$144,059	56%
Software maintenance and support	2,566	1,461	1,105	76%
Operation services	20,073	7,790	12,283	158%
Total revenue	$424,301	$266,854	$157,447	59%
Systems revenue increased during the three months ended March 30, 2024 as compared to the three months ended March 25, 2023 due to there being 37 system deployments in progress during the fiscal quarter ending March 30, 2024 as compared to 28 system deployments in progress in the same quarter of fiscal 2023. The increase resulting from the deployments of our warehouse automation system is primarily due to the ongoing Master Automation Agreement with Walmart, for which we are performing the installation and implementation of our warehouse automation system within all of Walmart’s 42 regional distribution centers, and which is expected to continue to produce systems revenue as the warehouse automation systems are installed and implemented at the remaining regional distribution centers through fiscal year 2028.
The increase in software maintenance and support revenue is due to there being nine additional sites operational and under software maintenance and support contracts for the three months ended March 30, 2024 as compared to the three months ended March 25, 2023.
The increase in operation services revenue is attributable to an increase in sites where we are performing operation services during the three months ended March 30, 2024 as compared to the three months ended March 25, 2023 due to an increased number of systems in deployment during the period as compared to the prior year as well as an increase in spare parts sales to our customers during the three months ended March 30, 2024 as compared to the three months ended March 25, 2023.

	For the Six Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
	(dollars in thousands)
Systems	$757,874	$455,504	$302,370	66%
Software maintenance and support	4,735	2,698	2,037	76%
Operation services	30,142	14,964	15,178	101%
Total revenue	$792,751	$473,166	$319,585	68%
Systems revenue increased during the six months ended March 30, 2024 as compared to the six months ended March 25, 2023 due to there being 37 system deployments in progress during the fiscal quarter ending March 30, 2024 as compared to 28 system deployments in progress in the same quarter of fiscal 2023. The increase resulting from the deployments of our warehouse automation system is primarily due to the ongoing Master Automation Agreement with Walmart, for which we are performing the installation and implementation of our warehouse automation system within all of Walmart’s 42 regional distribution centers, and which is expected to continue to produce systems revenue as the warehouse automation systems are installed and implemented at the remaining regional distribution centers through fiscal year 2028.
The increase in software maintenance and support revenue is due to there being nine additional sites operational and under software maintenance and support contracts for the six months ended March 30, 2024 as compared to the six months ended March 25, 2023.
The increase in operation services revenue is attributable to an increase in sites where we are performing operation services during the six months ended March 30, 2024 as compared to the six months ended March 25, 2023 due to an increased number of systems in deployment during the period as compared to the prior year as well as an increase in spare parts sales to our customers during the six months ended March 30, 2024 as compared to the six months ended March 25, 2023.
Gross Profit
The following table sets forth our gross profit for the three months ended March 30, 2024 and March 25, 2023:

	For the Three Months Ended		Change
	March 30, 2024	March 25, 2023	Amount
	(in thousands)
Systems	$42,511	$44,543	$(2,032)
Software maintenance and support	630	(645)	1,275
Operation services	1,021	(1,051)	2,072
Total gross profit	$44,162	$42,847	$1,315

Systems gross profit decreased $2.0 million during the three months ended March 30, 2024 as compared to the three months ended March 25, 2023. During the three months ended ended March 30, 2024, we completed our restructuring related to outsource of bot assembly and component inventory management, including standardizing on Symbot as our go-ahead bot platform. As a result, we recognized a restructuring charge in the second quarter of fiscal year 2024 which contributed to the decrease in Systems gross profit.
The increase in software maintenance and support gross profit is due to an increase in revenues for the three months ended March 30, 2024 while costs to perform our maintenance and support services remained relatively flat.
The increase in operation services gross profit is driven by an increase to the number of sites where we are performing operation services, efficiency improvement on our existing operation services sites, and profit generated from the sales of spare parts.

The following table sets forth our gross profit for the six months ended March 30, 2024 and March 25, 2023:

	For the Six Months Ended		Change
	March 30, 2024	March 25, 2023	Amount
	(in thousands)
Systems	$112,319	$81,513	$30,806
Software maintenance and support	1,073	(1,079)	2,152
Operation services	876	(2,393)	3,269
Total gross profit	$114,268	$78,041	$36,227
Systems gross profit increased $30.8 million during the six months ended March 30, 2024 as compared to the six months ended March 25, 2023. The increase in systems gross profit was partially driven by the increased number of sites in deployment in fiscal year 2024 as compared to fiscal year 2023. This increase was offset by the completion of our restructuring related to outsource of bot assembly and component inventory management, including standardizing on Symbot as our go-ahead bot platform. As a result of this, we recognized a restructuring charge in the second quarter of fiscal year 2024.
The increase in software maintenance and support gross profit is due to an increase in revenues for the six months ended March 30, 2024 while costs to perform our maintenance and support services remained relatively flat.
The increase in operation services gross profit is driven by an increase to the number of sites where we are performing operation services and efficiency improvement on our existing operation services sites and profit generated from the sales of spare parts.
Research and Development Expenses

	For the Three Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
	(dollars in thousands)
Research and development	$46,462	$49,666	$(3,204)	(6)%
Percentage of total revenue	11%	19%

The decrease in research and development expenses for the three months ended March 30, 2024 as compared to the three months ended March 25, 2023 is due to the following:

Change
(in thousands)
Employee-related costs	$(2,715)
Prototyping-related costs, allocated overhead expenses, and other	(489)
$(3,204)

Employee-related costs decreased primarily as a result of a decrease in stock-based compensation expense and expense incurred for contractors. As we apply the graded-vesting method of expense recognition to all stock-based compensation awards with service-only conditions, higher expense was incurred for the three months ended March 25, 2023 due to the expense recognized in the second quarter of fiscal year 2023 for the issuance of restricted stock to our employees following the Business Combination. Additionally, we experienced a decrease in the expense related to contractors as a result of a combination of hiring full time employees and outsourcing certain business activities to third parties. These decreases were partially offset by an increase to payroll related costs as we continue to grow our software and hardware engineering organizations to support the development of key projects such as next generation autonomous electric vehicle robots, and also to support the continued expansion of our artificial intelligence and analytics capabilities.

Prototyping-related costs, allocated overhead expenses, and other expenses remained relatively flat for the three months ended March 30, 2024 as compared to the three months ended March 25, 2023 though we did experience less expense related to prototyping-related costs resulting from outsourcing of prototyping-related work to third party vendors.

	For the Six Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
	(dollars in thousands)
Research and development	$88,606	$100,406	$(11,800)	(12)%
Percentage of total revenue	11%	21%
The decrease in research and development expenses for the six months ended March 30, 2024 as compared to the six months ended March 25, 2023 is due to the following:

Change
(in thousands)
Employee-related costs	$(13,172)
Prototyping-related costs, allocated overhead expenses, and other	1,372
$(11,800)
Employee-related costs decreased primarily as a result of a decrease in stock-based compensation expense and expense incurred for contractors. As we apply the graded-vesting method of expense recognition to all stock-based compensation awards with service-only conditions, higher expense was incurred for the six months ended March 25, 2023 due to the expense recognized in the first half of fiscal year 2023 for the issuance of restricted stock to our employees following the Business Combination. Additionally, we experienced a decrease in the expense related to contractors as a result of a combination of hiring full time employees and outsourcing certain business activities to third parties. These decreases were partially offset by an increase to payroll related costs as we continue to grow our software and hardware engineering organizations to support the development of key projects such as next generation autonomous electric vehicle robots, and also to support the continued expansion of our artificial intelligence and analytics capabilities.
The increase in prototyping-related costs, allocated overhead expenses, and other during the six months ended March 30, 2024 as compared to the six months ended March 25, 2023 is partially attributable to an increase in prototyping-related expenses incurred by us in the first quarter of fiscal year 2024 as we are implementing efforts to expand on our current product offerings. There was additionally an increase in overhead expenses allocated from selling, general, and administrative expenses to research and development expenses resulting from an increase to general overhead expenses such as rent and other occupancy expenses for the six months ended March 30, 2024.
Selling, General, and Administrative Expenses

	For the Three Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$48,652	$50,898	$(2,246)	(4)%
Percentage of total revenue	11%	19%

The decrease in selling, general, and administrative expenses for the three months ended March 30, 2024 as compared to the three months ended March 25, 2023 is due to the following:

Change
(in thousands)
Employee-related costs	$(8,922)
Allocated overhead expenses and other	6,676
$(2,246)

Employee-related costs decreased primarily as a result of a decrease in stock-based compensation expense and expense incurred for contractors. As we apply the graded-vesting method of expense recognition to all stock-based compensation awards with service-only conditions, higher expense was incurred for the three months ended March 25, 2023 due to the expense recognized in the second quarter of fiscal year 2023 for the issuance of restricted stock to our employees following the Business Combination. Additionally, we experienced a decrease in the expense related to contractors as a result of a combination of hiring full time employees and outsourcing certain business activities to third parties. These decreases were partially offset by an increase to payroll-related expenses incurred as our business continues to grow.
Allocated overhead and other expenses increased primarily due to an increase in information technology related costs as well as audit, tax, and legal expenses as compared to the prior year as our employee base and infrastructure continue to grow.

	For the Six Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$95,663	$104,921	$(9,258)	(9)%
Percentage of total revenue	12%	22%
The decrease in selling, general, and administrative expenses for the six months ended March 30, 2024 as compared to the six months ended March 25, 2023 is due to the following:

Change
(in thousands)
Employee-related costs	$(22,246)
Allocated overhead expenses and other	12,988
$(9,258)
Employee-related costs decreased primarily as a result of a decrease in stock-based compensation expense and expense incurred for contractors. As we apply the graded-vesting method of expense recognition to all stock-based compensation awards with service-only conditions, higher expense was incurred for the six months ended March 25, 2023 due to the expense recognized in the first half of fiscal year 2023 for the issuance of restricted stock to our employees following the Business Combination. Additionally, we experienced a decrease in the expense related to contractors as a result of a combination of hiring full time employees and outsourcing certain business activities to third parties. These decreases were partially offset by an increase to payroll-related expenses incurred as our business continues to grow.
Allocated overhead and other expenses increased primarily due to an increase in information technology related costs as well as audit, tax, and legal expenses as compared to the prior year as our employee base and infrastructure continue to grow.
Other income, net

	For the Three Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
	(dollars in thousands)
Other income, net	$9,812	$2,284	$7,528	330%
Percentage of total revenue	2%	1%
The increase in other income, net for the three months ended March 30, 2024 as compared to the three months ended March 25, 2023 was due to higher interest earned on invested cash balances and marketable securities as a result of increased interest rates from the prior year as well as a higher cash balance at March 30, 2024 as compared to March 25, 2023.

	For the Six Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
	(dollars in thousands)
Other income, net	$16,011	$4,118	$11,893	289%
Percentage of total revenue	2%	1%
The increase in other income, net for the six months ended March 30, 2024 as compared to the six months ended March 25, 2023 was due to higher interest earned on invested cash balances and marketable securities as a result of increased interest rates from the prior year as well as a higher cash balance at March 30, 2024 as compared to March 25, 2023.
Income Taxes

	For the Three Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
(dollars in thousands)
Income tax benefit	$188	$17	$171	1006%
Percentage of total revenue	—%	—%
The increase in income tax benefit for the three months ended March 30, 2024 as compared to the three months ended March 25, 2023 is attributable to the expense related to our state income taxes.

	For the Six Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
(dollars in thousands)
Income tax benefit (expense)	$71	$(234)	$305	(130)%
Percentage of total revenue	—%	—%
The income tax benefit recorded for the six months ended March 30, 2024 as compared to the income tax expense recorded for the six months ended March 25, 2023 is attributable to the expense related to our state income taxes.
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
We consider Adjusted EBITDA to be an important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net loss excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; CEO transition charges; Joint venture formation fees; restructuring charges; equity financing transaction costs; and other infrequent items that may arise from time to time.

The non-GAAP adjustments, and our basis for excluding them from our non-GAAP financial measures, are outlined below:
•Stock-based compensation – Although stock-based compensation is an important aspect of the compensation paid to our employees, the grant date fair value varies based on the derived stock price at the time of grant, varying valuation methodologies, subjective assumptions, and the variety of award types. This makes the comparison of our current financial results to previous and future periods difficult to interpret; therefore, we believe it is useful to exclude stock-based compensation from our non-GAAP financial measures in order to highlight the performance of our business and to be consistent with the way many investors evaluate our performance and compare our operating results to peer companies. Our stock-based compensation non-GAAP financial measures exclusion includes non-cash stock-based compensation expense and payroll taxes related to stock-based compensation awards.
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
•Restructuring charges – Restructuring charges represent the charges incurred associated with certain actions to restructure parts of the Company within the U.S. and Canada. These charges include severance and related expenses for workforce reductions, lower of cost and net realizable value adjustments to inventory and long-lived assets that will no longer be used in operations, and termination fees for any contracts cancelled as part of these programs. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items vary significantly based on the magnitude of the restructuring action and do not reflect future expected operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or past operations of our business.
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
•Equity financing transaction costs – Equity financing transaction costs represents the costs incurred, including for legal, professional fees for accountants, transaction fees, advisory fees, due diligence costs, and certain other professional fees that are directly related to an equity financing transaction.
The following table reconciles GAAP net loss to Adjusted EBITDA for the three and six months ended March 30, 2024 and March 25, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
Net loss	$(40,952)	$(55,416)	$(53,919)	$(123,402)
Interest income	(9,795)	(2,392)	(15,944)	(4,225)
Income tax expense (benefit)	(188)	(17)	(71)	234
Depreciation and amortization	2,468	1,680	5,033	3,375
Stock-based compensation	34,726	36,539	64,188	86,079
CEO transition charges	—	—	—	2,026
Restructuring charges	34,206	8,373	34,206	8,373
Joint venture formation fees	—	—	1,089	—
Equity financing transaction costs	1,985	—	1,985	—
Adjusted EBITDA	$22,450	$(11,233)	$36,567	$(27,540)
We consider Adjusted gross profit and Adjusted gross profit margin to be important indicators of profitability which we use in our financial and operational decision-making and evaluation of our overall operating performance. We define Adjusted gross profit, a non-GAAP financial measure, as GAAP gross profit excluding the following items: depreciation, stock-based compensation expense, and restructuring charges. We define Adjusted gross profit margin, a non-GAAP financial measure, as non-GAAP Adjusted gross profit divided by total revenue. The following table reconciles GAAP gross profit to Adjusted gross profit and gross profit margin to Adjusted gross profit margin during the periods presented (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
Gross profit	$44,162	$42,847	$114,268	$78,041
Depreciation	88	189	181	375
Stock-based compensation	5,156	459	8,587	771
Restructuring charges	34,206	5,240	34,206	5,240
Adjusted gross profit	$83,612	$48,735	$157,242	$84,427

Gross profit margin	10.4%	16.1%	14.4%	16.5%
Adjusted gross profit margin	19.7%	18.3%	19.8%	17.8%
Liquidity and Capital Resources
As of March 30, 2024, our principal sources of liquidity were cash received upon exercise of warrants and equity financing transactions, proceeds received from the maturities of marketable securities, and cash received from customers upon the inception and continuation of contracts to install customer Systems.
The following table shows net cash provided by (used in) operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the six months ended March 30, 2024 and March 25, 2023:

	Six Months Ended
	March 30, 2024	March 25, 2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(9,078)	$132,364
Investing activities	$235,476	$(216,147)
Financing activities	$416,941	$(10,726)
Operating Activities
Our net cash provided by (used in) operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, foreign currency gains and losses, marketable securities gains and losses, provision for excess and obsolete inventory, and stock-based compensation, as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to system installations and the associated costs incurred by us to fulfill the system installation performance obligation. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the system installation performance obligation.
Net cash used in operating activities was $9.1 million during the six months ended March 30, 2024. Net cash used in operating activities was primarily due to our net loss of $53.9 million adjusted for non-cash items of $89.4 million, primarily consisting of $6.4 million depreciation and amortization, $57.5 million stock-based compensation, and $34.3 million provision for excess and obsolete inventory, in addition to cash used in operating assets and liabilities of $44.6 million. Cash used in operating assets and liabilities of $44.6 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by operating activities was $132.4 million during the six months ended March 25, 2023. Net cash provided by operating activities was primarily due to our net loss of $123.4 million adjusted for non-cash items of $95.2 million, primarily consisting of $4.1 million depreciation and amortization, $6.2 million provision for excess and obsolete inventory, and $84.8 million stock-based compensation, offset by cash provided by operating assets and liabilities of $160.6 million. Cash provided by operating assets and liabilities of $160.6 million was primarily driven by net working capital changes, including timing of cash payments to vendors and cash receipts from customers, an increase in inventory purchases for the six months ended March 25, 2023 as we purchase additional inventory in order to meet our installation timeline for our customers’ upcoming warehouse automation system installations in connection with the Walmart Master Automation Agreement and other customer contracts, as well as an increase in deferred revenue for the six months ended March 25, 2023 resulting from an increase in the number of active system installation projects.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases, capitalization of internal use software development costs, purchases of marketable securities, and proceeds from maturities of marketable securities.
Net cash and cash equivalents provided by investing activities during the six months ended March 30, 2024 is primarily driven by $290.0 million in proceeds upon the maturity of certain U.S. Treasury securities, offset by purchases of U.S. Treasury securities of $48.7 million.
Net cash and cash equivalents used in investing activities during the six months ended March 25, 2023 consisted of $13.0 million of purchased property and equipment. Additionally, during the six months ended March 25, 2023, we purchased U.S. Treasury securities for $203.1 million.
Financing Activities
Our financing activities typically consist of payments and proceeds related to our equity incentive plans for both RSUs and ESPP, and also include proceeds from the exercise of the vested warrants issued to Walmart as well as proceeds from equity financing transactions.
During the six months ended March 30, 2024, we received cash of $158.7 million upon the gross exercise of Walmart’s vested warrant units, which occurred in December 2023. We additionally received proceeds of $258.0 million in relation to issuance of Class A common stock upon completion of our equity financing transaction in March 2024. No other significant financing activities occurred during the six months ended March 30, 2024.
During the six months ended March 25, 2023, we incurred a payment of $11.7 million for the taxes related to the net share settlement of stock-based compensation awards. We also received proceeds of $1.0 million from the issuance of common stock under the ESPP upon the expiration of the first offering period which occurred at the end of December 2022.
Contractual Obligations and Commitments and Liquidity Outlook
Our cash flows from operations along with equity infusions have historically been sufficient to fund our operating activities and other cash requirements. As of March 30, 2024, we have a cash and cash equivalents balance of $901.4 million and short-term available for sale marketable securities balance of $50.0 million. Our cash requirements for the six months ended March 30, 2024 were primarily related to inventory purchases in order to deliver to our customers our warehouse automation systems in an orderly manner in line with our installation timeline, purchases of marketable securities in order to diversify the composition of our cash balance, and capital expenditures.
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
The following table summarizes our current and long-term material cash requirements as of March 30, 2024 for our vendor commitments:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Vendor commitments	$1,200,414	$1,186,849	$13,565	$—	$—

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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended March 30, 2024 as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended September 30, 2023, which are included within the Annual Report on Form 10-K filed with the SEC on December 11, 2023.
Off-Balance Sheet Arrangements
As of March 30, 2024, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Except as set forth below, there were no changes in our internal control over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to affect, our internal control over financial reporting.
The Company has completed its new enterprise resource planning (“ERP”) system implementation, SAP’s S4/HANA which is expected to improve the efficiency of certain financial and related business processes. The implementation of SAP’s S4/HANA is expected to strengthen the financial controls by automating certain manual processes and standardizing business processes and reporting across the organization. The Company will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls. For a discussion of risks related to the implementation of new systems, please see the section in our Quarterly Report on Form 10-Q filed with the SEC on February 8, 2024 titled “Risk Factors”.
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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a detailed discussion of these risks, please see the section in our Annual Report on Form 10-K filed with the SEC on December 11, 2023 and our Quarterly Report on Form 10-Q filed with the SEC on February 8, 2024 titled “Risk Factors”. Any of the matters highlighted in those risk factors could adversely affect our business, results of operation and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the fiscal quarter ended March 30, 2024, the following director(s) and officer(s), as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408:
On February 28, 2024, entities related to Todd Krasnow, a director of the Company, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Krasnow’s Rule 10b5-1 trading plan provides for the sale of up to a maximum of 154,000 shares of Class A Common Stock for which Mr. Krasnow is a beneficial owner as defined in Rule 16a-1(a) under the Exchange Act. Mr. Krasnow’s Rule 10b5-1 trading plan expires on April 30, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b4-1(c).
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

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference into this Report.

Exhibit	Description
10.1	Amendment No. 1 to Limited Liability Company Agreement of GreenBox Systems LLC, by and among Symbotic Holdings LLC, Sunlight Investment Corp and GreenBox Systems LLC, dated as of April 15, 2024.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2024

Symbotic Inc.

By:	/s/ Carol Hibbard
Name:	Carol Hibbard
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)