Form 10-Q
period 2024-06-29
Symbotic Inc.
filed 2024-07-31
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
As of July 29, 2024, the following shares of common stock were outstanding:
103,779,435 shares of Class A common stock, par value $0.0001 per share
77,488,386 shares of Class V-1 common stock, par value $0.0001 per share
404,309,196 shares of Class V-3 common stock, par value $0.0001 per share

i

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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Symbotic Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 29, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$870,469	$258,770
Marketable securities	—	286,736
Accounts receivable	100,499	69,206
Unbilled accounts receivable	160,688	121,149
Inventories	132,111	136,121
Deferred expenses	6,748	34,577
Prepaid expenses and other current assets	100,802	85,236
Total current assets	1,371,317	991,795
Property and equipment, net	81,029	34,507
Intangible assets, net	—	217
Other assets	106,096	24,191
Total assets	$1,558,442	$1,050,710
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$156,286	$109,918
Accrued expenses and other current liabilities	177,166	128,314
Deferred revenue	714,641	787,227
Total current liabilities	1,048,093	1,025,459
Deferred revenue	81,642	—
Other liabilities	49,412	27,967
Total liabilities	1,179,147	1,053,426

Commitments and contingencies (Note 13)	—	—

Equity:
Class A Common Stock, 3,000,000,000 shares authorized, 103,096,119 and 82,112,881 shares issued and outstanding at June 29, 2024 and September 30, 2023, respectively	12	8
Class V-1 Common Stock, 1,000,000,000 shares authorized, 77,490,386 and 66,931,097 shares issued and outstanding at June 29, 2024 and September 30, 2023, respectively	8	7

Class V-3 Common Stock, 450,000,000 shares authorized, 404,309,196 and 407,528,941 shares issued and outstanding at June 29, 2024 and September 30, 2023, respectively	41	41
Additional paid-in capital - warrants	—	58,126
Additional paid-in capital	1,742,697	1,254,022
Accumulated deficit	(1,321,431)	(1,310,435)
Accumulated other comprehensive loss	(2,632)	(1,687)
Total stockholders’ equity	418,695	82
Noncontrolling interest	(39,400)	(2,798)
Total equity	379,295	(2,716)
Total liabilities and equity	$1,558,442	$1,050,710
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
Revenue:
Systems	$472,119	$302,350	$1,229,993	$757,854
Software maintenance and support	3,545	1,768	8,280	4,466
Operation services	16,198	7,719	46,340	22,683
Total revenue	491,862	311,837	1,284,613	785,003
Cost of revenue:
Systems	407,852	244,660	1,053,407	618,651
Software maintenance and support	2,539	3,603	6,201	7,380
Operation services	14,065	10,665	43,331	28,022
Total cost of revenue	424,456	258,928	1,102,939	654,053
Gross profit	67,406	52,909	181,674	130,950
Operating expenses:
Research and development expenses	44,722	48,845	133,327	149,251
Selling, general, and administrative expenses	47,871	46,073	143,535	150,994
Total operating expenses	92,593	94,918	276,862	300,245
Operating loss	(25,187)	(42,009)	(95,188)	(169,295)
Other income, net	11,615	2,937	27,626	7,055
Loss before income tax and equity method investment	(13,572)	(39,072)	(67,562)	(162,240)
Income tax expense	(95)	(5)	(24)	(239)
Loss from equity method investment	(537)	—	(537)	—
Net loss	(14,204)	(39,077)	(68,123)	(162,479)
Net loss attributable to noncontrolling interests	(11,716)	(34,730)	(57,127)	(144,821)
Net loss attributable to common stockholders	$(2,488)	$(4,347)	$(10,996)	$(17,658)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.02)	$(0.07)	$(0.12)	$(0.29)
Weighted-average shares of Class A Common Stock outstanding:
Basic and Diluted	102,414,284	61,782,886	92,891,276	60,160,039
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
Net loss	$(14,204)	$(39,077)	$(68,123)	$(162,479)
Less: Net loss attributable to noncontrolling interests	(11,716)	(34,730)	(57,127)	(144,821)
Net loss attributable to common stockholders	$(2,488)	$(4,347)	$(10,996)	$(17,658)
Other comprehensive income (loss):
Foreign currency translation adjustments	(161)	651	(302)	169
Changes in unrealized gain on investments, net of income taxes of $— for the three and nine months ended June 29, 2024 and June 24, 2023	(1,318)	1,617	(5,481)	3,969
Total other comprehensive income (loss)	(1,479)	2,268	(5,783)	4,138
Less: other comprehensive income (loss) attributable to noncontrolling interests	(1,220)	2,016	(4,838)	3,678
Other comprehensive income (loss) attributable to common stockholders	$(259)	$252	$(945)	$460
Comprehensive loss	(15,683)	(36,809)	(73,906)	(158,341)
Less: Comprehensive loss attributable to noncontrolling interests	(12,936)	(32,714)	(61,965)	(141,143)
Total comprehensive loss attributable to common stockholders	$(2,747)	$(4,095)	$(11,941)	$(17,198)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)
(in thousands, except share information)

	Three Months Ended June 29, 2024
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 30, 2024	101,195,288	$12	78,432,388	$8	404,334,196	$40	$1,738,317	$(2,373)	$(1,318,943)	$(3,435)	$413,626
Net loss	—	—	—	—	—	—	—	—	(2,488)	(11,716)	(14,204)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	933,829	—	—	—	—	—	—	—	—	—	—
Exchange of Class V-1 and V-3 common stock	967,002	—	(942,002)	—	(25,000)	1	(910)	—	—	910	1
Distributions to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	(48,100)	(48,100)
Stock-based compensation	—	—	—	—	—	—	5,290	—	—	24,161	29,451
Other comprehensive loss	—	—	—	—	—	—	—	(259)	—	(1,220)	(1,479)
Balance at June 29, 2024	103,096,119	$12	77,490,386	$8	404,309,196	$41	$1,742,697	$(2,632)	$(1,321,431)	$(39,400)	$379,295

	Nine Months Ended June 29, 2024
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 30, 2023	82,112,881	$8	66,931,097	$7	407,528,941	$41	$58,126	$1,254,022	$(1,687)	$(1,310,435)	$(2,798)	$(2,716)
Net loss	—	—	—	—	—	—	—	—	—	(10,996)	(57,127)	(68,123)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	5,849,738	1	—	—	—	—	—	(3,103)	—	—	(50)	(3,152)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	102,633	—	—	—	—	—	—	3,501	—	—	—	3,501
Exchange of Class V-1 and V-3 common stock	8,530,867	2	(5,311,122)	(2)	(3,219,745)	—	—	(1,064)	—	—	1,064	—
Issuance of common stock in connection with equity offering	6,500,000	1	—	—	—	—	—	257,985	—	—	—	257,986
Exercise of warrants	—	—	15,870,411	3	—	—	(58,126)	216,828	—	—	—	158,705
Distributions to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	—	(48,100)	(48,100)
Stock-based compensation	—	—	—	—	—	—	—	14,528	—	—	72,449	86,977
Other comprehensive loss	—	—	—	—	—	—	—	—	(945)	—	(4,838)	(5,783)
Balance at June 29, 2024	103,096,119	$12	77,490,386	$8	404,309,196	$41	$—	$1,742,697	$(2,632)	$(1,321,431)	$(39,400)	$379,295

	Three Months Ended June 24, 2023
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 25, 2023	61,283,689	$6	77,080,090	$8	416,933,025	$42	$58,126	$1,246,152	$(2,086)	$(1,299,880)	$19,073	$21,441
Net loss	—	—	—	—	—	—	—	—	—	(4,347)	(34,730)	(39,077)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	164,675	—	—	—	—	—	—	6	—	—	(6)	—
Exchange of Class V-1 common stock	993,345	—	(993,345)	—	—	—	—	38	—	—	(38)	—
Stock-based compensation	—	—	—	—	—	—	—	4,159	—	—	32,840	36,999
Other comprehensive loss	—	—	—	—	—	—	—	—	252	—	2,016	2,268
Balance at June 24, 2023	62,441,709	$6	76,086,745	$8	416,933,025	$42	$58,126	$1,250,355	$(1,834)	$(1,304,227)	$19,155	$21,631

	Nine Months Ended June 24, 2023
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 24, 2022	57,718,836	$6	79,237,388	$8	416,933,025	$42	$58,126	$1,237,865	$(2,294)	$(1,286,569)	$61,756	$68,940
Net loss	—	—	—	—	—	—	—	—	—	(17,658)	(144,821)	(162,479)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,841,753	—	—	—	—	—	—	(1,157)	—	—	(10,560)	(11,717)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	98,171	—	—	—	—	—	—	119	—	—	868	987
Exchange of Class V-1 common stock	2,782,949	—	(2,782,949)	—	—	—	—	238	—	—	(238)	—
Cancellation of Class V-1 common stock	—	—	(367,694)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	13,290	—	—	108,472	121,762
Other comprehensive loss	—	—	—	—	—	—	—	—	460	—	3,678	4,138
Balance at June 24, 2023	62,441,709	$6	76,086,745	$8	416,933,025	$42	$58,126	$1,250,355	$(1,834)	$(1,304,227)	$19,155	$21,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Nine Months Ended
	June 29, 2024	June 24, 2023
Cash flows from operating activities:
Net loss	$(68,123)	$(162,479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,048	6,606
Foreign currency losses (gains)	(8)	66
(Gain) on investments	(10,084)	—
Provision for excess and obsolete inventory	34,105	6,160
Loss on disposal of assets	—	123
Stock-based compensation	86,858	121,762
Changes in operating assets and liabilities:
Accounts receivable	(31,295)	(70,300)
Inventories	(30,099)	(80,781)
Prepaid expenses and other current assets	(55,211)	(421)
Deferred expenses	(10,626)	(13,128)
Other assets	(4,415)	(5,944)
Accounts payable	46,368	5,856
Accrued expenses and other current liabilities	48,593	20,044
Deferred revenue	9,059	349,360
Other liabilities	9,136	9,342
Net cash provided by operating activities	41,306	186,266
Cash flows from investing activities:
Purchases of property and equipment	(21,507)	(20,363)
Capitalization of internal use software development costs	(1,500)	—
Proceeds from maturities of marketable securities	340,000	50,000
Purchases of marketable securities	(48,660)	(301,097)
Purchases of strategic investments	(66,489)	—
Net cash provided by (used in) investing activities	201,844	(271,460)
Cash flows from financing activities:
Payment for taxes related to net share settlement of stock-based compensation awards	(3,181)	(11,713)
Net proceeds from issuance of common stock under employee stock purchase plan	3,435	987
Proceeds from issuance of Class A Common Stock	257,985	—
Proceeds from exercise of warrants	158,704	—
Distributions to Symbotic Holdings LLC partners	(47,654)	—
Net cash provided by (used in) financing activities	369,289	(10,726)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(25)	93
Net increase (decrease) in cash, cash equivalents, and restricted cash	612,414	(95,827)
Cash, cash equivalents, and restricted cash — beginning of period	260,918	353,457
Cash, cash equivalents, and restricted cash — end of period	$873,332	$257,630

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,818	$—
Transfer of equipment from deferred cost to property and equipment	$38,454	$—
Warrant associated with supplier agreement	$12,308	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Operations
SVF Investment Corp. 3, formerly known as SVF Investment III Corp., (“SVF 3” and, after the transactions described below, “Symbotic” or the “Company”) was a blank check company incorporated as a Cayman Islands exempted company on December 11, 2020. Warehouse Technologies LLC (“Legacy Warehouse”) was formed in December 2006 to make investments in companies that develop new technologies to improve operating efficiencies in modern warehouses. Symbotic LLC, a technology company that develops and commercializes innovative technologies for use within warehouse operations, and Symbotic Group Holdings, ULC were wholly owned subsidiaries of Legacy Warehouse. On December 12, 2021, (i) SVF 3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legacy Warehouse, Symbotic Holdings LLC (“Symbotic Holdings”), and Saturn Acquisition (DE) Corp., a wholly owned subsidiary of SVF 3 (“Merger Sub”), and (ii) Legacy Warehouse entered into an Agreement and Plan of Merger (the “Company Merger Agreement”) with Symbotic Holdings.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements and related notes thereto as of and for the year ended September 30, 2023. Except as noted below, there have been no material changes to the significant accounting policies during the three month period ended June 29, 2024.
Derivative Instruments
The Company entered into a warrant agreement and a development and supply agreement with a supplier that, subject to meeting certain conditions, entitles the Company to acquire a fixed number of shares of the supplier during a period of time set forth in the warrant agreement. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Refer to Note 11, Derivative Instruments, for further description of the Company’s derivative instrument activities.
Presentation of Restricted Cash
Restricted cash consists of collateral required for a credit card processing program and a U.S. customs bond. The short-term or long-term classification is determined in accordance with the required amount of time the cash is to be held as collateral, which is short-term for less than 12 months, and long-term for greater than 12 months from the balance sheet date. As the cash is required to be held as collateral for a period which is greater than 12 months from June 29, 2024, it is presented in other long-term assets. The following table summarizes the end-of-period cash and cash equivalents from the Company’s Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	June 29, 2024	June 24, 2023
Cash and cash equivalents	$870,469	$255,490
Restricted cash classified in:
Other long-term assets	2,863	2,140
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$873,332	$257,630
Volume of Business
The Company has concentration in the volume of purchases it conducts with its suppliers. For the three months ended June 29, 2024, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases from that supplier amounted to $66.8 million. For the nine months ended June 29, 2024, there were two suppliers that accounted for greater than 10% of total purchases, and the aggregate purchases from these suppliers amounted to $244.5 million. For the three and nine months ended June 24, 2023, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases from that supplier amounted to $63.7 million and $127.8 million, respectively.
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
The Company will cease to be an EGC on the date that is the earliest of (i) the end of the fiscal year in which total annual gross revenue exceeds $1.235 billion, (ii) the last day of the Company’s fiscal year following March 11, 2026 (the fifth anniversary of the date on which SVF 3 consummated the initial public offering of SVF 3), (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the preceding three-year period; or (iv) the end of the fiscal year in which the market value of the Company’s common stock held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter. As of the last business day of the most recently completed second fiscal quarter, which ended March 30, 2024, the market value of the Company’s common stock held by non-affiliates was approximately $1,934 million (based on the closing sales price of the Class A common stock on March 28, 2024 of $45.00), and therefore, the Company will cease to be an EGC as of the end of the current fiscal year ending September 28, 2024.
Recent Accounting Pronouncements
The Company has implemented all applicable accounting pronouncements that are in effect and there are no new accounting pronouncements that have been issued that would have a material impact on its financial position or results of operations.
3. Noncontrolling Interests
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company.
The following table summarizes the ownership of the stock of the Company for the three and nine months ended June 29, 2024.

	Three Months Ended			Nine Months Ended
	June 29, 2024
	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at beginning of period	101,195,288	482,766,584	583,961,872	82,112,881	474,460,038	556,572,919
Issuances	933,829	—	933,829	12,452,371	15,870,411	28,322,782
Exchanges	967,002	(967,002)	—	8,530,867	(8,530,867)	—
Balance at June 29, 2024	103,096,119	481,799,582	584,895,701	103,096,119	481,799,582	584,895,701

Percent ownership at June 29, 2024	17.6%	82.4%	100%	17.6%	82.4%	100%

The following table summarizes the ownership of the stock of the Company for the three and nine months ended June 24, 2023.

	Three Months Ended			Nine Months Ended
	June 24, 2023
	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at beginning of period	61,283,689	494,013,115	555,296,804	57,718,836	496,170,413	553,889,249
Issuances	164,675	—	164,675	1,939,924	—	1,939,924
Exchanges	993,345	(993,345)	—	2,782,949	(2,782,949)	—
Cancellations	—	—	—	—	(367,694)	(367,694)
Balance at June 24, 2023	62,441,709	493,019,770	555,461,479	62,441,709	493,019,770	555,461,479

Percent ownership at June 24, 2023	11.2%	88.8%	100%	11.2%	88.8%	100%
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

Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	June 29, 2024	September 30, 2023
Accounts receivable	$100,499	$69,206
Unbilled accounts receivable	$160,688	$121,149
Contract liabilities	$796,283	$787,227
The change in the opening and closing balances of the Company’s accounts receivable primarily results from the increase in customer system implementations in the current fiscal year as well as the timing of when customer payments are due. The change in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary, and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. During the nine months ended June 29, 2024 and June 24, 2023, the Company recognized $687.3 million and $314.9 million, respectively, of the contract liability balance as revenue upon transfer of the products or services to customers.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of June 29, 2024 was $22.8 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement with Walmart Inc. (“Walmart”) to implement Systems in all of Walmart’s 42 regional distribution centers (“Master Automation Agreement”), and in connection with the Commercial Agreement with GreenBox (as defined below) under which Symbotic will implement its warehouse automation system into GreenBox distribution center locations. As the Company accounts for GreenBox as an equity method investment, the remaining performance obligation includes the Company’s proportionate share of unconsolidated variable interest entity contracts. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty. The Company expects to recognize approximately 9% of its remaining performance obligations as revenue in the next 12 months, approximately 60% of its remaining performance obligations as revenue within 5 years, and the remaining thereafter, which is dependent on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
Significant Customers
For the three and nine months ended June 29, 2024 and June 24, 2023, there was one customer that individually accounted for 10% or more of total revenue. The following table represents this customer’s aggregate percent of total revenue.

	Three Months Ended		Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
Customer A	91.3%	89.2%	86.5%	87.3%

At June 29, 2024, four customers accounted for over 10% of the Company’s accounts receivable balance, and two customers accounted for over 10% of the Company’s accounts receivable balance at September 30, 2023. The following table represents these customers’ aggregate percent of total accounts receivable. The symbol “n/a” indicates that such customer’s accounts receivable balance at the period indicated within the table did not exceed 10% of the Company’s accounts receivable balance.

	June 29, 2024	September 30, 2023
Customer A	27.3%	86.6%
Customer B	n/a	10.3%
Customer C	26.4%	n/a
Customer D	30.3%	n/a
Customer E	12.0%	n/a
Aggregate Percent of Total Accounts Receivable	96.0%	96.9%
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
The following table presents the balance sheet location of the Company’s operating leases for each of the periods presented (in thousands):

	June 29, 2024	September 30, 2023
ROU assets:
Other long-term assets	$15,924	$12,398

Lease Liabilities:
Accrued expenses and other current liabilities	$1,856	$1,347
Other long-term liabilities	16,319	12,291
Total lease liabilities	$18,175	$13,638
The following table presents maturities of the Company’s operating lease liabilities as of June 29, 2024, presented under ASC Topic 842 (in thousands):

June 29, 2024
Remaining fiscal year 2024	$813
Fiscal year 2025	2,954
Fiscal year 2026	3,405
Fiscal year 2027	3,681
Fiscal year 2028 and thereafter	12,746
Total future minimum payments	$23,599
Less: Implied interest	(5,424)
Total lease liabilities	$18,175
The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of June 29, 2024 was 8.0%.

As of June 29, 2024, the weighted-average remaining lease term of the Company’s operating leases was approximately 6.1 years. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $1.2 million for the nine months ended June 29, 2024.
6. Inventories
Inventories at June 29, 2024 and September 30, 2023 consist of the following (in thousands):

	June 29, 2024	September 30, 2023
Raw materials and components	$84,737	$124,446
Finished goods	47,374	11,675
Total inventories	$132,111	$136,121
7. Property and Equipment
Property and equipment at June 29, 2024 and September 30, 2023 consists of the following (in thousands):

	June 29, 2024	September 30, 2023
Computer equipment and software, furniture and fixtures, test equipment, and other equipment	$96,564	$40,437
Internal use software	6,873	5,638
Leasehold improvements	11,172	7,194
Total property and equipment	114,609	53,269
Less accumulated depreciation	(33,580)	(18,762)
Property and equipment, net	$81,029	$34,507
Included within the $46.5 million net increase of property and equipment from September 30, 2023 to June 29, 2024 is approximately $38.5 million non-cash transfer of equipment from deferred cost to property and equipment related to equipment which the Company will be utilizing for internal operations.
For the three and nine months ended June 29, 2024, depreciation expense was $4.8 million and $9.6 million, respectively. For the three and nine months ended June 24, 2023, depreciation expense was $1.5 million and $4.7 million, respectively.
8. Severance Charges
During the second quarter of fiscal year 2023, management committed to actions to restructure certain parts of the Company within the U.S. and Canada to better position the Company to become more agile in delivering its solutions through various outsourcing partnerships. As a result, certain headcount reductions were necessary, and the Company recognized less than $0.1 million and $2.3 million of expense associated with these actions, which is included within selling, general, and administrative expenses on the Consolidated Statements of Operations for the three and nine months ended June 24, 2023, respectively, and was completed within fiscal year 2023. The costs incurred related to employee severance are recorded as a liability when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these charges is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.
The following table presents the activity related to the Company’s severance liability as of June 24, 2023 (in thousands). The Company did not have material severance activity for the three or nine months ended June 29, 2024 or year ended September 30, 2023.

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
For the three and nine months ended June 29, 2024, the Company recorded a current income tax expense of $0.1 million and less than $0.1 million, respectively. For the three and nine months ended June 24, 2023, the Company recorded a current income tax expense of less than $0.1 million and $0.2 million, respectively. The Company incurred a pre-tax loss for the three and nine month periods and recorded a full valuation allowance against its domestic deferred tax assets. The Company incurs state tax expense by Symbotic LLC at the flow-through entity level and foreign tax expense at its foreign subsidiaries. The effective tax rate for the three and nine months ended June 29, 2024 is (0.70)% and (0.04)% respectively, as compared to an effective tax rate of —% and (0.15)%, for the three and nine months ended June 24, 2023, respectively. The effective tax rate differs from the federal statutory income tax rate primarily due to the flow-through entity level taxes and the effect of the valuation allowance against the Company’s net federal and state deferred income taxes.
As of June 29, 2024, the Company continues to conclude that the negative evidence regarding its ability to realize its deferred tax assets outweighs the positive evidence, and the Company has a full valuation allowance against its domestic federal and state net deferred tax assets and a partial valuation allowance against its foreign net deferred tax assets. The Company has a history of cumulative pre-tax losses for the three previous fiscal years which it believes represents significant negative evidence in evaluating whether its deferred tax assets are realizable. Given these cumulative losses, lack of forecast history, the competitive environment, and uncertainty of general economic conditions, the Company does not believe it can rely on projections of future taxable income exclusive of reversing taxable temporary differences to support the realization of its deferred tax assets. In upcoming quarters, the Company will continue to evaluate both the positive and negative evidence surrounding its ability to realize its deferred tax assets.
Tax Receivable Agreement
As of June 29, 2024, future payments under the Tax Receivable Agreement (“TRA”) with respect to the purchase of Symbotic Holdings units which occurred as part of or subsequent to the Business Combination are expected to be $470.2 million. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by the Company as a result of exchanges by its pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income or loss before taxes on the consolidated statement of operations in the period in which the change occurs. As of June 29, 2024, no TRA liability was recorded based on the amount expected to be paid for cash tax savings related to fiscal year 2024. No TRA liability was recorded for periods after fiscal year 2024 based on current projections of future taxable income and taking into consideration the Company’s full valuation allowance against its net deferred tax asset.
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

The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of June 29, 2024 and September 30, 2023 (in thousands):

	June 29, 2024				September 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$778,053	$—	$—	$778,053	$219,945	$—	$—	$219,945
U.S. Treasury securities	—	—	—	—	—	286,736	—	286,736
Warrant fair value	—	12,308	—	12,308	—	—	—	—
Total assets	$778,053	$12,308	$—	$790,361	$219,945	$286,736	$—	$506,681
The Company had no liabilities measured and recorded at fair value on a recurring basis as of June 29, 2024 and September 30, 2023.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At June 29, 2024, the fair value of the warrant issued as described in Note 11, Derivative Instruments, is classified as Level 2 and at September 30, 2023, U.S. Treasury securities were classified as Level 2. Level 2 securities are priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
11. Derivative Instruments
The Company entered into warrant agreements and a development and supply agreement with a supplier which, subject to meeting certain conditions, will entitle the Company to acquire a fixed number of shares of the supplier during the period of time set forth in the warrant agreements. The warrants will vest in a series of tranches, at a specified price per share, upon meeting certain development and production based milestones. If, and when, the relevant milestone is reached, the corresponding tranche of warrant will become exercisable up until the expiration date of the warrants in May 2044.
The warrant is accounted for as a derivative under ASC 815, Derivatives and Hedging, as a result of certain net settlement provisions in the warrant agreements. The Company reports the warrant at its fair value within “other assets” in its condensed consolidated balance sheets and changes in the fair value of the warrant are recognized in “other income, net” on its condensed consolidated statements of operations. The day-one value attributable to the other side of the warrant is reported within “other liabilities” in the Company’s condensed consolidated balance sheets and will be amortized over the life of the applicable development and production milestones as determined in the development and supply agreement. The fair value of the warrant recognized within “other assets” on the Company’s condensed consolidated balance sheets at June 29, 2024 is $12.3 million. There is no impact recorded to “other income, net” on the Company’s condensed consolidated statements of operations for the period ended June 29, 2024, as the Company entered into these warrant agreements in the current period.
12. Related Party Transactions
ASC 850, Related Party Disclosures (“ASC 850”) provides guidance for the identification of related parties and the disclosure of related party transactions. Related parties are generally defined as (i) affiliates of the Company; (ii) owners of more than 10% of the voting interests of the Company and members of their immediate families; (iii) management of the Company and members of their immediate families; (iv) other parties which directly or indirectly control, are controlled by, or are under common control with the Company; or (v) other parties who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company assesses related parties each reporting period. For the reporting periods covered by this report, the Company determined that C&S Wholesale Grocers, Inc. (“C&S”) and certain current holders of Symbotic Holdings LLC were a related party under ASC 850. The following transactions were related party transactions under ASC 850.

Aircraft Time Sharing Agreement
In December 2021 and May 2022, the Company entered into aircraft time-sharing agreements with C&S whereby the Company’s officials, employees, and guests are permitted to use the two C&S aircraft on an as-needed and as-available basis, with no minimum usage being required. As there is no defined period of time stated within these aircraft time-sharing agreements, the Company does not consider these to meet the definition of a lease, and as such, records payments in the period in which the obligation for the payment is incurred. For the three and nine months ended June 29, 2024, the Company incurred expense of $0.2 million and $0.7 million, respectively, and for the three and nine months ended June 24, 2023, the Company incurred expense of $0.2 million and $0.6 million, respectively, related to these aircraft time-sharing agreements.
Usage of Facility and Employee Services
The Company has a license arrangement with C&S whereby C&S is providing receiving and logistics services for the Company within a C&S distribution facility. The arrangement also provides for C&S employees assisting with certain of the Company’s operations. For the three and nine months ended June 29, 2024, the Company incurred expense of $0.1 million and $1.6 million, respectively, and for the three and nine months ended June 24, 2023, the Company incurred expense of $1.0 million and $2.0 million, respectively, related to this arrangement.
Customer Contracts
The Company has customer contracts with C&S relating to systems implementation, software maintenance services and the operations of a warehouse automation system. For the three and nine months ended June 29, 2024, revenue of $13.0 million and $48.6 million was recognized, respectively, relating to these customer contracts. For the three and nine months ended June 24, 2023, revenue of $1.4 million and $14.1 million was recognized, respectively, relating to these customer contracts. There was $15.3 million accounts receivable due from and $9.0 million of unbilled receivables for C&S at June 29, 2024, and $0.9 million accounts receivable due from C&S at September 30, 2023. There was $0.5 million and $9.3 million of deferred revenue related to contracts with C&S at June 29, 2024 and September 30, 2023, respectively.
Tax Distribution to Symbotic Holdings LLC partners
Pursuant to the Second Amended and Restated Limited Liability Company Agreement of Symbotic Holdings LLC. Symbotic LLC makes pro rata tax distributions to the Holders of Symbotic Holdings’ units in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Symbotic Holdings that is allocated to them. For the three and nine months ended June 29, 2024, the Company distributed a total of $47.7 million of tax distributions to its members, of which $41.2 million was distributed to those who met the definition of a related party in accordance with ASC 850.
13. Commitments and Contingencies
Contingencies
Liabilities for any loss contingencies arising from claims, assessments, litigation, fines, penalties, and other matters are recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. As of June 29, 2024, the Company has made appropriate provisions related to such matters and does not believe that such matters will have a material adverse effect on the Company’s consolidated operations, financial position, or liquidity.
Indemnifications
In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of June 29, 2024 and September 30, 2023.

Warranty
The Company provides a limited warranty on its warehouse automation systems and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets.
Activity related to the warranty accrual is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
Balance at beginning of period	$27,476	$12,416	$18,948	$9,004
Provision	10,442	3,281	22,481	9,982
Warranty usage	(10,528)	(1,641)	(14,039)	(4,930)
Balance at end of period	$27,390	$14,056	$27,390	$14,056
14. Variable Interest Entities (“VIE”)
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
On July 23, 2023, the Company, New Symbotic Holdings, and Symbotic LLC (collectively, the “Symbotic Group”), entered into a Framework Agreement (the “Framework Agreement”) with Sunlight Investment Corp., a Delaware corporation (“Sunlight”), SVF II Strategic Investments AIV LLC, a Delaware limited liability company (“SVF” and, together with Sunlight, “SoftBank”), and GreenBox Systems LLC, a Delaware limited liability company (“GreenBox”), related to the formation of GreenBox as a venture between the Symbotic Group and SoftBank, GreenBox Limited Liability Company Agreement, Master Services, License and Equipment Agreement (the “Commercial Agreement”) and warrant to purchase Class A Common Stock of Symbotic (the “GreenBox Warrant”).
GreenBox was established on July 21, 2023, to build and automate supply chain networks globally by operating and financing the Company’s advanced artificial intelligence (“A.I.”) and automation technology for the warehouse. Symbotic Holdings and Sunlight own 35% and 65% of GreenBox, respectively. On July 23, 2023, GreenBox entered into the Commercial Agreement with Symbotic LLC with respect to the purchase of Symbotic’s automated case handling systems. The Company evaluated for VIEs upon the formation of GreenBox in accordance with ASC 810, Consolidation. The Company holds a variable interest in GreenBox through its equity interest in GreenBox. GreenBox is a VIE resulting from GreenBox’s lack of sufficient equity to finance its operations without additional subordinated financial support from both the Company and SoftBank. The consolidation of GreenBox is not required as the Company is not the primary beneficiary of this VIE as it does not have the power to direct the activities that most significantly impact GreenBox’s economic performance. Such power is conveyed through GreenBox’s board of directors and the Company does not have control over GreenBox’s board of directors.
The Company’s recorded investments in the unconsolidated VIE and related estimated maximum exposure to loss are as follows (in thousands):

	June 29, 2024
	Investments in Unconsolidated VIE	Symbotic's Maximum Exposure to Loss
GreenBox Systems LLC	$65,620	$1,723,077
The Company calculated its maximum exposure to loss while considering its equity investment in the VIE, any amounts owed to the Company for services which may have been provided, and future funding commitments of $1,656.6 million. As of June 29, 2024, there is a $65.6 million carrying value of the VIE which represents the amount which the Company has invested in the VIE, net of the Company’s proportionate share of the VIE’s net loss. The Company’s maximum exposure to loss as displayed above does not take into consideration the VIE’s commitment under the Commercial Agreement to reimburse the Company in the event of a termination. If the VIE’s commitment under the Commercial Agreement was taken into consideration, there would be no maximum exposure to loss presented as the VIE’s commitment under the Commercial Agreement exceeds the Company’s future funding commitments.
15. Net Loss per Share
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
Numerator - basic and diluted
Net loss	$(14,204)	$(39,077)	$(68,123)	$(162,479)
Less: Net loss attributable to the noncontrolling interest	(11,716)	(34,730)	(57,127)	(144,821)
Net loss attributable to common stockholders	$(2,488)	$(4,347)	$(10,996)	$(17,658)
Denominator - basic and diluted
Weighted-average shares of Class A common shares outstanding	102,414,284	61,782,886	92,891,276	60,160,039
Loss per share of Class A common stock - basic and diluted	$(0.02)	$(0.07)	$(0.12)	$(0.29)
The Company’s Class V-1 Common Stock and Class V-3 Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V-1 Common Stock and Class V-3 Common Stock under the two-class method has not been presented.
The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the restricted stock units (“RSUs”), 2022 Employee Stock Purchase Plan (the “ESPP”) and Warrant Units (defined below). The average stock price for the three and nine months ended June 29, 2024 was $40.46 and $42.69, respectively. For the three months ended June 29, 2024, there were 6.1 million potentially dilutive common stock equivalents related to the RSUs. For the nine months ended June 29, 2024, there were 6.5 million and 0.2 million potentially dilutive common stock equivalents related to the RSUs and Warrant Units, respectively.
16. Stock-Based Compensation and Warrant Units
The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
RSUs (service-based and performance-based)	$28,416	$36,666	$84,970	$120,834
Employee stock purchase plan	916	333	1,888	928
Total stock-based compensation expense	$29,332	$36,999	$86,858	$121,762

Effect of stock-based compensation expense on income by line item (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
Cost of revenue, Systems	$3,401	$10	$9,955	$26
Cost of revenue, Software maintenance and support	116	1,302	351	1,397
Cost of revenue, Operation services	290	2,820	1,502	3,462
Research and development	12,819	16,220	37,905	54,805
Selling, general, and administrative	12,706	16,647	37,145	62,072
Total stock-based compensation expense	$29,332	$36,999	$86,858	$121,762
Total stock-based compensation expense for the nine months ended June 29, 2024 decreased as compared to the nine months ended June 24, 2023 as a result of the issuance of restricted stock to our employees in August 2022 following the Business Combination with application of the graded-vesting method of expense recognition. There was no such grant in the same period of fiscal year 2023.
Warrant Units
GreenBox Warrant
On July 23, 2023, in connection with the Commercial Agreement, the Company issued Sunlight the GreenBox Warrant to acquire up to an aggregate of 11,434,360 shares of the Company’s Class A Common Stock, subject to certain vesting conditions. The GreenBox Warrant had a grant date fair value of $19.90 per share. The GreenBox Warrant may vest in connection with conditions defined by the terms of the GreenBox Warrant, as GreenBox makes additional expenditures to the Company in connection with the Framework Agreement. There are up to eight tranches based on increments of expenditures where approximately 1,429,295 additional shares may vest per tranche, subject to certain conditions defined by the terms of the GreenBox Warrant. Upon vesting, the shares may be acquired at an exercise price of $41.9719. The GreenBox Warrant contains customary anti-dilution, down-round, and change-in-control provisions. The right to purchase shares pursuant to the GreenBox Warrant expires 36 months following the end of the initial term of the Framework Agreement, which is July 23, 2027, or, if applicable, the extension term of the Framework Agreement, which is July 23, 2029. As of June 29, 2024, none of the shares exercisable pursuant to the GreenBox Warrant had vested.
Walmart Warrant
On May 20, 2022, the Company entered into the Second Amended and Restated Master Automation Agreement with Walmart and issued Walmart a warrant to acquire up to an aggregate of 258,972 Legacy Warehouse Class A Units (“May 2022 Warrant”), subject to certain vesting conditions. The May 2022 Warrant had a grant date fair value of $224.45. In connection with the closing of the Company’s initial public offering in June 2022, the May 2022 Warrant was converted into a new warrant to acquire up to an aggregate of 15,870,411 common units of Symbotic Holdings (“June 2022 Warrant” and, the common units of Symbotic Holdings issuable thereunder, the “Warrant Units”). The June 2022 Warrant vested in the second quarter of fiscal year 2023, as the installation commencement date for certain Systems which the Company is installing in Walmart’s 42 regional distribution centers had occurred. In December 2023, Walmart elected to gross exercise the vested warrants for $158.7 million. As a result of this gross exercise, 15,870,411 shares of Class V-1 Common Stock were issued to Walmart.

17. Segment and Geographic Information
The Company operates as one operating segment. Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region for the three and nine months ended June 29, 2024 and June 24, 2023 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
United States	$491,076	$310,946	$1,281,776	$782,328
Canada	786	891	2,837	2,675
Total revenue	$491,862	$311,837	$1,284,613	$785,003
Percentage of revenue generated outside of the United States (a)	immaterial	immaterial	immaterial	immaterial
(a) The percentage of revenue generated outside of the United States for the three and nine months ended June 29, 2024 and June 24, 2023 was immaterial.
Total property and equipment, net by geographical region at June 29, 2024 and at September 30, 2023 are as follows (in thousands):

	June 29, 2024	September 30, 2023
United States	$80,638	$33,828
Canada	391	679
Total property and equipment, net	$81,029	$34,507
Percentage of property and equipment, net held outside of the United States (a)	immaterial	2%
(a) The percentage of property and equipment, net held outside of the United States as of June 29, 2024 was immaterial.
18. Subsequent Events
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
On July 19, 2024, the Company entered into an Asset Purchase Agreement with Veo Robotics, Inc. (“Veo”), pursuant to which certain assets and certain liabilities of Veo were acquired by the Company. The total purchase price for this transaction was $8.7 million and the transaction will be accounted for as an asset acquisition.

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
Our platform is based on a unique approach to connecting producers of goods to end users, in a way that resolves the mismatches of quantity, timing and location that arise between the two, while reducing costs. The underlying architecture of our platform is what differentiates our solution from anything else in the marketplace. It utilizes fully autonomous robots, collectively controlled by our A.I. enabled system software to achieve at scale, real world supply chain improvements that are so compelling that we believe our approach can become the de facto standard approach for how warehouses operate.
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
The key metrics which describe our System from commencement to completion are as follows: (1) “Start” is defined as when we sign a Statement of Work (“SOW”) with a customer; (2) “Deployment” is defined as the period of time following the signed SOW until the acceptance of the System; (3) “Operational” is defined as achieving acceptance of a System. The majority of Systems revenue occurs during Deployment, and once a System reaches acceptance, software maintenance and support begins.
Software maintenance and support: “Software Maintenance and Support” is defined as support services that provide our customers with technical support, updates, and upgrades to the embedded software license. Fees for Software Maintenance and Support are typically payable in advance on a quarterly, or annual basis over the term of the Software Maintenance and Support contract, which term can range from one to 15 years but, for a substantial majority of our Software Maintenance and Support contracts, is 15 years.
Operation services: We provide our customers with assistance operating the System and ensuring user experience is optimized for efficiency and effectiveness (“Operation Services”). Fees for Operation Services are typically invoiced to our customers on a time and materials basis monthly in arrears or using a fixed fee structure. Also included in Operation Services is revenue generated from the sales of spare parts to our customers as needed to service their System.
Cost of Revenue
Our cost of revenue is composed of the following for each of our distinct performance obligations:
Systems: Systems cost of revenue consists primarily of material and labor consumed in the production and installation of Systems, as well as depreciation expense. The design, assembly, and installation of a System includes substantive customer-specified acceptance criteria that allow the customer to accept or reject Systems that do not meet the customer’s specifications. When we cannot objectively determine that acceptance criteria will be met upon contract inception, cost of revenue relating to Systems is deferred and expensed at a point in time upon final acceptance from the customer. If acceptance criteria can be reasonably certain upon contract inception, Systems cost of revenue is expensed as incurred.
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
Results of Operations for the Three and Nine Months Ended June 29, 2024 and June 24, 2023
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
	(in thousands)
Revenue:
Systems	$472,119	$302,350	$1,229,993	$757,854
Software maintenance and support	3,545	1,768	8,280	4,466
Operation services	16,198	7,719	46,340	22,683
Total revenue	491,862	311,837	1,284,613	785,003
Cost of revenue:
Systems	407,852	244,660	1,053,407	618,651
Software maintenance and support	2,539	3,603	6,201	7,380
Operation services	14,065	10,665	43,331	28,022
Total cost of revenue	424,456	258,928	1,102,939	654,053
Gross profit	67,406	52,909	181,674	130,950
Operating expenses:
Research and development expenses	44,722	48,845	133,327	149,251
Selling, general, and administrative expenses	47,871	46,073	143,535	150,994
Total operating expenses	92,593	94,918	276,862	300,245
Operating loss	(25,187)	(42,009)	(95,188)	(169,295)
Other income, net	11,615	2,937	27,626	7,055
Loss before income tax and equity method investment	(13,572)	(39,072)	(67,562)	(162,240)
Income tax expense	(95)	(5)	(24)	(239)
Loss from equity method investment	(537)	—	(537)	—
Net loss	$(14,204)	$(39,077)	$(68,123)	$(162,479)

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
Revenue:
Systems	96%	97%	96%	97%
Software maintenance and support	1	1	1	1
Operation services	3	2	4	3
Total revenue	100	100	100	100
Cost of revenue:
Systems	83	78	82	79
Software maintenance and support	1	1	—	1
Operation services	3	3	3	4
Total cost of revenue	86	83	86	83
Gross profit	14	17	14	17
Operating expenses:
Research and development expenses	9	16	10	19
Selling, general, and administrative expenses	10	15	11	19
Total operating expenses	19	30	22	38
Operating loss	(5)	(13)	(7)	(22)
Other income, net	2	1	2	1
Loss before income tax and equity method investment	(3)	(13)	(5)	(21)
Income tax benefit (expense)	—	—	—	—
Loss from equity method investment	—	—	—	—
Net loss	(3)%	(13)%	(5)%	(21)%
*Percentages are based on actual values. Totals may not sum due to rounding.
Three and Nine Months Ended June 29, 2024 Compared to the Three and Nine Months Ended June 24, 2023
Revenue

	For the Three Months Ended		Change
	June 29, 2024	June 24, 2023	Amount	%
	(dollars in thousands)
Systems	$472,119	$302,350	$169,769	56%
Software maintenance and support	3,545	1,768	1,777	101%
Operation services	16,198	7,719	8,479	110%
Total revenue	$491,862	$311,837	$180,025	58%
Systems revenue increased during the three months ended June 29, 2024, as compared to the three months ended June 24, 2023, due to 39 Deployments during the fiscal quarter ending June 29, 2024, as compared to 33 Deployments during the same quarter of fiscal 2023. The increase in Deployments is primarily due to the Master Automation Agreement. Pursuant to the Master Automation Agreement, we are installing and implementing our System within all of Walmart’s 42 regional distribution centers. We expect the Master Automation Agreement to continue to generate Systems revenue as we install and implement the Systems at the remaining regional distribution centers through fiscal year 2028.
The increase in Software Maintenance and Support revenue is due to 21 System sites operational and under Software Maintenance and Support contracts for the three months ended June 29, 2024, as compared to 10 System sites operational and under Software Maintenance and Support contracts for three months ended June 24, 2023.

The increase in Operation Services revenue is attributable to an increase in System sites where we are performing Operation Services during the three months ended June 29, 2024, as compared to the three months ended June 24, 2023. This results from the number of Deployments and spare parts sales to our customers during the three months ended June 29, 2024, as compared to the three months ended June 24, 2023.

	For the Nine Months Ended		Change
	June 29, 2024	June 24, 2023	Amount	%
	(dollars in thousands)
Systems	$1,229,993	$757,854	$472,139	62%
Software maintenance and support	8,280	4,466	3,814	85%
Operation services	46,340	22,683	23,657	104%
Total revenue	$1,284,613	$785,003	$499,610	64%
Systems revenue increased during the nine months ended June 29, 2024, as compared to the nine months ended June 24, 2023, due to 39 Deployments during the fiscal quarter ending June 29, 2024, as compared to 33 Deployments during the same quarter of fiscal 2023. The increase in Deployments is primarily due to the Master Automation Agreement with Walmart. Pursuant to the Master Automation Agreement, we are performing the installation and implementation of our System within all of Walmart’s 42 regional distribution centers. We expect this to continue to produce Systems revenue as the Systems are installed and implemented at the remaining regional distribution centers through fiscal year 2028.
The increase in Software Maintenance and Support revenue is due to 21 System sites operational and under Software Maintenance and Support contracts for the nine months ended June 29, 2024, as compared to 10 System sites operational and under Software Maintenance and Support contracts for nine months ended June 24, 2023.
The increase in Operation Services revenue is attributable to an increase in System sites where we are performing Operation Services during the nine months ended June 29, 2024, as compared to the nine months ended June 24, 2023. This results from an increase in Deployments as well as an increase in spare parts sales to our customers during the nine months ended June 29, 2024, as compared to the nine months ended June 24, 2023.
Gross Profit
The following table sets forth our gross profit for the three months ended June 29, 2024 and June 24, 2023:

	For the Three Months Ended		Change
	June 29, 2024	June 24, 2023	Amount
	(in thousands)
Systems	$64,267	$57,690	$6,577
Software maintenance and support	1,006	(1,835)	2,841
Operation services	2,133	(2,946)	5,079
Total gross profit	$67,406	$52,909	$14,497

Systems gross profit increased $6.6 million during the three months ended June 29, 2024, as compared to the three months ended June 24, 2023. The increase in gross profit is primarily driven by 39 Deployments during the fiscal quarter ending June 29, 2024, as compared to 33 Deployments in the same quarter of fiscal year 2023.
The increase in Software Maintenance and Support gross profit is driven by the revenue provided from the additional Systems in Deployment for the three months ended June 29, 2024, as compared to the three months ended June 24, 2023, while costs to perform our Software Maintenance and Support services remained relatively flat.
The increase in Operation Services gross profit during the three months ended June 29, 2024, as compared to the three months ended June 24, 2023, is driven by an increase in the number of System sites where we are performing Operation Services, efficiency improvement on our existing Operation Services System sites, and profit generated from the sales of spare parts.

The following table sets forth our gross profit for the nine months ended June 29, 2024 and June 24, 2023:

	For the Nine Months Ended		Change
	June 29, 2024	June 24, 2023	Amount
	(in thousands)
Systems	$176,586	$139,203	$37,383
Software maintenance and support	2,079	(2,914)	4,993
Operation services	3,009	(5,339)	8,348
Total gross profit	$181,674	$130,950	$50,724
Systems gross profit increased $37.4 million during the nine months ended June 29, 2024, as compared to the nine months ended June 24, 2023. The increase in Systems gross profit was partially driven by the increase in Deployments in fiscal year 2024 as compared to fiscal year 2023. This increase was offset by a charge in the second quarter of fiscal year 2024 related to the completion of our restructuring to outsource bot assembly and component inventory management, including standardizing on Symbot as our go-ahead bot platform.
The increase in Software Maintenance and Support gross profit is driven by the revenue provided from the additional Systems in Deployment for the nine months ended June 29, 2024, as compared to the nine months ended June 24, 2023, while costs to perform our Software Maintenance and Support services remained relatively flat.
The increase in Operation Services gross profit during the nine months ended June 29, 2024, as compared to the nine months ended June 24, 2023, is driven by an increase in System sites where we are performing Operation Services, efficiency improvement on our existing Operation Services System sites, and profit generated from the sales of spare parts.
Research and Development Expenses

	For the Three Months Ended		Change
	June 29, 2024	June 24, 2023	Amount	%
	(dollars in thousands)
Research and development	$44,722	$48,845	$(4,123)	(8)%
Percentage of total revenue	9%	16%

The decrease in research and development expenses for the three months ended June 29, 2024, as compared to the three months ended June 24, 2023, is due to the following:

Change
(in thousands)
Employee-related costs	$(5,694)
Prototyping-related costs, allocated overhead expenses, and other	1,571
$(4,123)
Employee-related costs decreased primarily as a result of a decrease in stock-based compensation expense and expense incurred for contractors. As we apply the graded-vesting method of expense recognition to all stock-based compensation awards with service-only conditions, higher expense was incurred for the three months ended June 24, 2023, due to the expense recognized in the third quarter of fiscal year 2023 for the issuance of restricted stock to our employees following the Business Combination. Additionally, we experienced a decrease in the expense related to contractors as a result of a combination of hiring full time employees and outsourcing certain business activities to third parties. These decreases were partially offset by an increase to payroll related costs as we continue to grow our software and hardware engineering organizations to support the development of key projects such as next generation autonomous electric vehicle robots, and also to support the continued expansion of our artificial intelligence and analytics capabilities.
Prototyping-related costs, allocated overhead expenses, and other expenses increased for the three months ended June 29, 2024, as compared to the three months ended June 24, 2023, as a result of an increase in allocated overhead expenses allocated from selling, general, and administrative expenses to research and development expenses resulting from an increase to general overhead expenses such as rent and other occupancy expenses.

	For the Nine Months Ended		Change
	June 29, 2024	June 24, 2023	Amount	%
	(dollars in thousands)
Research and development	$133,327	$149,251	$(15,924)	(11)%
Percentage of total revenue	10%	19%
The decrease in research and development expenses for the nine months ended June 29, 2024, as compared to the nine months ended June 24, 2023, is due to the following:

Change
(in thousands)
Employee-related costs	$(18,867)
Prototyping-related costs, allocated overhead expenses, and other	2,943
$(15,924)
Employee-related costs decreased primarily as a result of a decrease in stock-based compensation expense and expense incurred for contractors. As we apply the graded-vesting method of expense recognition to all stock-based compensation awards with service-only conditions, higher expense was incurred for the nine months ended June 24, 2023, due to the expense recognized for the issuance of restricted stock to our employees following the Business Combination. Additionally, we experienced a decrease in the expense related to contractors as a result of a combination of hiring full time employees and outsourcing certain business activities to third parties. These decreases were partially offset by an increase to payroll related costs as we continue to grow our software and hardware engineering organizations to support the development of key projects such as next generation autonomous electric vehicle robots, and also to support the continued expansion of our artificial intelligence and analytics capabilities.
The increase in prototyping-related costs, allocated overhead expenses, and other during the nine months ended June 29, 2024, as compared to the nine months ended June 24, 2023, is primarily attributable to an increase in overhead expenses allocated from selling, general, and administrative expenses to research and development expenses resulting from an increase to general overhead expenses such as rent and other occupancy expenses for the nine months ended June 29, 2024.
Selling, General, and Administrative Expenses

	For the Three Months Ended		Change
	June 29, 2024	June 24, 2023	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$47,871	$46,073	$1,798	4%
Percentage of total revenue	10%	15%

The increase in selling, general, and administrative expenses for the three months ended June 29, 2024, as compared to the three months ended June 24, 2023, is due to the following:

Change
(in thousands)
Employee-related costs	$(10,183)
Allocated overhead expenses and other	11,981
$1,798
Employee-related costs decreased primarily as a result of a decrease in stock-based compensation expense and expense incurred for contractors. As we apply the graded-vesting method of expense recognition to all stock-based compensation awards with service-only conditions, higher expense was incurred for the three months ended June 24, 2023, due to the expense recognized in the third quarter of fiscal year 2023 for the issuance of restricted stock to our employees following the Business Combination. Additionally, we experienced a decrease in the expense related to contractors as a result of a combination of hiring full time employees and outsourcing certain business activities to third parties. These decreases were partially offset by an increase to payroll-related expenses incurred as our business continues to grow.
Allocated overhead and other expenses increased primarily due to an increase in information technology related costs as well as audit, tax, and legal expenses as compared to the prior year as our employee base and infrastructure continue to grow.

	For the Nine Months Ended		Change
	June 29, 2024	June 24, 2023	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$143,535	$150,994	$(7,459)	(5)%
Percentage of total revenue	11%	19%
The decrease in selling, general, and administrative expenses for the nine months ended June 29, 2024, as compared to the nine months ended June 24, 2023, is due to the following:

Change
(in thousands)
Employee-related costs	$(32,428)
Allocated overhead expenses and other	24,969
$(7,459)
Employee-related costs decreased primarily as a result of a decrease in stock-based compensation expense and expense incurred for contractors. As we apply the graded-vesting method of expense recognition to all stock-based compensation awards with service-only conditions, higher expense was incurred for the nine months ended June 24, 2023, due to the expense recognized for the issuance of restricted stock to our employees following the Business Combination. Additionally, we experienced a decrease in the expense related to contractors as a result of a combination of hiring full time employees and outsourcing certain business activities to third parties. These decreases were partially offset by an increase to payroll-related expenses incurred as our business continues to grow.
Allocated overhead and other expenses increased primarily due to an increase in information technology related costs as well as audit, tax, and legal expenses as compared to the prior year as our employee base and infrastructure continue to grow.
Other income, net

	For the Three Months Ended		Change
	June 29, 2024	June 24, 2023	Amount	%
	(dollars in thousands)
Other income, net	$11,615	$2,937	$8,678	295%
Percentage of total revenue	2%	1%
The increase in other income, net for the three months ended June 29, 2024, as compared to the three months ended June 24, 2023, was due to higher interest earned on invested cash balances and marketable securities as a result of increased interest rates and higher cash balance.

	For the Nine Months Ended		Change
	June 29, 2024	June 24, 2023	Amount	%
	(dollars in thousands)
Other income, net	$27,626	$7,055	$20,571	292%
Percentage of total revenue	2%	1%
The increase in other income, net for the nine months ended June 29, 2024, as compared to the nine months ended June 24, 2023, was due to higher interest earned on invested cash balances and marketable securities as a result of increased interest rates and higher cash balance.
Income Taxes

	For the Three Months Ended		Change
	June 29, 2024	June 24, 2023	Amount	%
(dollars in thousands)
Income tax expense	$(95)	$(5)	$(90)	1800%
Percentage of total revenue	—%	—%
The increase in income tax expense for the three months ended June 29, 2024, as compared to the three months ended June 24, 2023, is attributable to the expense related to our state income taxes.

	For the Nine Months Ended		Change
	June 29, 2024	June 24, 2023	Amount	%
(dollars in thousands)
Income tax expense	$(24)	$(239)	$215	(90)%
Percentage of total revenue	—%	—%
The income tax expense recorded for the nine months ended June 29, 2024, as compared to the nine months ended June 24, 2023, is attributable to the expense related to our state income taxes.
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
We consider Adjusted EBITDA to be an important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net loss excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; CEO transition charges; joint venture formation fees; restructuring charges; equity financing transaction costs; equity method investment; and other infrequent items that may arise from time to time.

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
•CEO transition charges – CEO transition charges represent the charges incurred with the separation agreement we entered into with Michael Loparco in November 2022. We exclude these CEO transition charges from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts are not representative of our normal operating activities.
•Restructuring charges – Restructuring charges represent charges associated with certain actions to restructure parts of the Company within the U.S. and Canada. These charges include severance and related expenses for workforce reductions, lower of cost and net realizable value adjustments to inventory and long-lived assets that will no longer be used in operations, and termination fees for any contracts cancelled as part of these actions. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items vary significantly based on the magnitude of the restructuring action and do not reflect future expected operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or past operations of our business.
•Joint venture formation fees – Joint venture formation fees represent the charges incurred associated with the formation of GreenBox, which was formed on July 21, 2023. It primarily includes investment banker fees, legal fees, transaction fees, advisory fees, and certain other professional fees. We exclude joint venture formation fees from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and peer companies because such amounts vary significantly based on the magnitude of the joint venture and do not reflect our core operations.
•Equity financing transaction costs – Equity financing transaction costs represents the costs incurred, including for legal and accountant fees, transaction fees, advisory fees, due diligence costs, and certain other professional fees that are directly related to an equity financing transaction.
•Equity method investment – Equity method investment represents our proportionate share of income or loss of unconsolidated variable interest entities. We exclude this from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts are not representative of our normal operating activities.

The following table reconciles GAAP net loss to Adjusted EBITDA for the three and nine months ended June 29, 2024 and June 24, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
Net loss	$(14,204)	$(39,077)	$(68,123)	$(162,479)
Interest income	(11,610)	(2,974)	(27,554)	(7,199)
Income tax expense	95	5	24	239
Depreciation and amortization	10,032	1,621	15,065	4,996
Stock-based compensation	30,320	37,068	94,508	123,147
CEO transition charges	—	—	—	2,026
Restructuring charges	—	—	34,206	8,373
Joint venture formation fees	—	—	1,089	—
Equity financing transaction costs	—	—	1,985	—
Equity method investment	537	—	537	—
Adjusted EBITDA	$15,170	$(3,357)	$51,737	$(30,897)
We consider Adjusted gross profit and Adjusted gross profit margin to be important indicators of profitability, which we use in our financial and operational decision-making and evaluation of our overall operating performance. We define Adjusted gross profit, a non-GAAP financial measure, as GAAP gross profit excluding the following items: depreciation, stock-based compensation expense, and restructuring charges. We define Adjusted gross profit margin, a non-GAAP financial measure, as non-GAAP Adjusted gross profit divided by total revenue. The following table reconciles GAAP gross profit to Adjusted gross profit and gross profit margin to Adjusted gross profit margin during the periods presented (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
Gross profit	$67,406	$52,909	$181,674	$130,950
Depreciation	5,359	178	5,540	553
Stock-based compensation	3,807	4,124	12,394	4,895
Restructuring charges	—	—	34,206	5,240
Adjusted gross profit	$76,572	$57,211	$233,814	$141,638

Gross profit margin	13.7%	17.0%	14.1%	16.7%
Adjusted gross profit margin	15.6%	18.3%	18.2%	18.0%
Liquidity and Capital Resources
As of June 29, 2024, our principal sources of liquidity were cash received upon exercise of warrants and equity financing transactions, proceeds received from the maturities of marketable securities, and cash received from customers upon the inception and continuation of contracts to install Systems.
The following table shows net cash provided by operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the nine months ended June 29, 2024 and June 24, 2023:

	Nine Months Ended
	June 29, 2024	June 24, 2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$41,306	$186,266
Investing activities	$201,844	$(271,460)
Financing activities	$369,289	$(10,726)

Operating Activities
Our net cash provided by operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, foreign currency gains and losses, marketable securities gains and losses, provision for excess and obsolete inventory, and stock-based compensation, as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to Deployments and the associated costs incurred by us to fulfill the system installation performance obligation. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the system installation performance obligation.
Net cash provided by operating activities was $41.3 million during the nine months ended June 29, 2024. Net cash provided by operating activities was primarily due to our net loss of $68.1 million adjusted for non-cash items of $127.9 million, primarily consisting of $17.0 million depreciation and amortization, $86.9 million stock-based compensation, and $34.1 million provision for excess and obsolete inventory, offset by cash used in operating assets and liabilities of $18.5 million. Cash used in operating assets and liabilities of $18.5 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers.
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
Net cash and cash equivalents provided by investing activities during the nine months ended June 29, 2024 is primarily driven by $340.0 million in proceeds upon the maturity of certain U.S. Treasury securities, offset by purchases of U.S. Treasury securities of $48.7 million. Additionally, we purchased strategic investments of $66.5 million. No other significant investing activities occurred during the nine months ended June 29, 2024.
Net cash and cash equivalents used in investing activities during the nine months ended June 24, 2023 consisted of $20.4 million of purchased property and equipment. Additionally, during the nine months ended June 24, 2023, we purchased U.S. Treasury securities for $301.1 million, and received proceeds of $50.0 million upon the maturity of certain U.S. Treasury securities.
Financing Activities
Our financing activities typically consist of payments and proceeds related to our equity incentive plans for RSUs and our ESPP, and also include proceeds from the exercise of the vested warrants issued to Walmart as well as proceeds from equity financing transactions.
During the nine months ended June 29, 2024, we received cash of $158.7 million upon the gross exercise by Walmart of the vested Warrant Units, which occurred in December 2023. We additionally received proceeds of $258.0 million in relation to issuance of Class A common stock upon completion of our equity financing in March 2024. Offsetting these proceeds were distributions to Symbotic Holdings LLC partners of $47.7 million. No other significant financing activities occurred during the nine months ended June 29, 2024.
During the nine months ended June 24, 2023, we incurred a payment of $11.7 million for the taxes related to the net share settlement of stock-based compensation awards. We also received proceeds of $1.0 million from the issuance of common stock under the ESPP upon the expiration of the first offering period which occurred at the end of December 2022.
Contractual Obligations and Commitments and Liquidity Outlook
Our cash flows from operations along with equity infusions have historically been sufficient to fund our operating activities and other cash requirements. As of June 29, 2024, we have a cash and cash equivalents balance of $870.5 million.

Our cash requirements for the nine months ended June 29, 2024 were primarily related to inventory purchases in order to deliver to our customers our Systems in an orderly manner in line with our installation timeline and capital expenditures.
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
The following table summarizes our current and long-term material cash requirements as of June 29, 2024 for our vendor commitments:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Vendor commitments	$1,335,198	$1,234,193	$101,005	$—	$—
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended June 29, 2024, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended September 30, 2023, which are included within the Annual Report on Form 10-K filed with the SEC on December 11, 2023.
Off-Balance Sheet Arrangements
As of June 29, 2024, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 29, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Except as set forth below, there were no changes in our internal control over financial reporting during the period covered by this quarterly report that materially affected, or are reasonably likely to affect, our internal control over financial reporting.
We have completed our new enterprise resource planning (“ERP”) system implementation, SAP’s S4/HANA which is expected to improve the efficiency of certain financial and related business processes. The implementation of SAP’s S4/HANA is expected to strengthen the financial controls by automating certain manual processes and standardizing business processes and reporting across the organization. We will continue to evaluate and monitor the internal controls over financial reporting during this period of change and will continue to evaluate the operating effectiveness of related key controls. For a discussion of risks related to the implementation of new systems, please see the section in our Quarterly Report on Form 10-Q filed with the SEC on February 8, 2024 titled “Risk Factors.”
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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a detailed discussion of these risks, please see the section in our Annual Report on Form 10-K filed with the SEC on December 11, 2023 and our Quarterly Report on Form 10-Q filed with the SEC on February 8, 2024 titled “Risk Factors.” Any of the matters highlighted in those risk factors could adversely affect our business, results of operation and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the fiscal quarter ended June 29, 2024, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.
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

Date: July 31, 2024

Symbotic Inc.

By:	/s/ Maria G. Freve
Name:	Maria G. Freve
Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)