Form 10-Q/A
period 2023-12-30
Symbotic Inc.
filed 2024-12-04
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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
406,512,941 shares of Class V-3 common stock, par value $0.0001 per share

		Page
	Part I - Financial Information
Item 1.	Financial Statements (As Restated)	1
	Unaudited Condensed Consolidated Financial Statements (As Restated)	1
	Unaudited Condensed Consolidated Balance Sheets as of December 30, 2023 and September 30, 2023 (As Restated)	1
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended December 30, 2023 and December 24, 2022 (As Restated)	3
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended December 30, 2023 and December 24, 2022 (As Restated)	4
	Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit) for the Three Months Ended December 30, 2023 and December 24, 2022 (As Restated)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 30, 2023 and December 24, 2022 (As Restated)	6
	Notes to Unaudited Condensed Consolidated Financial Statements (As Restated)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33
	Part II - Other Information
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
	Signatures	38
i

EXPLANATORY NOTE
Symbotic Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q (the “Form 10-Q/A” or “Amendment No. 1”) to amend and restate Items 1, 2 and 4 of Part I and Items 1A and 6 of Part II of the Quarterly Report on Form 10-Q for the three months ended December 30, 2023 (the “Restatement”), originally filed with the United States Securities and Exchange Commission (“SEC”) on February 8, 2024 by the Company (the “Original Form 10-Q”). This Form 10-Q/A restates the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended December 30, 2023. See Note 3, Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements, in Part I, Item I, Financial Statements, for additional information.
Restatement Background
As described in Item 4.02 of the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2024, on November 18, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company’s management and its independent registered public accounting firm, determined that the Company’s unaudited condensed consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-Q for the periods ending December 30, 2023, March 30, 2024 (the “Q2 2024 Form 10-Q”), and June 29, 2024 (the “Q3 2024 Form 10-Q”, and together with the Original Form 10-Q and Q2 2024 Form 10-Q, the “2024 Form 10-Qs”) filed with the SEC on February 8, 2024, May 7, 2024, and July 31, 2024, respectively, should no longer be relied upon.
The restatement of the unaudited condensed consolidated financial statements for the aforementioned periods, is being made in connection with the Company’s identification, during fiscal year 2024, of goods and services, primarily relating to specific milestone achievements, being expensed prior to the time that the corresponding milestones were achieved. This resulted in the acceleration of the recognition of cost of revenue. Given that the Company recognizes revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue. Additionally, the Company identified, during fiscal year 2024, a classification error within equity, which was corrected as part of the Restatement.
Items Amended in this Filing
This Form 10-Q/A amends and restates the following items included in the Original Form 10-Q as appropriate to reflect the Restatement:
•Part I, Item 1. Unaudited Condensed Consolidated Financial Statements;
•Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•Part I, Item 4. Controls and Procedures;
•Part II, Item 1A. Risk Factors; and
•Part II, Item 6. Exhibits
The Company is including with this Form 10-Q/A currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
Except as discussed above and as further described in Note 3 to the Unaudited Condensed Consolidated Financial Statements in this Form 10-Q/A, the Company has not modified or updated the disclosures presented in the Original Form 10-Q to reflect events that occurred at a later date or facts that subsequently became known to the Company. Accordingly, forward-looking statements included in this Amendment No. 1 may represent management’s views as of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which it filed the Original Form 10-Q with the SEC. The check marks on the cover page of this Form 10-Q/A reflect the Company’s filer status as of the date on which it filed the Original Form 10-Q.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, our expectations or predictions of future financial or business performance or conditions. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning our possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” or “intends” or similar expressions.
Forward-looking statements contained in this Quarterly Report on Form 10-Q/A include, but are not limited to, statements about our ability to, or expectations that we will:
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
•anticipate rapid technological changes; and
•effectively respond to general economic and business conditions
Forward-looking statements made in this Quarterly Report on Form 10-Q/A also include, but are not limited to, statements with respect to:
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
Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Certain of these risks are identified and discussed in other sections of this Quarterly Report on Form 10-Q/A and in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on December 11, 2023. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned not to place undue reliance on these forward-looking statements because of their inherent uncertainty and to appreciate the limited purposes for which they are being used by management. While we believe that the assumptions and expectations reflected in the forward-looking statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct.
The forward-looking statements made in this Quarterly Report on Form 10-Q/A relate only to events as of the date on which the statements are made and are based on the beliefs, estimates, expectations and opinions of management on that date. We are not under any obligation, and expressly disclaim any obligation, to update, alter or otherwise revise any forward-looking statements made in this Quarterly Report on Form 10-Q/A, whether as a result of new information, future events or otherwise, except as required by law.
In addition to factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on December 11, 2023, and those identified elsewhere in this Quarterly Report on Form 10-Q/A, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: failure to realize the benefits expected from adding to Symbotic’s base of outsourcing partners and the effects of pending and future legislation.
Annualized and estimated numbers are not forecasts and may not reflect actual results.
In this Quarterly Report on Form 10-Q/A, the terms “Symbotic,” “we,” “us,” and “our” refer to Symbotic Inc. and its subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Symbotic Inc.
Unaudited Condensed Consolidated Balance Sheets (As Restated)
(in thousands, except share data)

	December 30, 2023	September 30, 2023
	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$485,952	$258,770
Marketable securities	189,011	286,736
Accounts receivable	153,058	69,206
Unbilled accounts receivable	139,449	121,149
Inventories	137,666	136,121
Deferred expenses	41,736	34,577
Prepaid expenses and other current assets	104,324	85,236
Total current assets	1,251,196	991,795
Property and equipment, net	34,990	34,507
Intangible assets, net	—	217
Other long-term assets	29,611	24,191
Total assets	$1,315,797	$1,050,710
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$102,657	$109,918
Accrued expenses	115,800	99,992
Sales tax payable	37,571	28,322
Deferred revenue	840,028	787,227
Total current liabilities	1,096,056	1,025,459
Deferred revenue	17,169	—
Other long-term liabilities	36,802	27,967
Total liabilities	1,150,027	1,053,426

Commitments and contingencies (Note 12)	—	—

Equity:
Class A Common Stock, 3,000,000,000 shares authorized, 85,106,588 and 82,112,881 shares issued and outstanding at December 30, 2023 and September 30, 2023, respectively	10	8
Class V-1 Common Stock, 1,000,000,000 shares authorized, 81,489,643 and 66,931,097 shares issued and outstanding at December 30, 2023 and September 30, 2023, respectively	8	7

Class V-3 Common Stock, 450,000,000 shares authorized, 406,512,941 and 407,528,941shares issued and outstanding at December 30, 2023 and September 30, 2023, respectively	41	41
Additional paid-in capital - warrants	—	58,126
Additional paid-in capital	1,257,853	1,254,022
Accumulated deficit	(1,313,271)	(1,310,435)
Accumulated other comprehensive loss	(1,770)	(1,687)
Total stockholders’ equity	(57,129)	82
Noncontrolling interest	222,899	(2,798)
Total equity	165,770	(2,716)
Total liabilities and equity	$1,315,797	$1,050,710
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Operations (As Restated)
(in thousands, except share and per share information)

	For the Three Months Ended
	December 30, 2023	December 24, 2022
	As Restated
Revenue:
Systems	$347,705	$197,901
Software maintenance and support	2,169	1,237
Operation services	10,069	7,174
Total revenue	359,943	206,312
Cost of revenue:
Systems	283,946	160,931
Software maintenance and support	1,726	1,671
Operation services	10,214	8,516
Total cost of revenue	295,886	171,118
Gross profit	64,057	35,194
Operating expenses:
Research and development expenses	42,144	50,740
Selling, general, and administrative expenses	47,012	54,023
Total operating expenses	89,156	104,763
Operating loss	(25,099)	(69,569)
Other income, net	6,199	1,834
Loss before income tax	(18,900)	(67,735)
Income tax expense	(172)	(251)
Net loss	(19,072)	(67,986)
Net loss attributable to noncontrolling interests	(16,236)	(60,793)
Net loss attributable to common stockholders	$(2,836)	$(7,193)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.03)	$(0.12)
Weighted-average shares of Class A Common Stock outstanding:
Basic and Diluted	83,320,943	58,235,506
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss (As Restated)
(in thousands)

	For the Three Months Ended
	December 30, 2023	December 24, 2022
	As Restated
Net loss	$(19,072)	$(67,986)
Less: Net loss attributable to noncontrolling interests	(16,236)	(60,793)
Net loss attributable to common stockholders	$(2,836)	$(7,193)
Other comprehensive income (loss):
Foreign currency translation adjustments	360	(192)
Changes in unrealized gain on investments, net of income taxes of $— for the three months ended December 30, 2023 and December 24, 2022	(911)	—
Total other comprehensive loss	(551)	(192)
Less: other comprehensive loss attributable to noncontrolling interests	(468)	(172)
Other comprehensive loss attributable to common stockholders	$(83)	$(20)
Comprehensive loss	(19,623)	(68,178)
Less: Comprehensive loss attributable to noncontrolling interests	(16,704)	(60,965)
Total comprehensive loss attributable to common stockholders	$(2,919)	$(7,213)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit) (As Restated)
(in thousands, except share information)

	Three Months Ended December 30, 2023
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
								As Restated		As Restated	As Restated	As Restated
Balance at September 30, 2023	82,112,881	$8	66,931,097	$7	407,528,941	$41	$58,126	$1,254,022	$(1,687)	$(1,310,435)	$(2,798)	$(2,716)
Net loss	—	—	—	—	—	—	—	—	—	(2,836)	(16,236)	(19,072)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	665,842	—	—	—	—	—	—	(8)	—	—	(50)	(58)
Exchange of Class V-1 and V-3 common stock	2,327,865	2	(1,311,865)	(2)	(1,016,000)	—	—	(536)	—	—	536	—
Stock-based compensation	—	—	—	—	—	—	—	4,375	—	—	25,087	29,462
Other comprehensive loss	—	—	—	—	—	—	—	—	(83)	—	(468)	(551)
Exercise of warrants	—	—	15,870,411	3	—	—	(58,126)	—	—	—	216,828	158,705
Balance at December 30, 2023	85,106,588	$10	81,489,643	$8	406,512,941	$41	$—	$1,257,853	$(1,770)	$(1,313,271)	$222,899	$165,770

	Three Months Ended December 24, 2022
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 24, 2022	57,718,836	$6	79,237,388	$8	416,933,025	$42	$58,126	$1,237,865	$(2,294)	$(1,286,569)	$61,756	$68,940
Net loss	—	—	—	—	—	—	—	—	—	(7,193)	(60,793)	(67,986)
Issuance of common stock under stock plans	17,500	—	—	—	—	—	—	—	—	—	—	—
Exchange of Class V-1 common stock	848,354	—	(848,354)	—	—	—	—	110	—	—	(110)	—
Stock-based compensation	—	—	—	—	—	—	—	5,242	—	—	44,298	49,540
Other comprehensive loss	—	—	—	—	—	—	—	—	(20)	—	(172)	(192)
Balance at December 24, 2022	58,584,690	$6	78,389,034	$8	416,933,025	$42	$58,126	$1,243,217	$(2,314)	$(1,293,762)	$44,979	$50,302
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (As Restated)
(in thousands)

	For the Three Months Ended
	December 30, 2023	December 24, 2022
	As Restated
Cash flows from operating activities:
Net loss	$(19,072)	$(67,986)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,197	2,077
Foreign currency losses	22	10
Provision for excess and obsolete inventory	70	—
Stock-based compensation	29,462	49,540
Changes in operating assets and liabilities:
Accounts receivable	(83,789)	(48,959)
Inventories	(1,567)	(19,096)
Prepaid expenses and other current assets	(32,653)	1,249
Deferred expenses	(7,152)	(5,963)
Other long-term assets	(5,906)	(6,107)
Accounts payable	(7,261)	(7,514)
Accrued expenses and other current liabilities	15,716	34,133
Deferred revenue	69,966	164,090
Other long-term liabilities	8,817	5,578
Net cash provided by (used in) operating activities	(30,150)	101,052
Cash flows from investing activities:
Purchases of property and equipment	(2,173)	(6,990)
Capitalization of internal use software development costs	(820)	—
Proceeds from maturities of marketable securities	150,000	—
Purchases of marketable securities	(48,317)	(96,813)
Net cash provided by (used in) investing activities	98,690	(103,803)
Cash flows from financing activities:
Payment for taxes related to net share settlement of stock-based compensation awards	(56)	—
Proceeds from exercise of warrants	158,702	—
Net cash provided by financing activities	158,646	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	18
Net increase (decrease) in cash, cash equivalents, and restricted cash	227,184	(2,733)
Cash, cash equivalents, and restricted cash — beginning of period	260,918	353,457
Cash, cash equivalents, and restricted cash — end of period	$488,102	$350,724

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,818	$—
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
2. Summary of Significant Accounting Policies (As Restated)
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
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
As described in Note 3, Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements, the Company’s unaudited condensed consolidated financial statements as of and for the three months ended ended December 30, 2023 are restated in this Quarterly Report on Form 10-Q (this “Amendment No. 1” or this “Form 10-Q/A”) to reflect the corrections primarily relating to specific milestone achievements being expensed prior to the time that the corresponding milestones were achieved. This resulted in the acceleration of the recognition of cost of revenue. Given that the Company recognizes revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue. Additionally, the Company identified, during fiscal year 2024, a classification error within equity, which was corrected as part of the Restatement. The restated unaudited condensed consolidated financial statements are indicated as “Restated” in the unaudited condensed consolidated financial statements and accompanying notes, as applicable. See Note 3, Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements for further discussion.
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
3. Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
On November 18, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company’s management, determined that the Company’s unaudited condensed consolidated financial statements included in the Original Form 10-Q should no longer be relied upon.
This Note 3 discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments on the unaudited condensed consolidated balance sheets, statements of operations, statements of changes in equity (deficit), and statements of cash flows for the three months ended December 30, 2023 included in the Original Form 10-Q. The unaudited condensed consolidated statements of comprehensive loss for the three months ended December 30, 2023 have also been restated for the correction to net loss, net loss attributable to noncontrolling interests, and net loss attributable to common stockholders.
Description of Restatement Adjustments
The restatement is primarily related to the Company’s identification, during fiscal year 2024, of goods and services, primarily relating to specific milestone achievements, being expensed prior to the time that the corresponding milestones were achieved. This resulted in the acceleration of the recognition of cost of revenue. Given that the Company recognizes revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue. Additionally, the Company identified, during fiscal year 2024, a classification error within equity, which was corrected as part of the Restatement.
The effects of the restatement, including the related income tax impacts are reflected in the impacted tables and footnotes throughout these unaudited condensed consolidated financial statements in this Form 10-Q/A. The restatement adjustments and their impacts on the previously issued unaudited condensed consolidated financial statements included in the Original Form 10-Q are described below.
Unaudited Condensed Consolidated Financial Statements - Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, the Company is restating the previously issued unaudited condensed consolidated financial statements for the three months ended December

30, 2023, to reflect the effects of the restatements adjustments, and to make certain corresponding disclosures. In the following tables, the Company has presented a reconciliation of its unaudited condensed consolidated balance sheets, statements of operations, statements of changes in equity (deficit), and statements of cash flows as previously reported for the three months ended December 30, 2023, to the restated amounts. Financial statement line items and subtotals that were not impacted by the restatement adjustments have been omitted for enhanced clarity.
Summary of Restatement - Unaudited Condensed Consolidated Balance Sheets (in thousands):

	December 30, 2023
	As Reported	Adjustment	As Restated
Assets
Unbilled accounts receivable	$147,956	$(8,507)	$139,449
Total current assets	1,259,703	(8,507)	1,251,196
Total assets	$1,324,304	$(8,507)	$1,315,797
Liabilities and Equity
Accounts payable	$106,088	$(3,431)	$102,657
Accrued expenses and other current liabilities	114,771	1,029	115,800
Total current liabilities	1,098,458	(2,402)	1,096,056
Total liabilities	1,152,429	(2,402)	1,150,027

Additional paid-in capital	1,474,681	(216,828)	1,257,853
Accumulated deficit	(1,312,363)	(908)	(1,313,271)
Total stockholders' equity	160,607	(217,736)	(57,129)
Noncontrolling interest	11,268	211,631	222,899
Total equity	171,875	(6,105)	165,770

Total liabilities and equity	$1,324,304	$(8,507)	$1,315,797

Summary of Restatement - Unaudited Condensed Consolidated Statements of Operations (in thousands, except per share information):

	For the Three Months Ended December 30, 2023
	As Reported	Adjustment	As Restated
Revenue
Systems	$356,212	$(8,507)	$347,705
Total revenue	368,450	(8,507)	359,943
Cost of revenue
Systems	286,403	(2,457)	283,946
Total cost of revenue	298,343	(2,457)	295,886

Gross profit	70,107	(6,050)	64,057

Operating loss	(19,049)	(6,050)	(25,099)
Loss before income tax and equity method investment	(12,850)	(6,050)	(18,900)
Income tax expense	(117)	(55)	(172)
Net loss	(12,967)	(6,105)	(19,072)
Net loss attributable to noncontrolling interests	(11,039)	(5,197)	(16,236)
Net loss attributable to common stockholders	$(1,928)	$(908)	$(2,836)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.02)	$(0.01)	$(0.03)

Summary of Restatement - Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit) (in thousands):

	Three Months Ended December 30, 2023
	As Reported				Adjustment				As Restated
	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
Net loss	—	(1,928)	(11,039)	(12,967)	—	(908)	(5,197)	(6,105)	—	(2,836)	(16,236)	(19,072)
Exercise of warrants	216,828	—	—	158,705	(216,828)	—	216,828	—	—	—	216,828	158,705
Balance at December 30, 2023	$1,474,681	$(1,312,363)	$11,268	$171,875	$(216,828)	$(908)	$211,631	$(6,105)	$1,257,853	$(1,313,271)	$222,899	$165,770

Summary of Restatement - Unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Three Months Ended December 30, 2023
	As Reported	Adjustment	As Restated
Cash flows from operating activities
Net loss	$(12,967)	$(6,105)	$(19,072)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(41,160)	8,507	(32,653)
Accounts payable	(3,830)	(3,431)	(7,261)
Accrued expenses and other current liabilities	14,687	1,029	15,716
4. Noncontrolling Interests
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company.
The following table summarizes the ownership of Symbotic Inc. stock for the three months ended December 30, 2023.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at September 30, 2023	82,112,881	474,460,038	556,572,919
Issuances	665,842	15,870,411	16,536,253
Exchanges	2,327,865	(2,327,865)	—
Balance at December 30, 2023	85,106,588	488,002,584	573,109,172	14.8%	85.2%	100%
5. Revenue (As Restated)
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
Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	December 30, 2023	September 30, 2023
	As Restated
Accounts receivable	$153,058	$69,206
Unbilled accounts receivable	$139,449	$121,149
Contract liabilities	$857,197	$787,227
The change in the opening and closing balances of the Company’s accounts receivable primarily results from the increase in customer system implementations in the current fiscal year as well as the timing of when customer payments are due. The change in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary, and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. During the three months ended December 30, 2023, the Company recognized $249.7 million of the contract liability balance at September 30, 2023, as revenue upon transfer of the products or services to customers. During the three months ended December 24, 2022, the Company recognized $196.6 million of the contract liability balance at September 24, 2022, as revenue upon transfer of the products or services to customers.
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

	Three Months Ended
	December 30, 2023	December 24, 2022
	As Restated
Customer A	82.0%	81.4%
Customer B	n/a	10.5%
Aggregate Percent of Total Revenue	82.0%	91.9%

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
7. Inventories
Inventories at December 30, 2023 and September 30, 2023 consist of the following (in thousands):

	December 30, 2023	September 30, 2023
Raw materials and components	$115,883	$124,446
Finished goods	21,783	11,675
Total inventories	$137,666	$136,121
8. Property and Equipment
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
9. Income Taxes (As Restated)
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
For the three months ended December 30, 2023, the Company recorded a current income tax expense of $0.2 million, and for the three months ended December 24, 2022, the Company recorded a current income tax expense of $0.3 million. The Company incurred a pre-tax loss for the three month period and recorded a full valuation allowance against its domestic deferred tax assets and a partial valuation allowance against its foreign deferred tax assets. The Company incurs state tax expense by Symbotic US at the flow-through entity level and foreign tax expense at its foreign subsidiaries. The effective tax rate for the three months ended December 30, 2023 is (0.9)% and differs from the federal statutory income tax rate primarily due to the flow-through entity level taxes and the effect of the valuation allowance against its net federal, state, and foreign deferred income taxes.
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

11. Related Party Transactions (As Restated)
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
Customer Contracts
The Company has customer contracts with C&S relating to systems implementation, software maintenance services and the operations of a warehouse automation system. Revenue of $12.8 million and $5.5 million was recognized for the three months ended December 30, 2023 and December 24, 2022, respectively, relating to these customer contracts. There was $13.8 million accounts receivable due from C&S at December 30, 2023, and $0.9 million accounts receivable due from C&S at September 30, 2023. There was $10.5 million and $9.3 million of deferred revenue related to contracts with C&S at December 30, 2023 and September 30, 2023, respectively.
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
14. Net Loss per Share (As Restated)
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share information):

	Three Months Ended
	December 30, 2023	December 24, 2022
	As Restated
Numerator - basic and diluted
Net loss	$(19,072)	$(67,986)
Less: Net loss attributable to the noncontrolling interest post Business Combination	(16,236)	(60,793)
Net loss attributable to common stockholders	$(2,836)	$(7,193)
Denominator - basic and diluted
Weighted-average shares of Class A common shares outstanding	83,320,943	58,235,506
Loss per share of Class A common stock - basic and diluted	$(0.03)	$(0.12)
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
16. Segment and Geographic Information (As Restated)
The Company operates as one operating segment. Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region for the three months ended December 30, 2023 and December 24, 2022 are as follows (in thousands):

	Three Months Ended
	December 30, 2023	December 24, 2022
	As Restated
United States	$358,886	$205,420
Canada	1,057	892
Total revenue	$359,943	$206,312
Percentage of revenue generated outside of the United States	nil	nil
Total property and equipment, net by geographical region at December 30, 2023 and at September 30, 2023 are as follows (in thousands):

	December 30, 2023	September 30, 2023
United States	$34,414	$33,828
Canada	576	679
Total property and equipment, net	$34,990	$34,507
Percentage of property and equipment, net held outside of the United States	2%	2%
17. Subsequent Events
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q/A and our audited consolidated financial statements and related notes thereto as of and for the year ended September 30, 2023, as included within our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 11, 2023. As discussed in the section titled “Cautionary Note on Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
In this Quarterly Report on Form 10-Q/A, we have restated our previously issued unaudited condensed consolidated financial statements. Refer to the “Explanatory Note” preceding “Cautionary Note on Forward-Looking Statements” for background on the restatement, the fiscal periods impacted, and other information. As a result, we have also restated certain previously reported financial information for the three months ended December 30, 2023 in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including but not limited to information within the “Results of Operations,” “Non-GAAP Financial Measures,” and “Liquidity and Capital Resources” sections to conform the discussion with the appropriate restated amounts. See “Item 1. Unaudited Condensed Consolidated Financial Statements, Note 3, Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements” for additional information related to the Restatement.
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
Results of Operations for the Three Months Ended December 30, 2023 and December 24, 2022
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q/A which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended
	December 30, 2023	December 24, 2022
	As Restated
	(in thousands)
Revenue:
Systems	$347,705	$197,901
Software maintenance and support	2,169	1,237
Operation services	10,069	7,174
Total revenue	359,943	206,312
Cost of revenue:
Systems	283,946	160,931
Software maintenance and support	1,726	1,671
Operation services	10,214	8,516
Total cost of revenue	295,886	171,118
Gross profit	64,057	35,194
Operating expenses:
Research and development expenses	42,144	50,740
Selling, general, and administrative expenses	47,012	54,023
Total operating expenses	89,156	104,763
Operating loss	(25,099)	(69,569)
Other income, net	6,199	1,834
Loss before income tax	(18,900)	(67,735)
Income tax expense	(172)	(251)
Net loss	$(19,072)	$(67,986)

	For the Three Months Ended
	December 30, 2023	December 24, 2022
	As Restated
Revenue:
Systems	97%	96%
Software maintenance and support	1	1
Operation services	3	3
Total revenue	100	100
Cost of revenue:
Systems	79	78
Software maintenance and support	—	1
Operation services	3	4
Total cost of revenue	82	83
Gross profit	18	17
Operating expenses:
Research and development expenses	12	25
Selling, general, and administrative expenses	13	26
Total operating expenses	25	51
Operating loss	(7)	(34)
Other income, net	2	1
Loss before income tax	(5)	(33)
Income tax expense	—	—
Net loss	(5)%	(33)%
*Percentages are based on actual values. Totals may not sum due to rounding.
Three Months Ended December 30, 2023 Compared to the Three Months Ended December 24, 2022
Revenue

	For the Three Months Ended		Change
	December 30, 2023	December 24, 2022	Amount	%
	As Restated		As Restated	As Restated
	(dollars in thousands)
Systems	$347,705	$197,901	$149,804	76%
Software maintenance and support	2,169	1,237	932	75%
Operation services	10,069	7,174	2,895	40%
Total revenue	$359,943	$206,312	$153,631	74%
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
Gross Profit
The following table sets forth our gross profit for the three months ended December 30, 2023 and December 24, 2022:

	For the Three Months Ended		Change
	December 30, 2023	December 24, 2022	Amount
	As Restated		As Restated
	(in thousands)
Systems	$63,759	$36,970	$26,789
Software maintenance and support	443	(434)	877
Operation services	(145)	(1,342)	1,197
Total gross profit	$64,057	$35,194	$28,863
Systems gross profit increased $26.8 million during the three months ended December 30, 2023 as compared to the three months ended December 24, 2022 due to there being 37 system deployments in progress during the fiscal quarter ending December 30, 2023 as compared to 22 system deployments in progress in the same quarter of fiscal 2022.
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
Research and Development Expenses

	For the Three Months Ended		Change
	December 30, 2023	December 24, 2022	Amount	%
	(dollars in thousands)
Research and development	$42,144	$50,740	$(8,596)	(17)%
Percentage of total revenue (As restated)	12%	25%
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

Income Taxes

	For the Three Months Ended		Change
	December 30, 2023	December 24, 2022	Amount	%
	As Restated		As Restated	As Restated
(dollars in thousands)
Income tax expense	$(172)	$(251)	$(79)	(31)%
Percentage of total revenue	—%	—%
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

The following table reconciles GAAP net loss to Adjusted EBITDA for the three months ended December 30, 2023 and December 24, 2022 (in thousands):

	Three Months Ended
	December 30, 2023	December 24, 2022
	As Restated
Net loss	$(19,072)	$(67,986)
Interest income	(6,149)	(1,833)
Income tax expense	172	251
Depreciation and amortization	2,565	1,695
Stock-based compensation	29,462	49,540
CEO transition charges	—	2,026
Joint venture formation fees	1,089	—
Adjusted EBITDA	$8,067	$(16,307)
The following table presents the effects of the Restatement on the Adjusted EBITDA non-GAAP financial measure (in thousands):

	Three Months Ended December 30, 2023
	As Reported	Adjustment	As Restated
Net loss	$(12,967)	$(6,105)	$(19,072)
Income tax expense	117	55	172
Adjusted EBITDA	$14,117	$(6,050)	$8,067
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

	Three Months Ended
	December 30, 2023	December 24, 2022
	As Restated
Gross profit	$64,057	$35,194
Depreciation	93	186
Stock-based compensation	3,431	312
Adjusted gross profit	$67,581	$35,692

Gross profit margin	17.8%	17.1%
Adjusted gross profit margin	18.8%	17.3%

The following table presents the effects of the Restatement on the Adjusted gross profit and Adjusted gross profit margin non-GAAP financial measures (dollars in thousands):

	Three Months Ended December 30, 2023
	As Reported	Adjustment	As Restated
Gross profit	$70,107	$(6,050)	$64,057
Adjusted gross profit	$73,631	$(6,050)	$67,581

Gross profit margin	19.0%	(1.2)%	17.8%
Adjusted gross profit margin	20.0%	(1.2)%	18.8%
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
Net cash used in operating activities was $(30.2) million during the three months ended December 30, 2023. Net cash used in operating activities was primarily due to our net loss of $19.1 million adjusted for non-cash items of $32.8 million, primarily consisting of $3.2 million depreciation and amortization and $29.5 million stock-based compensation, in addition to cash used in operating assets and liabilities of $43.8 million. Cash used in operating assets and liabilities of $43.8 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers.
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
Based on our present business plan, we expect our current cash and cash equivalents, unrestricted marketable securities, working capital, and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, and minimum contractual obligations. Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. Our operating lease cash requirements have not changed materially since September 30, 2023, and are disclosed within Note 6, Leases, included elsewhere in this Quarterly Report on Form 10-Q/A.
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
Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements in the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q/A.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K filed with the SEC on December 11, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q/A. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of a material weakness, as described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As of December 30, 2023, the Company did not effectively design procedures and controls over the timing of cost of revenue recognition. This resulted in the acceleration of the recognition of cost of revenue. Given that we recognize revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue. That deficiency in internal control over financial reporting constituted a material weakness as of December 30, 2023.
Notwithstanding the material weakness in internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report on Form 10-Q/A, in conformity with U.S. GAAP. There can be no assurance that the material weakness will not result in a misstatement to the annual or interim consolidated financial statements for future periods that would not be prevented or detected.
Changes in Internal Control over Financial Reporting
Subject to the matters set forth below under Material Weakness Remediation Plan, there have been no changes in our internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Material Weakness Remediation Plan
Management has developed a remediation plan, which it began implementing as of the end of fiscal year 2024, that includes the following elements:
•Augmented compensating controls over the receipt of goods and services, with a focus on milestone related expenses;
•Implemented ERP system enhancements for goods and services receipts and enhanced documentation requirements for milestone related expenses; and
•Training of the employees and redesign of the structure of the organization receiving good and services.
Management is committed to the completion of the remediation of this material weakness and expects to successfully implement enhanced control processes. Management has also engaged third-party consultants to evaluate and help simplify business processes around the receipts of goods and services. However, as management continues to evaluate and work to improve our internal control over financial reporting, it may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, management cannot assure you when this material weakness will be remediated, that additional actions will not be required to remediate the material weakness, or the costs of any such additional actions. The material weakness will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through further testing, that these controls are operating effectively.
ERP System Implementation
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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a detailed discussion of these risks, please see the section in our Annual Report on Form 10-K filed with the SEC on December 11, 2023 titled “Risk Factors”. Any of the matters highlighted in those risk factors and the risk factors below could adversely affect our business, results of operation and financial condition.
We are required to assess our internal control over financial reporting and our management has identified a material weakness. If our remediation of the material weakness is not effective, or we identify additional material weaknesses or other adverse findings in the future, our ability to report our financial condition or results of operations accurately or timely or prevent fraud may be adversely affected, which may result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies, and ultimately have an adverse effect on the trading price of our common stock.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. As we are no longer an “emerging growth company” as of the end of the fiscal year ended September 28, 2024, to achieve compliance with Section 404, we are required to document and test the operating effectiveness of our internal control over financial reporting, which is both costly and challenging. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. In addition, if we fail to maintain the adequacy of our internal control over financial reporting, we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to achieve and maintain an effective internal control environment, we could suffer misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could result in significant expenses to remediate any internal control deficiencies and lead to a decline in our stock price.
Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2023. Based upon this evaluation and those criteria, management concluded that, as of December 30, 2023, the Company’s internal control over financial reporting was not effective due to the identification of a material weakness. As of December 30, 2023, the Company did not effectively design procedures and controls over the timing of the recognition of cost of revenue. This resulted in the acceleration of the recognition of cost of revenue. Given that we recognize revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue. That deficiency in internal control over financial reporting constituted a material weakness. For further discussion of the material weakness, see Part I, Item 4. Controls and Procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
We may be unable to conclude in future periods that our disclosure controls and procedures are effective due to the effects of various factors, which may, in part, include unremediated material weaknesses in internal controls over financial reporting. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in those reports is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management is committed to maintaining a strong internal control environment and believes its remediation efforts will represent an improvement in existing controls. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weakness. We may not be successful in promptly remediating the material weakness identified by management or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. Remediation efforts have placed, and will continue to place, a significant burden on management and add increased pressure on our financial reporting resources and processes. The accuracy of our financial reporting and our ability to timely file with the SEC may in the future be adversely impacted if we are unable to successfully remediate the material weakness in a timely manner, or if any additional material weaknesses in our internal control over financial reporting are identified.
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

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference into this Report.

Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
10.1#	Offer Letter, dated as of January 13, 2023, by and between Symbotic LLC and Walter Odisho	10-Q	10.1	2/8/2024
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
# Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 4, 2024

Symbotic Inc.

By:	/s/ Maria G. Freve
Name:	Maria G. Freve
Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)