Form 10-Q/A
period 2024-03-30
Symbotic Inc.
filed 2024-12-04
CIK 1837240

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
404,334,196 shares of Class V-3 common stock, par value $0.0001 per share

		Page
	Part I - Financial Information
Item 1.	Financial Statements (As Restated)	1
	Unaudited Condensed Consolidated Financial Statements (As Restated)	1
	Unaudited Condensed Consolidated Balance Sheets as of March 30, 2024 and September 30, 2023 (As Restated)	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended March 30, 2024 and March 25, 2023 (As Restated)	3
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended March 30, 2024 and March 25, 2023 (As Restated)	4
	Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit) for the Three and Six Months Ended March 30, 2024 and March 25, 2023 (As Restated)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended March 30, 2024 and March 25, 2023 (As Restated)	8
	Notes to Unaudited Condensed Consolidated Financial Statements (As Restated)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40
	Part II - Other Information
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
	Signatures	44
i

EXPLANATORY NOTE
Symbotic Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q (the “Form 10-Q/A” or “Amendment No. 1”) to amend and restate Items 1, 2 and 4 of Part I and Items 1A and 6 of Part II of the Quarterly Report on Form 10-Q for the three and six months ended March 30, 2024 (the “Restatement”), originally filed with the United States Securities and Exchange Commission (“SEC”) on May 7, 2024 by the Company (the “Original Form 10-Q”). This Form 10-Q/A restates the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended March 30, 2024. See Note 3, Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements, in Part I, Item I, Financial Statements, for additional information.
Restatement Background
As described in Item 4.02 of the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2024, on November 18, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company’s management and its independent registered public accounting firm, determined that the Company’s unaudited condensed consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-Q for the periods ending December 30, 2023 (the “Q1 2024 Form 10-Q”), March 30, 2024, and June 29, 2024 (the “Q3 2024 Form 10-Q”, and together with the Original Form 10-Q and Q1 2024 Form 10-Q, the “2024 Form 10-Qs”) filed with the SEC on February 8, 2024, May 7, 2024, and July 31, 2024, respectively, should no longer be relied upon. As described in Item 4.02 of the Company’s Current Report on Form 8-K/A filed with the SEC on November 27, 2024, on November 25, 2024, the Company identified errors in its revenue recognition related to cost overruns on certain deployments that will not be billable, which additionally impacted the Company’s unaudited condensed consolidated financial statements included in the Q2 2024 Form 10-Q and the Q3 2024 Form 10-Q. The Company, on the recommendation of the Audit Committee of the Company’s Board of Directors, determined to also correct these errors in the previously issued unaudited interim financial statements for the second and third quarters of fiscal year 2024 that were previously filed in the 2024 Form 10-Qs.
The restatement of the unaudited condensed consolidated financial statements for the aforementioned periods, is being made in connection with the Company’s identification, during fiscal year 2024, of:
•goods and services, primarily relating to specific milestone achievements, being expensed prior to the time that the corresponding milestones were achieved. This resulted in the acceleration of the recognition of cost of revenue. Given that the Company recognizes revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue.
•errors in the Company’s revenue recognition related to cost overruns on certain deployments that will not be billable, which additionally impacted System revenue.
•a classification error within equity.
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
Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Certain of these risks are identified and discussed in other sections of this Quarterly Report on Form 10-Q/A, in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on December 11, 2023, and in our Quarterly Report on Form 10-Q/A filed with the SEC on February 8, 2024. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith, and we believe there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements are provided for the purposes of assisting the reader in understanding our financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned not to place undue reliance on these forward-looking statements because of their inherent uncertainty and to appreciate the limited purposes for which they are being used by management. While we believe that the assumptions and expectations reflected in the forward-looking statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct.
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
In addition to factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on December 11, 2023, our Quarterly Report on Form 10-Q filed with the SEC on February 8, 2024, and those identified elsewhere in this Quarterly Report on Form 10-Q/A, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: failure to realize the benefits expected from adding to Symbotic’s base of outsourcing partners and the effects of pending and future legislation.
Annualized and estimated numbers are not forecasts and may not reflect actual results.
In this Quarterly Report on Form 10-Q/A, the terms “Symbotic,” “we,” “us,” and “our” refer to Symbotic Inc. and its subsidiaries, unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Symbotic Inc.
Unaudited Condensed Consolidated Balance Sheets (As Restated)
(in thousands, except share data)

	March 30, 2024	September 30, 2023
	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$901,382	$258,770
Marketable securities	49,978	286,736
Accounts receivable	127,677	69,206
Unbilled accounts receivable	138,896	121,149
Inventories	119,772	136,121
Deferred expenses	1,170	34,577
Prepaid expenses and other current assets	109,937	85,236
Total current assets	1,448,812	991,795
Property and equipment, net	75,038	34,507
Intangible assets, net	—	217
Other long-term assets	29,068	24,191
Total assets	$1,552,918	$1,050,710
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$133,234	$109,918
Accrued expenses and other current liabilities	119,310	99,992
Sales tax payable	8,216	28,322
Deferred revenue	815,177	787,227
Total current liabilities	1,075,937	1,025,459
Deferred revenue	44,695	—
Other long-term liabilities	38,643	27,967
Total liabilities	1,159,275	1,053,426

Commitments and contingencies (Note 13)	—	—

Equity:
Class A Common Stock, 3,000,000,000 shares authorized, 101,195,288 and 82,112,881 shares issued and outstanding at March 30, 2024 and September 30, 2023, respectively	12	8
Class V-1 Common Stock, 1,000,000,000 shares authorized, 78,432,388 and 66,931,097 shares issued and outstanding at March 30, 2024 and September 30, 2023, respectively	8	7

Class V-3 Common Stock, 450,000,000 shares authorized, 404,334,196 and 407,528,941 shares issued and outstanding at March 30, 2024 and September 30, 2023, respectively	40	41
Additional paid-in capital - warrants	—	58,126
Additional paid-in capital	1,521,489	1,254,022
Accumulated deficit	(1,322,080)	(1,310,435)
Accumulated other comprehensive loss	(2,373)	(1,687)
Total stockholders’ equity	197,096	82
Noncontrolling interest	196,547	(2,798)
Total equity	393,643	(2,716)
Total liabilities and equity	$1,552,918	$1,050,710
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Operations (As Restated)
(in thousands, except share and per share information)

	For the Three Months Ended		For the Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
	As Restated		As Restated
Revenue:
Systems	$370,693	$257,603	$718,398	$455,504
Software maintenance and support	2,566	1,461	4,735	2,698
Operation services	20,073	7,790	30,142	14,964
Total revenue	393,332	266,854	753,275	473,166
Cost of revenue:
Systems	342,124	213,060	626,071	373,991
Software maintenance and support	1,936	2,106	3,662	3,777
Operation services	19,052	8,841	29,266	17,357
Total cost of revenue	363,112	224,007	658,999	395,125
Gross profit	30,220	42,847	94,276	78,041
Operating expenses:
Research and development expenses	46,462	49,666	88,606	100,406
Selling, general, and administrative expenses	48,652	50,898	95,663	104,921
Total operating expenses	95,114	100,564	184,269	205,327
Operating loss	(64,894)	(57,717)	(89,993)	(127,286)
Other income, net	9,812	2,284	16,011	4,118
Loss before income tax	(55,082)	(55,433)	(73,982)	(123,168)
Income tax benefit (expense)	252	17	80	(234)
Net loss	(54,830)	(55,416)	(73,902)	(123,402)
Net loss attributable to noncontrolling interests	(46,021)	(49,298)	(62,257)	(110,091)
Net loss attributable to common stockholders	$(8,809)	$(6,118)	$(11,645)	$(13,311)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.09)	$(0.10)	$(0.13)	$(0.22)
Weighted-average shares of Class A Common Stock outstanding:
Basic and Diluted	93,043,769	60,503,119	88,155,791	59,352,634
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss (As Restated)
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
	As Restated		As Restated
Net loss	$(54,830)	$(55,416)	$(73,902)	$(123,402)
Less: Net loss attributable to noncontrolling interests	(46,021)	(49,298)	(62,257)	(110,091)
Net loss attributable to common stockholders	$(8,809)	$(6,118)	$(11,645)	$(13,311)
Other comprehensive income (loss):
Foreign currency translation adjustments	(502)	(290)	(141)	(482)
Changes in unrealized gain on investments, net of income taxes of $— for the three and six months ended March 30, 2024 and March 25, 2023	(3,251)	2,352	(4,163)	2,352
Total other comprehensive income (loss)	(3,753)	2,062	(4,304)	1,870
Less: other comprehensive income (loss) attributable to noncontrolling interests	(3,150)	1,834	(3,618)	1,662
Other comprehensive income (loss) attributable to common stockholders	$(603)	$228	$(686)	$208
Comprehensive loss	(58,583)	(53,354)	(78,206)	(121,532)
Less: Comprehensive loss attributable to noncontrolling interests	(49,171)	(47,464)	(65,875)	(108,429)
Total comprehensive loss attributable to common stockholders	$(9,412)	$(5,890)	$(12,331)	$(13,103)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit) (As Restated)
(in thousands, except share information)

	Three Months Ended March 30, 2024
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
							As Restated		As Restated	As Restated	As Restated
Balance at December 30, 2023	85,106,588	$10	81,489,643	$8	406,512,941	$41	$1,257,853	$(1,770)	$(1,313,271)	$222,899	$165,770
Net loss	—	—	—	—	—	—	—	—	(8,809)	(46,021)	(54,830)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	4,250,067	—	—	—	—	—	(3,095)	—	—	—	(3,095)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	102,633	—	—	—	—	—	3,500	—	—	—	3,500
Exchange of Class V-1 and V-3 common stock	5,236,000	1	(3,057,255)	—	(2,178,745)	(1)	381	—	—	(381)	—
Issuance of common stock in connection with equity offering	6,500,000	1	—	—	—	—	257,985	—	—	—	257,986
Stock-based compensation	—	—	—	—	—	—	4,865	—	—	23,200	28,065
Other comprehensive loss	—	—	—	—	—	—	—	(603)	—	(3,150)	(3,753)
Balance at March 30, 2024	101,195,288	$12	78,432,388	$8	404,334,196	$40	$1,521,489	$(2,373)	$(1,322,080)	$196,547	$393,643

	Six Months Ended March 30, 2024
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
								As Restated		As Restated	As Restated	As Restated
Balance at September 30, 2023	82,112,881	$8	66,931,097	$7	407,528,941	$41	$58,126	$1,254,022	$(1,687)	$(1,310,435)	$(2,798)	$(2,716)
Net loss	—	—	—	—	—	—	—	—	—	(11,645)	(62,257)	(73,902)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	4,915,909	—	—	—	—	—	—	(3,103)	—	—	(50)	(3,153)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	102,633	—	—	—	—	—	—	3,500	—	—	—	3,500
Exchange of Class V-1 common stock	7,563,865	3	(4,369,120)	(2)	(3,194,745)	(1)	—	(155)	—	—	155	—
Issuance of common stock in connection with equity offering	6,500,000	1	—	—	—	—	—	257,985	—	—	—	257,986
Exercise of warrants	—	—	15,870,411	3	—	—	(58,126)	—	—	—	216,828	158,705
Stock-based compensation	—	—	—	—	—	—	—	9,240	—	—	48,287	57,527
Other comprehensive loss	—	—	—	—	—	—	—	—	(686)	—	(3,618)	(4,304)
Balance at March 30, 2024	101,195,288	$12	78,432,388	$8	404,334,196	$40	$—	$1,521,489	$(2,373)	$(1,322,080)	$196,547	$393,643

	Three Months Ended March 25, 2023
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 24, 2022	58,584,690	$6	78,389,034	$8	416,933,025	$42	$58,126	$1,243,217	$(2,314)	$(1,293,762)	$44,979	$50,302
Net loss	—	—	—	—	—	—	—	—	—	(6,118)	(49,298)	(55,416)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,659,578	—	—	—	—	—	—	(1,163)	—	—	(10,554)	(11,717)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	98,171	—	—	—	—	—	—	119	—	—	868	987
Exchange of Class V-1 common stock	941,250	—	(941,250)	—	—	—	—	90	—	—	(90)	—
Cancellation of Class V-1 common stock	—	—	(367,694)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	3,889	—	—	31,334	35,223
Other comprehensive loss	—	—	—	—	—	—	—	—	228	—	1,834	2,062
Balance at March 25, 2023	61,283,689	$6	77,080,090	$8	416,933,025	$42	$58,126	$1,246,152	$(2,086)	$(1,299,880)	$19,073	$21,441

	Six Months Ended March 25, 2023
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 24, 2022	57,718,836	$6	79,237,388	$8	416,933,025	$42	$58,126	$1,237,865	$(2,294)	$(1,286,569)	$61,756	$68,940
Net loss	—	—	—	—	—	—	—	—	—	(13,311)	(110,091)	(123,402)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,677,078	—	—	—	—	—	—	(1,163)	—	—	(10,554)	(11,717)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	98,171	—	—	—	—	—	—	119	—	—	868	987
Exchange of Class V-1 common stock	1,789,604	—	(1,789,604)	—	—	—	—	200	—	—	(200)	—
Cancellation of Class V-1 common stock	—	—	(367,694)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	9,131	—	—	75,632	84,763
Other comprehensive loss	—	—	—	—	—	—	—	—	208	—	1,662	1,870
Balance at March 25, 2023	61,283,689	$6	77,080,090	$8	416,933,025	$42	$58,126	$1,246,152	$(2,086)	$(1,299,880)	$19,073	$21,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (As Restated)
(in thousands)

	For the Six Months Ended
	March 30, 2024	March 25, 2023
	As Restated
Cash flows from operating activities:
Net loss	$(73,902)	$(123,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,352	4,146
Foreign currency (gains)	(8)	(6)
(Gain) on investments	(8,745)	—
Provision for excess and obsolete inventory	34,276	6,160
Loss on disposal of assets	—	123
Stock-based compensation	57,527	84,763
Changes in operating assets and liabilities:
Accounts receivable	(58,461)	(121,137)
Inventories	(17,920)	(54,853)
Prepaid expenses and other current assets	(42,430)	25,372
Deferred expenses	(5,046)	(7,729)
Other long-term assets	(5,466)	(5,483)
Accounts payable	23,315	19,718
Accrued expenses and other current liabilities	(1,884)	34,583
Deferred revenue	72,644	263,464
Other long-term liabilities	10,670	6,645
Net cash provided by (used in) operating activities	(9,078)	132,364
Cash flows from investing activities:
Purchases of property and equipment	(4,661)	(13,007)
Capitalization of internal use software development costs	(1,203)	—
Proceeds from maturities of marketable securities	290,000	—
Purchases of marketable securities	(48,660)	(203,140)
Net cash provided by (used in) investing activities	235,476	(216,147)
Cash flows from financing activities:
Payment for taxes related to net share settlement of stock-based compensation awards	(3,181)	(11,713)
Net proceeds from issuance of common stock under employee stock purchase plan	3,435	987
Proceeds from issuance of Class A Common Stock	257,985	—
Proceeds from exercise of warrants	158,702	—
Net cash provided by (used in) financing activities	416,941	(10,726)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(15)	138
Net increase (decrease) in cash, cash equivalents, and restricted cash	643,324	(94,371)
Cash, cash equivalents, and restricted cash — beginning of period	260,918	353,457
Cash, cash equivalents, and restricted cash — end of period	$904,242	$259,086

Non-cash activities:

Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,818	$—
Transfer of equipment from deferred cost to property and equipment	$38,454	$—
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
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
As described in Note 3, Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements, the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended March 30, 2024 are restated in this Quarterly Report on Form 10-Q (this “Amendment No. 1” or this “Form 10-Q/A”) to reflect the corrections primarily relating to specific milestone achievements being expensed prior to the time that the corresponding milestones were achieved. This resulted in the acceleration of the recognition of cost of revenue. Given that the Company recognizes revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue. Additionally, the Company identified errors in its revenue recognition related to cost overruns on certain deployments that will not be billable, which additionally impacted System revenue. Further, the Company identified, during fiscal year 2024, a classification error within equity, which was corrected as part of the Restatement. The restated unaudited condensed consolidated financial statements are indicated as “Restated” in the unaudited condensed consolidated financial statements and accompanying notes, as applicable. See Note 3, Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements for further discussion.
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
3. Restatement of Previously Issued Financial Statements
On November 18, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company’s management, determined that the Company’s unaudited condensed consolidated financial statements included in the Original Form 10-Q should no longer be relied upon.
This Note 3 discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments on the unaudited condensed consolidated balance sheets, statements of operations, statements of changes in equity (deficit), and statements of cash flows as of and for the three and six months ended March 30, 2024 included in the Original Form 10-Q. The unaudited condensed consolidated statements of comprehensive loss for the three and six months ended March 30, 2024 have also been restated for the correction to net loss, net loss attributable to noncontrolling interests, and net loss attributable to common stockholders.
Description of Restatement Adjustments
The restatement is primarily related to the Company’s identification, during fiscal year 2024, of:
•goods and services, primarily relating to specific milestone achievements, being expensed prior to the time that the corresponding milestones were achieved. This resulted in the acceleration of the recognition of cost of revenue. Given that the Company recognizes revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue.
•errors in the Company’s revenue recognition related to cost overruns on certain deployments that will not be billable, which additionally impacted System revenue.
•a classification error within equity.

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
Unaudited Condensed Consolidated Financial Statements - Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, the Company is restating the previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended March 30, 2024, to reflect the effects of the restatements adjustments, and to make certain corresponding disclosures. In the following tables, the Company has presented a reconciliation of its unaudited condensed consolidated balance sheets, statements of operations, statements of changes in equity (deficit), and statements of cash flows as previously reported for the three and six months ended March 30, 2024, to the restated amounts. Financial statement line items and subtotals that were not impacted by the restatement adjustments have been omitted for enhanced clarity.
Summary of Restatement - Unaudited Condensed Consolidated Balance Sheets (in thousands):

	March 30, 2024
	As Reported	Adjustment	As Restated
Assets
Unbilled accounts receivable	$173,995	$(35,099)	$138,896
Total current assets	1,483,911	(35,099)	1,448,812
Total assets	$1,588,017	$(35,099)	$1,552,918
Liabilities and Equity
Accounts payable	$149,829	$(16,595)	$133,234
Accrued expenses and other current liabilities	120,781	(1,471)	119,310
Deferred revenue	812,227	2,950	815,177
Total current liabilities	1,091,053	(15,116)	1,075,937
Total liabilities	1,174,391	(15,116)	1,159,275

Additional paid-in capital	1,738,317	(216,828)	1,521,489
Accumulated deficit	(1,318,943)	(3,137)	(1,322,080)
Total stockholders' equity	417,061	(219,965)	197,096
Noncontrolling interest	(3,435)	199,982	196,547
Total equity	413,626	(19,983)	393,643

Total liabilities and equity	$1,588,017	$(35,099)	$1,552,918

Summary of Restatement - Unaudited Condensed Consolidated Statements of Operations (in thousands, except per share information):

	For the Three Months Ended March 30, 2024			For the Six Months Ended March 30, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue
Systems	$401,662	$(30,969)	$370,693	$757,874	$(39,476)	$718,398
Total revenue	424,301	(30,969)	393,332	792,751	(39,476)	753,275
Cost of revenue
Systems	359,151	(17,027)	342,124	645,555	(19,484)	626,071
Total cost of revenue	380,139	(17,027)	363,112	678,483	(19,484)	658,999

Gross profit	44,162	(13,942)	30,220	114,268	(19,992)	94,276

Operating loss	(50,952)	(13,942)	(64,894)	(70,001)	(19,992)	(89,993)
Loss before income tax and equity method investment	(41,140)	(13,942)	(55,082)	(53,990)	(19,992)	(73,982)
Income tax expense	188	64	252	71	9	80
Net loss	(40,952)	(13,878)	(54,830)	(53,919)	(19,983)	(73,902)
Net loss attributable to noncontrolling interests	(34,372)	(11,649)	(46,021)	(45,411)	(16,846)	(62,257)
Net loss attributable to common stockholders	$(6,580)	$(2,229)	$(8,809)	$(8,508)	$(3,137)	$(11,645)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.07)	$(0.02)	$(0.09)	$(0.10)	$(0.03)	$(0.13)

Summary of Restatement - Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit) (in thousands):

	Three Months Ended March 30, 2024
	As Reported				Adjustment				As Restated
	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
Balance at December 30, 2023	$1,474,681	$(1,312,363)	$11,268	$171,875	$(216,828)	$(908)	$211,631	$(6,105)	$1,257,853	$(1,313,271)	$222,899	$165,770
Net loss	—	(6,580)	(34,372)	(40,952)	—	(2,229)	(11,649)	(13,878)	—	(8,809)	(46,021)	(54,830)
Balance at March 30, 2024	$1,738,317	$(1,318,943)	$(3,435)	$413,626	$(216,828)	$(3,137)	$199,982	$(19,983)	$1,521,489	$(1,322,080)	$196,547	$393,643

	Six Months Ended March 30, 2024
	As Reported				Adjustment				As Restated
	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
Net loss	—	(8,508)	(45,411)	(53,919)	—	(3,137)	(16,846)	(19,983)	—	(11,645)	(62,257)	(73,902)
Exercise of warrants	216,828	—	—	158,705	(216,828)	—	216,828	—	—	—	216,828	158,705
Balance at March 30, 2024	$1,738,317	$(1,318,943)	$(3,435)	$413,626	$(216,828)	$(3,137)	$199,982	$(19,983)	$1,521,489	$(1,322,080)	$196,547	$393,643

Summary of Restatement - Unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Six Months Ended March 30, 2024
	As Reported	Adjustment	As Restated
Cash flows from operating activities
Net loss	$(53,919)	$(19,983)	$(73,902)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(77,529)	35,099	(42,430)
Accounts payable	39,910	(16,595)	23,315
Accrued expenses and other current liabilities	(413)	(1,471)	(1,884)
Deferred revenue	69,694	2,950	72,644
4. Noncontrolling Interests
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company.
The following table summarizes the ownership of Symbotic Inc. stock for the three months ended March 30, 2024.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at December 30, 2023	85,106,588	488,002,584	573,109,172
Issuances	10,852,700	—	10,852,700
Exchanges	5,236,000	(5,236,000)	—
Balance at March 30, 2024	101,195,288	482,766,584	583,961,872	17.3%	82.7%	100%
The following table summarizes the ownership of Symbotic Inc. stock for the six months ended March 30, 2024.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at September 30, 2023	82,112,881	474,460,038	556,572,919
Issuances	11,518,542	15,870,411	27,388,953
Exchanges	7,563,865	(7,563,865)	—
Balance at March 30, 2024	101,195,288	482,766,584	583,961,872	17.3%	82.7%	100%
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
Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	March 30, 2024	September 30, 2023
	As Restated
Accounts receivable	$127,677	$69,206
Unbilled accounts receivable	$138,896	$121,149
Contract liabilities	$859,872	$787,227
The change in the opening and closing balances of the Company’s accounts receivable primarily results from the increase in customer system implementations in the current fiscal year as well as the timing of when customer payments are due. The change in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary, and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. During the six months ended March 30, 2024, the Company recognized $459.2 million of the contract liability balance at September 30, 2023, as revenue upon transfer of the products or services to customers. During the six months ended March 25, 2023, the Company recognized $229.0 million of the contract liability balance at September 24, 2022, as revenue upon transfer of the products or services to customers.

Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of March 30, 2024 was $22.7 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement with Walmart Inc. (“Walmart”) to implement Systems in all of Walmart’s 42 regional distribution centers, and in connection with the Commercial Agreement with GreenBox (as defined below) under which Symbotic will implement its warehouse automation system into GreenBox distribution center locations. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty. The Company expects to recognize approximately 9% of its remaining performance obligations as revenue in the next 12 months, approximately 60% of its remaining performance obligations as revenue within 5 years, and the remaining thereafter, which is dependent on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
Significant Customers
For the three and six months ended March 30, 2024 and March 25, 2023, there was one customer that individually accounted for 10% or more of total revenue. The following table represents this customer’s aggregate percent of total revenue.

	Three Months Ended		Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
	As Restated		As Restated
Customer A	85.3%	89.7%	83.7%	86.1%

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
7. Inventories
Inventories at March 30, 2024 and September 30, 2023 consist of the following (in thousands):

	March 30, 2024	September 30, 2023
Raw materials and components	$90,174	$124,446
Finished goods	29,598	11,675
Total inventories	$119,772	$136,121

8. Property and Equipment
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
10. Income Taxes (As Restated)
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
12. Related Party Transactions (As Restated)
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
Customer Contracts
The Company has customer contracts with C&S relating to systems implementation, software maintenance services and the operations of a warehouse automation system. For the three and six months ended March 30, 2024, revenue of $22.2 million and $35.0 million was recognized, respectively, relating to these customer contracts. For the three and six months ended March 25, 2023, revenue of $7.2 million and $12.7 million was recognized, respectively, relating to these customer contracts. There was $2.9 million accounts receivable due from and $9.5 million of unbilled receivables for C&S at March 30, 2024, and $0.9 million accounts receivable due from C&S at September 30, 2023. There was $1.0 million and $9.3 million of deferred revenue related to contracts with C&S at March 30, 2024 and September 30, 2023, respectively.

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
15. Net Loss per Share (As Restated)
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
	As Restated		As Restated
Numerator - basic and diluted
Net loss	$(54,830)	$(55,416)	$(73,902)	$(123,402)
Less: Net loss attributable to the noncontrolling interest	(46,021)	(49,298)	(62,257)	(110,091)
Net loss attributable to common stockholders	$(8,809)	$(6,118)	$(11,645)	$(13,311)
Denominator - basic and diluted
Weighted-average shares of Class A common shares outstanding	93,043,769	60,503,119	88,155,791	59,352,634
Loss per share of Class A common stock - basic and diluted	$(0.09)	$(0.10)	$(0.13)	$(0.22)
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

17. Segment and Geographic Information (As Restated)
The Company operates as one operating segment. Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region for the three and six months ended March 30, 2024 and March 25, 2023 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
	As Restated		As Restated
United States	$392,334	$265,962	$751,223	$471,382
Canada	998	892	2,052	1,784
Total revenue	$393,332	$266,854	$753,275	$473,166
Percentage of revenue generated outside of the United States (a)	immaterial	immaterial	immaterial	immaterial
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
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
In this Quarterly Report on Form 10-Q/A, we have restated our previously issued unaudited condensed consolidated financial statements. Refer to the “Explanatory Note” preceding “Cautionary Note on Forward-Looking Statements” for background on the restatement, the fiscal periods impacted, and other information. As a result, we have also restated certain previously reported financial information for the three and six months ended March 30, 2024 in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including but not limited to information within the “Results of Operations,” “Non-GAAP Financial Measures,” and “Liquidity and Capital Resources” sections to conform the discussion with the appropriate restated amounts. See “Item 1. Unaudited Condensed Consolidated Financial Statements, Note 3, Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements” for additional information related to the Restatement.
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

	For the Three Months Ended		For the Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
	As Restated		As Restated
	(in thousands)
Revenue:
Systems	$370,693	$257,603	$718,398	$455,504
Software maintenance and support	2,566	1,461	4,735	2,698
Operation services	20,073	7,790	30,142	14,964
Total revenue	393,332	266,854	753,275	473,166
Cost of revenue:
Systems	342,124	213,060	626,071	373,991
Software maintenance and support	1,936	2,106	3,662	3,777
Operation services	19,052	8,841	29,266	17,357
Total cost of revenue	363,112	224,007	658,999	395,125
Gross profit	30,220	42,847	94,276	78,041
Operating expenses:
Research and development expenses	46,462	49,666	88,606	100,406
Selling, general, and administrative expenses	48,652	50,898	95,663	104,921
Total operating expenses	95,114	100,564	184,269	205,327
Operating loss	(64,894)	(57,717)	(89,993)	(127,286)
Other income, net	9,812	2,284	16,011	4,118
Loss before income tax	(55,082)	(55,433)	(73,982)	(123,168)
Income tax benefit (expense)	252	17	80	(234)
Net loss	$(54,830)	$(55,416)	$(73,902)	$(123,402)

	For the Three Months Ended		For the Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
	As Restated		As Restated
Revenue:
Systems	94%	97%	95%	96%
Software maintenance and support	1	1	1	1
Operation services	5	3	4	3
Total revenue	100	100	100	100
Cost of revenue:
Systems	87	80	83	79
Software maintenance and support	—	1	—	1
Operation services	5	3	4	4
Total cost of revenue	92	84	87	84
Gross profit	8	16	13	16
Operating expenses:
Research and development expenses	12	19	12	21
Selling, general, and administrative expenses	12	19	13	22
Total operating expenses	24	38	24	43
Operating loss	(16)	(22)	(12)	(27)
Other income, net	2	1	2	1
Loss before income tax	(14)	(21)	(10)	(26)
Income tax benefit (expense)	—	—	—	—
Net loss	(14)%	(21)%	(10)%	(26)%
*Percentages are based on actual values. Totals may not sum due to rounding.
Three and Six Months Ended March 30, 2024 Compared to the Three and Six Months Ended March 25, 2023
Revenue

	For the Three Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
	As Restated		As Restated	As Restated
	(dollars in thousands)
Systems	$370,693	$257,603	$113,090	44%
Software maintenance and support	2,566	1,461	1,105	76%
Operation services	20,073	7,790	12,283	158%
Total revenue	$393,332	$266,854	$126,478	47%
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

	For the Six Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
	As Restated		As Restated	As Restated
	(dollars in thousands)
Systems	$718,398	$455,504	$262,894	58%
Software maintenance and support	4,735	2,698	2,037	76%
Operation services	30,142	14,964	15,178	101%
Total revenue	$753,275	$473,166	$280,109	59%
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
Gross Profit
The following table sets forth our gross profit for the three months ended March 30, 2024 and March 25, 2023:

	For the Three Months Ended		Change
	March 30, 2024	March 25, 2023	Amount
	As Restated		As Restated
	(in thousands)
Systems	$28,569	$44,543	$(15,974)
Software maintenance and support	630	(645)	1,275
Operation services	1,021	(1,051)	2,072
Total gross profit	$30,220	$42,847	$(12,627)

Systems gross profit decreased $(16.0) million during the three months ended March 30, 2024 as compared to the three months ended March 25, 2023. During the three months ended ended March 30, 2024, we completed our restructuring related to outsource of bot assembly and component inventory management, including standardizing on Symbot as our go-ahead bot platform. As a result, we recognized a restructuring charge in the second quarter of fiscal year 2024 which contributed to the decrease in Systems gross profit.
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
The following table sets forth our gross profit for the six months ended March 30, 2024 and March 25, 2023:

	For the Six Months Ended		Change
	March 30, 2024	March 25, 2023	Amount
	As Restated		As Restated
	(in thousands)
Systems	$92,327	$81,513	$10,814
Software maintenance and support	1,073	(1,079)	2,152
Operation services	876	(2,393)	3,269
Total gross profit	$94,276	$78,041	$16,235
Systems gross profit increased $10.8 million during the six months ended March 30, 2024 as compared to the six months ended March 25, 2023. The increase in systems gross profit was partially driven by the increased number of sites in deployment in fiscal year 2024 as compared to fiscal year 2023. This increase was offset by the completion of our restructuring related to outsource of bot assembly and component inventory management, including standardizing on Symbot as our go-ahead bot platform. As a result of this, we recognized a restructuring charge in the second quarter of fiscal year 2024.
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
Research and Development Expenses

	For the Three Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
	(dollars in thousands)
Research and development	$46,462	$49,666	$(3,204)	(6)%
Percentage of total revenue (As restated)	12%	19%

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

	For the Six Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
	(dollars in thousands)
Research and development	$88,606	$100,406	$(11,800)	(12)%
Percentage of total revenue (As restated)	12%	21%
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
Selling, General, and Administrative Expenses

	For the Three Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$48,652	$50,898	$(2,246)	(4)%
Percentage of total revenue (As restated)	12%	19%

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

	For the Six Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$95,663	$104,921	$(9,258)	(9)%
Percentage of total revenue (As restated)	13%	22%
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
Income Taxes

	For the Three Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
	As Restated		As Restated	As Restated
(dollars in thousands)
Income tax benefit	$252	$17	$235	1382%
Percentage of total revenue	—%	—%
The increase in income tax benefit for the three months ended March 30, 2024 as compared to the three months ended March 25, 2023 is attributable to the expense related to our state income taxes.

	For the Six Months Ended		Change
	March 30, 2024	March 25, 2023	Amount	%
	As Restated		As Restated	As Restated
(dollars in thousands)
Income tax benefit (expense)	$80	$(234)	$314	(134)%
Percentage of total revenue	—%	—%
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
The following table reconciles GAAP net loss to Adjusted EBITDA for the three and six months ended March 30, 2024 and March 25, 2023 (in thousands):

	Three Months Ended		Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
	As Restated		As Restated
Net loss	$(54,830)	$(55,416)	$(73,902)	$(123,402)
Interest income	(9,795)	(2,392)	(15,944)	(4,225)
Income tax expense (benefit)	(252)	(17)	(80)	234
Depreciation and amortization	2,468	1,680	5,033	3,375
Stock-based compensation	34,726	36,539	64,188	86,079
CEO transition charges	—	—	—	2,026
Restructuring charges	34,206	8,373	34,206	8,373
Joint venture formation fees	—	—	1,089	—
Equity financing transaction costs	1,985	—	1,985	—
Adjusted EBITDA	$8,508	$(11,233)	$16,575	$(27,540)

The following table presents the effects of the Restatement on the Adjusted EBITDA non-GAAP financial measure (in thousands):

	Three Months Ended March 30, 2024			Six Months Ended March 30, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net loss	$(40,952)	$(13,878)	$(54,830)	$(53,919)	$(19,983)	$(73,902)
Income tax expense	(188)	(64)	(252)	(71)	(9)	(80)
Adjusted EBITDA	$22,450	$(13,942)	$8,508	$36,567	$(19,992)	$16,575
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

	Three Months Ended		Six Months Ended
	March 30, 2024	March 25, 2023	March 30, 2024	March 25, 2023
	As Restated		As Restated
Gross profit	$30,220	$42,847	$94,276	$78,041
Depreciation	88	189	181	375
Stock-based compensation	5,156	459	8,587	771
Restructuring charges	34,206	5,240	34,206	5,240
Adjusted gross profit	$69,670	$48,735	$137,250	$84,427

Gross profit margin	7.7%	16.1%	12.5%	16.5%
Adjusted gross profit margin	17.7%	18.3%	18.2%	17.8%
The following table presents the effects of the Restatement on the Adjusted gross profit and Adjusted gross profit margin non-GAAP financial measures (dollars in thousands):

	Three Months Ended March 30, 2024			Six Months Ended March 30, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Gross profit	$44,162	$(13,942)	$30,220	$114,268	$(19,992)	$94,276
Adjusted gross profit	$83,612	$(13,942)	$69,670	$157,242	$(19,992)	$137,250

Gross profit margin	10.4%	(2.7)%	7.7%	14.4%	(1.9)%	12.5%
Adjusted gross profit margin	19.7%	(2.0)%	17.7%	19.8%	(1.6)%	18.2%
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
Net cash used in operating activities was $(9.1) million during the six months ended March 30, 2024. Net cash used in operating activities was primarily due to our net loss of $(73.9) million adjusted for non-cash items of $89.4 million, primarily consisting of $6.4 million depreciation and amortization, $57.5 million stock-based compensation, and $34.3 million provision for excess and obsolete inventory, in addition to cash used in operating assets and liabilities of $24.6 million. Cash used in operating assets and liabilities of $24.6 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers.
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
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As of March 30, 2024, the Company did not effectively design procedures and controls over the timing of the recognition of cost of revenue. This resulted in the acceleration of the recognition of cost of revenue. Given that we recognize revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue. Additionally, the Company did not effectively design and execute controls over revenue recognition related to cost overruns on certain deployments that will not be billable. This resulted in an overstatement of revenue during the year. These deficiencies in internal control over financial reporting constituted material weaknesses as of March 30, 2024.
Notwithstanding the material weaknesses in internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report on Form 10-Q/A, in conformity with U.S. GAAP. There can be no assurance that these material weaknesses will not result in a misstatement to the annual or interim consolidated financial statements for future periods that would not be prevented or detected.
Changes in Internal Control Over Financial Reporting
Subject to the matters set forth below under Material Weakness Remediation Plan, there have been no changes in our internal control over financial reporting for the three months ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Training of the employees and redesign of the structure of the organization receiving goods and services; and

•Implemented compensating controls over revenue recognition for non-billable cost overruns.
Management is committed to the completion of the remediation of these material weaknesses and expects to successfully implement enhanced control processes. Management has also engaged third-party consultants to evaluate and help simplify business processes around the receipts of goods and services. However, as management continues to evaluate and work to improve its internal control over financial reporting, it may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, management cannot assure you when these material weaknesses will be remediated, that additional actions will not be required to remediate these material weaknesses, or the costs of any such additional actions. These material weaknesses will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through further testing, that these controls are operating effectively.
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
We are required to assess our internal control over financial reporting and our management has identified material weaknesses. If our remediation of the material weaknesses is not effective, or we identify additional material weaknesses or other adverse findings in the future, our ability to report our financial condition or results of operations accurately or timely or prevent fraud may be adversely affected, which may result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies, and ultimately have an adverse effect on the trading price of our common stock.
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
Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 30, 2024. Based upon this evaluation and those criteria, management concluded that, as of March 30, 2024, the Company’s internal control over financial reporting was not effective due to the identification of material weaknesses. As of March 30, 2024, the Company did not effectively design procedures and controls over the timing of the recognition of cost of revenue. This resulted in the acceleration of the recognition of cost of revenue. Given that we recognize revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue. Additionally, the Company did not effectively design and execute controls over revenue recognition related to cost overruns on certain deployments that will not be billable. This resulted in an overstatement of revenue during the year. These deficiencies in internal control over financial reporting constituted material weaknesses. For further discussion of these material weaknesses, see Part I, Item 4. Controls and Procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Management is committed to maintaining a strong internal control environment and believes its remediation efforts will represent an improvement in existing controls. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weaknesses. We may not be successful in promptly remediating the material weaknesses identified by management or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. Remediation efforts have placed, and will continue to place, a significant burden on management and add increased pressure on our financial reporting resources and processes. The accuracy of our financial reporting and our ability to timely file with the SEC may in the future be adversely impacted if we are unable to successfully remediate the material weaknesses in a timely manner, or if any additional material weaknesses in our internal control over financial reporting are identified.
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
Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference into this Report.

Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
10.1	Amendment No. 1 to Limited Liability Company Agreement of GreenBox Systems LLC, by and among Symbotic Holdings LLC, Sunlight Investment Corp and GreenBox Systems LLC, dated as of April 15, 2024.	10-Q	10.1	5/7/2024
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 4, 2024

Symbotic Inc.

By:	/s/ Maria G. Freve
Name:	Maria G. Freve
Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)