Form 10-Q/A
period 2024-06-29
Symbotic Inc.
filed 2024-12-04
CIK 1837240

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
404,309,196 shares of Class V-3 common stock, par value $0.0001 per share

		Page
	Part I - Financial Information
Item 1.	Financial Statements (As Restated)	1
	Unaudited Condensed Consolidated Financial Statements (As Restated)	1
	Unaudited Condensed Consolidated Balance Sheets as of June 29, 2024 and September 30, 2023 (As Restated)	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 29, 2024 and June 24, 2023 (As Restated)	3
	Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended June 29, 2024 and June 24, 2023 (As Restated)	4
	Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit) for the Three and Nine Months Ended June 29, 2024 and June 24, 2023 (As Restated)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 29, 2024 and June 24, 2023 (As Restated)	8
	Notes to Unaudited Condensed Consolidated Financial Statements (As Restated)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	41
	Part II - Other Information
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	44
Item 6.	Exhibits	44
	Signatures	45
i

EXPLANATORY NOTE
Symbotic Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q (the “Form 10-Q/A” or “Amendment No. 1”) to amend and restate Items 1, 2 and 4 of Part I and Items 1A and 6 of Part II of the Quarterly Report on Form 10-Q for the three and nine months ended June 29, 2024 (the “Restatement”), originally filed with the United States Securities and Exchange Commission (“SEC”) on July 31, 2024 by the Company (the “Original Form 10-Q”). This Form 10-Q/A restates the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended June 29, 2024. See Note 3, Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements, in Part I, Item I, Financial Statements, for additional information.
Restatement Background
As described in Item 4.02 of the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2024, on November 18, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company’s management and its independent registered public accounting firm, determined that the Company’s unaudited condensed consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-Q for the periods ending December 30, 2023 (the “Q1 2024 Form 10-Q”), March 30, 2024 (the “Q2 2024 Form 10-Q”), and June 29, 2024 (together with the Original Form 10-Q, Q1 2024 Form 10-Q, and Q2 2024 Form 10-Q, the “2024 Form 10-Qs”) filed with the SEC on February 8, 2024, May 7, 2024, and July 31, 2024, respectively, should no longer be relied upon. As described in Item 4.02 of the Company’s Current Report on Form 8-K/A filed with the SEC on November 27, 2024, on November 25, 2024, the Company identified errors in its revenue recognition related to cost overruns on certain deployments that will not be billable, which additionally impacted the Company’s unaudited condensed consolidated financial statements included in the Q2 2024 Form 10-Q and the Q3 2024 Form 10-Q. The Company, on the recommendation of the Audit Committee of the Company’s Board of Directors, determined to also correct these errors in the previously issued unaudited interim financial statements for the second and third quarters of fiscal year 2024 that were previously filed in the 2024 Form 10-Qs.
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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Symbotic Inc.
Unaudited Condensed Consolidated Balance Sheets (As Restated)
(in thousands, except share data)

	June 29, 2024	September 30, 2023
	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$870,469	$258,770
Marketable securities	—	286,736
Accounts receivable	100,499	69,206
Unbilled accounts receivable	102,638	121,149
Inventories	132,111	136,121
Deferred expenses	6,748	34,577
Prepaid expenses and other current assets	100,802	85,236
Total current assets	1,313,267	991,795
Property and equipment, net	81,029	34,507
Intangible assets, net	—	217
Other assets	106,096	24,191
Total assets	$1,500,392	$1,050,710
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$127,789	$109,918
Accrued expenses and other current liabilities	177,166	128,314
Deferred revenue	717,591	787,227
Total current liabilities	1,022,546	1,025,459
Deferred revenue	81,642	—
Other liabilities	49,412	27,967
Total liabilities	1,153,600	1,053,426

Commitments and contingencies (Note 14)	—	—

Equity:
Class A Common Stock, 3,000,000,000 shares authorized, 103,096,119 and 82,112,881 shares issued and outstanding at June 29, 2024 and September 30, 2023, respectively	12	8
Class V-1 Common Stock, 1,000,000,000 shares authorized, 77,490,386 and 66,931,097 shares issued and outstanding at June 29, 2024 and September 30, 2023, respectively	8	7

Class V-3 Common Stock, 450,000,000 shares authorized, 404,309,196 and 407,528,941 shares issued and outstanding at June 29, 2024 and September 30, 2023, respectively	41	41
Additional paid-in capital - warrants	—	58,126
Additional paid-in capital	1,525,869	1,254,022
Accumulated deficit	(1,326,761)	(1,310,435)
Accumulated other comprehensive loss	(2,632)	(1,687)
Total stockholders’ equity	196,537	82
Noncontrolling interest	150,255	(2,798)
Total equity	346,792	(2,716)
Total liabilities and equity	$1,500,392	$1,050,710
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Operations (As Restated)
(in thousands, except share and per share information)

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
	As Restated		As Restated
Revenue:
Systems	$450,595	$302,350	$1,168,993	$757,854
Software maintenance and support	3,545	1,768	8,280	4,466
Operation services	16,198	7,719	46,340	22,683
Total revenue	470,338	311,837	1,223,613	785,003
Cost of revenue:
Systems	398,761	244,660	1,024,832	618,651
Software maintenance and support	2,539	3,603	6,201	7,380
Operation services	14,065	10,665	43,331	28,022
Total cost of revenue	415,365	258,928	1,074,364	654,053
Gross profit	54,973	52,909	149,249	130,950
Operating expenses:
Research and development expenses	44,722	48,845	133,327	149,251
Selling, general, and administrative expenses	47,871	46,073	143,535	150,994
Total operating expenses	92,593	94,918	276,862	300,245
Operating loss	(37,620)	(42,009)	(127,613)	(169,295)
Other income, net	11,615	2,937	27,626	7,055
Loss before income tax and equity method investment	(26,005)	(39,072)	(99,987)	(162,240)
Income tax expense	(182)	(5)	(102)	(239)
Loss from equity method investment	(537)	—	(537)	—
Net loss	(26,724)	(39,077)	(100,626)	(162,479)
Net loss attributable to noncontrolling interests	(22,043)	(34,730)	(84,300)	(144,821)
Net loss attributable to common stockholders	$(4,681)	$(4,347)	$(16,326)	$(17,658)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.05)	$(0.07)	$(0.18)	$(0.29)
Weighted-average shares of Class A Common Stock outstanding:
Basic and Diluted	102,414,284	61,782,886	92,891,276	60,160,039
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss (As Restated)
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
	As Restated		As Restated
Net loss	$(26,724)	$(39,077)	$(100,626)	$(162,479)
Less: Net loss attributable to noncontrolling interests	(22,043)	(34,730)	(84,300)	(144,821)
Net loss attributable to common stockholders	$(4,681)	$(4,347)	$(16,326)	$(17,658)
Other comprehensive income (loss):
Foreign currency translation adjustments	(161)	651	(302)	169
Changes in unrealized gain on investments, net of income taxes of $— for the three and nine months ended June 29, 2024 and June 24, 2023	(1,318)	1,617	(5,481)	3,969
Total other comprehensive income (loss)	(1,479)	2,268	(5,783)	4,138
Less: other comprehensive income (loss) attributable to noncontrolling interests	(1,220)	2,016	(4,838)	3,678
Other comprehensive income (loss) attributable to common stockholders	$(259)	$252	$(945)	$460
Comprehensive loss	(28,203)	(36,809)	(106,409)	(158,341)
Less: Comprehensive loss attributable to noncontrolling interests	(23,263)	(32,714)	(89,138)	(141,143)
Total comprehensive loss attributable to common stockholders	$(4,940)	$(4,095)	$(17,271)	$(17,198)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit) (As Restated)
(in thousands, except share information)

	Three Months Ended June 29, 2024
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
							As Restated		As Restated	As Restated	As Restated
Balance at March 30, 2024	101,195,288	$12	78,432,388	$8	404,334,196	$40	$1,521,489	$(2,373)	$(1,322,080)	$196,547	$393,643
Net loss	—	—	—	—	—	—	—	—	(4,681)	(22,043)	(26,724)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	933,829	—	—	—	—	—	—	—	—	—	—
Exchange of Class V-1 and V-3 common stock	967,002	—	(942,002)	—	(25,000)	1	(910)	—	—	910	1
Distributions to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	(48,100)	(48,100)
Stock-based compensation	—	—	—	—	—	—	5,290	—	—	24,161	29,451
Other comprehensive loss	—	—	—	—	—	—	—	(259)	—	(1,220)	(1,479)
Balance at June 29, 2024	103,096,119	$12	77,490,386	$8	404,309,196	$41	$1,525,869	$(2,632)	$(1,326,761)	$150,255	$346,792

	Nine Months Ended June 29, 2024
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
								As Restated		As Restated	As Restated	As Restated
Balance at September 30, 2023	82,112,881	$8	66,931,097	$7	407,528,941	$41	$58,126	$1,254,022	$(1,687)	$(1,310,435)	$(2,798)	$(2,716)
Net loss	—	—	—	—	—	—	—	—	—	(16,326)	(84,300)	(100,626)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	5,849,738	1	—	—	—	—	—	(3,103)	—	—	(50)	(3,152)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	102,633	—	—	—	—	—	—	3,501	—	—	—	3,501
Exchange of Class V-1 and V-3 common stock	8,530,867	2	(5,311,122)	(2)	(3,219,745)	—	—	(1,064)	—	—	1,064	—
Issuance of common stock in connection with equity offering	6,500,000	1	—	—	—	—	—	257,985	—	—	—	257,986
Exercise of warrants	—	—	15,870,411	3	—	—	(58,126)	—	—	—	216,828	158,705
Distributions to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	—	(48,100)	(48,100)
Stock-based compensation	—	—	—	—	—	—	—	14,528	—	—	72,449	86,977
Other comprehensive loss	—	—	—	—	—	—	—	—	(945)	—	(4,838)	(5,783)
Balance at June 29, 2024	103,096,119	$12	77,490,386	$8	404,309,196	$41	$—	$1,525,869	$(2,632)	$(1,326,761)	$150,255	$346,792

	Three Months Ended June 24, 2023
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 25, 2023	61,283,689	$6	77,080,090	$8	416,933,025	$42	$58,126	$1,246,152	$(2,086)	$(1,299,880)	$19,073	$21,441
Net loss	—	—	—	—	—	—	—	—	—	(4,347)	(34,730)	(39,077)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	164,675	—	—	—	—	—	—	6	—	—	(6)	—
Exchange of Class V-1 common stock	993,345	—	(993,345)	—	—	—	—	38	—	—	(38)	—
Stock-based compensation	—	—	—	—	—	—	—	4,159	—	—	32,840	36,999
Other comprehensive loss	—	—	—	—	—	—	—	—	252	—	2,016	2,268
Balance at June 24, 2023	62,441,709	$6	76,086,745	$8	416,933,025	$42	$58,126	$1,250,355	$(1,834)	$(1,304,227)	$19,155	$21,631

	Nine Months Ended June 24, 2023
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 24, 2022	57,718,836	$6	79,237,388	$8	416,933,025	$42	$58,126	$1,237,865	$(2,294)	$(1,286,569)	$61,756	$68,940
Net loss	—	—	—	—	—	—	—	—	—	(17,658)	(144,821)	(162,479)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,841,753	—	—	—	—	—	—	(1,157)	—	—	(10,560)	(11,717)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	98,171	—	—	—	—	—	—	119	—	—	868	987
Exchange of Class V-1 common stock	2,782,949	—	(2,782,949)	—	—	—	—	238	—	—	(238)	—
Cancellation of Class V-1 common stock	—	—	(367,694)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	13,290	—	—	108,472	121,762
Other comprehensive loss	—	—	—	—	—	—	—	—	460	—	3,678	4,138
Balance at June 24, 2023	62,441,709	$6	76,086,745	$8	416,933,025	$42	$58,126	$1,250,355	$(1,834)	$(1,304,227)	$19,155	$21,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows (As Restated)
(in thousands)

	For the Nine Months Ended
	June 29, 2024	June 24, 2023
	As Restated
Cash flows from operating activities:
Net loss	$(100,626)	$(162,479)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,048	6,606
Foreign currency losses (gains)	(8)	66
(Gain) on investments	(10,084)	—
Provision for excess and obsolete inventory	34,105	6,160
Loss on disposal of assets	—	123
Stock-based compensation	86,858	121,762
Changes in operating assets and liabilities:
Accounts receivable	(31,295)	(70,300)
Inventories	(30,099)	(80,781)
Prepaid expenses and other current assets	2,839	(421)
Deferred expenses	(10,626)	(13,128)
Other assets	(4,415)	(5,944)
Accounts payable	17,871	5,856
Accrued expenses and other current liabilities	48,593	20,044
Deferred revenue	12,009	349,360
Other liabilities	9,136	9,342
Net cash provided by operating activities	41,306	186,266
Cash flows from investing activities:
Purchases of property and equipment	(21,507)	(20,363)
Capitalization of internal use software development costs	(1,500)	—
Proceeds from maturities of marketable securities	340,000	50,000
Purchases of marketable securities	(48,660)	(301,097)
Purchases of strategic investments	(66,489)	—
Net cash provided by (used in) investing activities	201,844	(271,460)
Cash flows from financing activities:
Payment for taxes related to net share settlement of stock-based compensation awards	(3,181)	(11,713)
Net proceeds from issuance of common stock under employee stock purchase plan	3,435	987
Proceeds from issuance of Class A Common Stock	257,985	—
Proceeds from exercise of warrants	158,704	—
Distributions to Symbotic Holdings LLC partners	(47,654)	—
Net cash provided by (used in) financing activities	369,289	(10,726)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(25)	93
Net increase (decrease) in cash, cash equivalents, and restricted cash	612,414	(95,827)
Cash, cash equivalents, and restricted cash — beginning of period	260,918	353,457
Cash, cash equivalents, and restricted cash — end of period	$873,332	$257,630

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,818	$—
Transfer of equipment from deferred cost to property and equipment	$38,454	$—
Warrant associated with supplier agreement	$12,308	$—
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
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
As described in Note 3, Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements, the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended June 29, 2024 are restated in this Quarterly Report on Form 10-Q/A (this “Amendment No. 1” or this “Form 10-Q/A”) to reflect the corrections primarily relating to specific milestone achievements being expensed prior to the time that the corresponding milestones were achieved. This resulted in the acceleration of the recognition of cost of revenue. Given that the Company recognizes revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue. Additionally, the Company identified errors in its revenue recognition related to cost overruns on certain deployments that will not be billable, which additionally impacted System revenue. Further, the Company identified, during fiscal year 2024, a classification error within equity, which was corrected as part of the Restatement. The restated unaudited condensed consolidated financial statements are indicated as “Restated” in the unaudited condensed consolidated financial statements and accompanying notes, as applicable. See Note 3, Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements for further discussion.
Derivative Instruments
The Company entered into a warrant agreement and a development and supply agreement with a supplier that, subject to meeting certain conditions, entitles the Company to acquire a fixed number of shares of the supplier during a period of time set forth in the warrant agreement. The warrant is accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging. Refer to Note 12, Derivative Instruments, for further description of the Company’s derivative instrument activities.
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
This Note 3 discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments on the unaudited condensed consolidated balance sheets, statements of operations, statements of changes in equity (deficit), and statements of cash flows as of and for the three and nine months ended June 29, 2024 included in the Original Form 10-Q. The unaudited condensed consolidated statements of comprehensive loss for the three and nine months ended June 29, 2024 have also been restated for the correction to net loss, net loss attributable to noncontrolling interests, and net loss attributable to common stockholders.

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
Unaudited Condensed Consolidated Financial Statements - Restatement Reconciliation Tables
In light of the foregoing, in accordance with ASC 250, Accounting Changes and Error Corrections, the Company is restating the previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended June 29, 2024, to reflect the effects of the restatements adjustments, and to make certain corresponding disclosures. In the following tables, the Company has presented a reconciliation of its unaudited condensed consolidated balance sheets, statements of operations, statements of changes in equity (deficit), and statements of cash flows as previously reported for the three and nine months ended June 29, 2024, to the restated amounts. Financial statement line items and subtotals that were not impacted by the restatement adjustments have been omitted for enhanced clarity.
Summary of Restatement - Unaudited Condensed Consolidated Balance Sheets (in thousands):

	June 29, 2024
	As Reported	Adjustment	As Restated
Assets
Unbilled accounts receivable	$160,688	$(58,050)	$102,638
Total current assets	1,371,317	(58,050)	1,313,267
Total assets	$1,558,442	$(58,050)	$1,500,392
Liabilities and Equity
Accounts payable	$156,286	$(28,497)	$127,789
Deferred revenue	714,641	2,950	717,591
Total current liabilities	1,048,093	(25,547)	1,022,546
Total liabilities	1,179,147	(25,547)	1,153,600

Additional paid-in capital	1,742,697	(216,828)	1,525,869
Accumulated deficit	(1,321,431)	(5,330)	(1,326,761)
Total stockholders' equity	418,695	(222,158)	196,537
Noncontrolling interest	(39,400)	189,655	150,255
Total equity	379,295	(32,503)	346,792

Total liabilities and equity	$1,558,442	$(58,050)	$1,500,392

Summary of Restatement - Unaudited Condensed Consolidated Statements of Operations (in thousands, except per share information):

	For the Three Months Ended June 29, 2024			For the Nine Months Ended June 29, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Revenue
Systems	$472,119	$(21,524)	$450,595	$1,229,993	$(61,000)	$1,168,993
Total revenue	491,862	(21,524)	470,338	1,284,613	(61,000)	1,223,613
Cost of revenue
Systems	407,852	(9,091)	398,761	1,053,407	(28,575)	1,024,832
Total cost of revenue	424,456	(9,091)	415,365	1,102,939	(28,575)	1,074,364

Gross profit	67,406	(12,433)	54,973	181,674	(32,425)	149,249

Operating loss	(25,187)	(12,433)	(37,620)	(95,188)	(32,425)	(127,613)
Loss before income tax and equity method investment	(13,572)	(12,433)	(26,005)	(67,562)	(32,425)	(99,987)
Income tax expense	(95)	(87)	(182)	(24)	(78)	(102)
Net loss	(14,204)	(12,520)	(26,724)	(68,123)	(32,503)	(100,626)
Net loss attributable to noncontrolling interests	(11,716)	(10,327)	(22,043)	(57,127)	(27,173)	(84,300)
Net loss attributable to common stockholders	$(2,488)	$(2,193)	$(4,681)	$(10,996)	$(5,330)	$(16,326)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.02)	$(0.03)	$(0.05)	$(0.12)	$(0.06)	$(0.18)

Summary of Restatement - Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit) (in thousands):

	Three Months Ended June 29, 2024
	As Reported				Adjustment				As Restated
	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
Balance at March 30, 2024	$1,738,317	$(1,318,943)	$(3,435)	$413,626	(216,828)	(3,137)	199,982	(19,983)	$1,521,489	$(1,322,080)	$196,547	$393,643
Net loss	—	(2,488)	(11,716)	(14,204)	—	(2,193)	(10,327)	(12,520)	—	(4,681)	(22,043)	(26,724)
Balance at June 29, 2024	$1,742,697	$(1,321,431)	$(39,400)	$379,295	$(216,828)	$(5,330)	$189,655	$(32,503)	$1,525,869	$(1,326,761)	$150,255	$346,792

	Nine Months Ended June 29, 2024
	As Reported				Adjustment				As Restated
	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
Net loss	—	(10,996)	(57,127)	(68,123)	—	(5,330)	(27,173)	(32,503)	—	(16,326)	(84,300)	(100,626)
Exercise of warrants	216,828	—	—	158,705	(216,828)	—	216,828	—	—	—	216,828	158,705
Balance at June 29, 2024	$1,742,697	$(1,321,431)	$(39,400)	$379,295	$(216,828)	$(5,330)	$189,655	$(32,503)	$1,525,869	$(1,326,761)	$150,255	$346,792

Summary of Restatement - Unaudited Condensed Consolidated Statements of Cash Flows (in thousands):

	For the Nine Months Ended June 29, 2024
	As Reported	Adjustment	As Restated
Cash flows from operating activities
Net loss	$(68,123)	$(32,503)	$(100,626)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(55,211)	58,050	2,839
Accounts payable	46,368	(28,497)	17,871
Deferred revenue	9,059	2,950	12,009
4. Noncontrolling Interests
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company.
The following table summarizes the ownership of the stock of the Company for the three and nine months ended June 29, 2024.

	Three Months Ended			Nine Months Ended
	June 29, 2024
	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at beginning of period	101,195,288	482,766,584	583,961,872	82,112,881	474,460,038	556,572,919
Issuances	933,829	—	933,829	12,452,371	15,870,411	28,322,782
Exchanges	967,002	(967,002)	—	8,530,867	(8,530,867)	—
Balance at June 29, 2024	103,096,119	481,799,582	584,895,701	103,096,119	481,799,582	584,895,701

Percent ownership at June 29, 2024	17.6%	82.4%	100%	17.6%	82.4%	100%
The following table summarizes the ownership of the stock of the Company for the three and nine months ended June 24, 2023.

	Three Months Ended			Nine Months Ended
	June 24, 2023
	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at beginning of period	61,283,689	494,013,115	555,296,804	57,718,836	496,170,413	553,889,249
Issuances	164,675	—	164,675	1,939,924	—	1,939,924
Exchanges	993,345	(993,345)	—	2,782,949	(2,782,949)	—
Cancellations	—	—	—	—	(367,694)	(367,694)
Balance at June 24, 2023	62,441,709	493,019,770	555,461,479	62,441,709	493,019,770	555,461,479

Percent ownership at June 24, 2023	11.2%	88.8%	100%	11.2%	88.8%	100%

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
Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	June 29, 2024	September 30, 2023
	As Restated
Accounts receivable	$100,499	$69,206
Unbilled accounts receivable	$102,638	$121,149
Contract liabilities	$799,233	$787,227
The change in the opening and closing balances of the Company’s accounts receivable primarily results from the increase in customer system implementations in the current fiscal year as well as the timing of when customer payments are due. The change in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary, and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. During the nine months ended June 29, 2024, the Company recognized $668.6 million of the contract liability balance at September 30, 2023, as revenue upon transfer of the products or services to customers. During the nine months ended June 24, 2023, the Company recognized $314.9 million of the contract liability balance at September 24, 2022 as revenue upon transfer of the products or services to customers.

Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of June 29, 2024 was $22.7 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement with Walmart Inc. (“Walmart”) to implement Systems in all of Walmart’s 42 regional distribution centers (“Master Automation Agreement”), and in connection with the Commercial Agreement with GreenBox (as defined below) under which Symbotic will implement its warehouse automation system into GreenBox distribution center locations. As the Company accounts for GreenBox as an equity method investment, the remaining performance obligation includes the Company’s proportionate share of unconsolidated variable interest entity contracts. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty. The Company expects to recognize approximately 9% of its remaining performance obligations as revenue in the next 12 months, approximately 60% of its remaining performance obligations as revenue within 5 years, and the remaining thereafter, which is dependent on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
Significant Customers
For the three and nine months ended June 29, 2024 and June 24, 2023, there was one customer that individually accounted for 10% or more of total revenue. The following table represents this customer’s aggregate percent of total revenue.

	Three Months Ended		Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
	As Restated		As Restated
Customer A	89.6%	89.2%	86.0%	87.3%

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
7. Inventories
Inventories at June 29, 2024 and September 30, 2023 consist of the following (in thousands):

	June 29, 2024	September 30, 2023
Raw materials and components	$84,737	$124,446
Finished goods	47,374	11,675
Total inventories	$132,111	$136,121

8. Property and Equipment
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
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At June 29, 2024, the fair value of the warrant issued as described in Note 12, Derivative Instruments, is classified as Level 2 and at September 30, 2023, U.S. Treasury securities were classified as Level 2. Level 2 securities are priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
12. Derivative Instruments
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
13. Related Party Transactions (As Restated)
ASC 850, Related Party Disclosures (“ASC 850”) provides guidance for the identification of related parties and the disclosure of related party transactions. Related parties are generally defined as (i) affiliates of the Company; (ii) owners of more than 10% of the voting interests of the Company and members of their immediate families; (iii) management of the Company and members of their immediate families; (iv) other parties which directly or indirectly control, are controlled by, or are under common control with the Company; or (v) other parties who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company assesses related parties each reporting period. For the reporting periods covered by this report, the Company determined that C&S Wholesale Grocers, Inc. (“C&S”), GreenBox, and certain current holders of Symbotic Holdings LLC were a related party under ASC 850. The following transactions were related party transactions under ASC 850.
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
Customer Contracts
The Company has customer contracts with C&S relating to systems implementation, software maintenance services and the operations of a warehouse automation system. For the three and nine months ended June 29, 2024, revenue of $14.3 million and $49.3 million was recognized, respectively, relating to these customer contracts. For the three and nine months ended June 24, 2023, revenue of $1.4 million and $14.1 million was recognized, respectively, relating to these customer contracts. There was $15.3 million accounts receivable due from and $10.3 million of unbilled receivables for C&S at June 29, 2024, and $0.9 million accounts receivable due from C&S at September 30, 2023. There was $0.5 million and $9.3 million of deferred revenue related to contracts with C&S at June 29, 2024 and September 30, 2023, respectively.
GreenBox
The Company has a customer contract with GreenBox relating to systems implementation. For the three and nine months ended June 29, 2024, revenue of $1.9 million was recognized related to this customer contract. There was $38.6 million accounts receivable due from and no of unbilled receivables for GreenBox at June 29, 2024. There was $35.7 million of deferred revenue related to the contract with GreenBox at June 29, 2024. There was no revenue for GreenBox for the three or nine months ended June 24, 2023, and no accounts receivable, unbilled receivable, or deferred revenue for GreenBox at September 30, 2023. Funding of $66.5 million was made by the Company to GreenBox in relation to the VIE (as further described in Note 15, Variable Interest Entities) for the three and nine months ended June 29, 2024. No funding was made for the three or nine months ended June 24, 2023.
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
14. Commitments and Contingencies
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
15. Variable Interest Entities (“VIE”)
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
16. Net Loss per Share (As Restated)
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
	As Restated		As Restated
Numerator - basic and diluted
Net loss	$(26,724)	$(39,077)	$(100,626)	$(162,479)
Less: Net loss attributable to the noncontrolling interest	(22,043)	(34,730)	(84,300)	(144,821)
Net loss attributable to common stockholders	$(4,681)	$(4,347)	$(16,326)	$(17,658)
Denominator - basic and diluted
Weighted-average shares of Class A common shares outstanding	102,414,284	61,782,886	92,891,276	60,160,039
Loss per share of Class A common stock - basic and diluted	$(0.05)	$(0.07)	$(0.18)	$(0.29)
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
17. Stock-Based Compensation and Warrant Units
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

18. Segment and Geographic Information (As Restated)
The Company operates as one operating segment. Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region for the three and nine months ended June 29, 2024 and June 24, 2023 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
	As Restated		As Restated
United States	$469,530	$310,946	$1,220,753	$782,328
Canada	808	891	2,860	2,675
Total revenue	$470,338	$311,837	$1,223,613	$785,003
Percentage of revenue generated outside of the United States (a)	immaterial	immaterial	immaterial	immaterial
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
19. Subsequent Events
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
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
In this Quarterly Report on Form 10-Q/A, we have restated our previously issued unaudited condensed consolidated financial statements. Refer to the “Explanatory Note” preceding “Cautionary Note on Forward-Looking Statements” for background on the restatement, the fiscal periods impacted, and other information. As a result, we have also restated certain previously reported financial information for the three and nine months ended June 29, 2024 in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including but not limited to information within the “Results of Operations,” “Non-GAAP Financial Measures,” and “Liquidity and Capital Resources” sections to conform the discussion with the appropriate restated amounts. See “Item 1. Unaudited Condensed Consolidated Financial Statements, Note 3, Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements” for additional information related to the Restatement.
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

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
	As Restated		As Restated
	(in thousands)
Revenue:
Systems	$450,595	$302,350	$1,168,993	$757,854
Software maintenance and support	3,545	1,768	8,280	4,466
Operation services	16,198	7,719	46,340	22,683
Total revenue	470,338	311,837	1,223,613	785,003
Cost of revenue:
Systems	398,761	244,660	1,024,832	618,651
Software maintenance and support	2,539	3,603	6,201	7,380
Operation services	14,065	10,665	43,331	28,022
Total cost of revenue	415,365	258,928	1,074,364	654,053
Gross profit	54,973	52,909	149,249	130,950
Operating expenses:
Research and development expenses	44,722	48,845	133,327	149,251
Selling, general, and administrative expenses	47,871	46,073	143,535	150,994
Total operating expenses	92,593	94,918	276,862	300,245
Operating loss	(37,620)	(42,009)	(127,613)	(169,295)
Other income, net	11,615	2,937	27,626	7,055
Loss before income tax and equity method investment	(26,005)	(39,072)	(99,987)	(162,240)
Income tax expense	(182)	(5)	(102)	(239)
Loss from equity method investment	(537)	—	(537)	—
Net loss	$(26,724)	$(39,077)	$(100,626)	$(162,479)

	For the Three Months Ended		For the Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
	As Restated		As Restated
Revenue:
Systems	96%	97%	96%	97%
Software maintenance and support	1	1	1	1
Operation services	3	2	4	3
Total revenue	100	100	100	100
Cost of revenue:
Systems	85	78	84	79
Software maintenance and support	1	1	1	1
Operation services	3	3	4	4
Total cost of revenue	88	83	88	83
Gross profit	12	17	12	17
Operating expenses:
Research and development expenses	10	16	11	19
Selling, general, and administrative expenses	10	15	12	19
Total operating expenses	20	30	23	38
Operating loss	(8)	(13)	(10)	(22)
Other income, net	2	1	2	1
Loss before income tax and equity method investment	(6)	(13)	(8)	(21)
Income tax benefit (expense)	—	—	—	—
Loss from equity method investment	—	—	—	—
Net loss	(6)%	(13)%	(8)%	(21)%
*Percentages are based on actual values. Totals may not sum due to rounding.
Three and Nine Months Ended June 29, 2024 Compared to the Three and Nine Months Ended June 24, 2023
Revenue

	For the Three Months Ended		Change
	June 29, 2024	June 24, 2023	Amount	%
	As Restated		As Restated	As Restated
	(dollars in thousands)
Systems	$450,595	$302,350	$148,245	49%
Software maintenance and support	3,545	1,768	1,777	101%
Operation services	16,198	7,719	8,479	110%
Total revenue	$470,338	$311,837	$158,501	51%
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

	For the Nine Months Ended		Change
	June 29, 2024	June 24, 2023	Amount	%
	As Restated		As Restated	As Restated
	(dollars in thousands)
Systems	$1,168,993	$757,854	$411,139	54%
Software maintenance and support	8,280	4,466	3,814	85%
Operation services	46,340	22,683	23,657	104%
Total revenue	$1,223,613	$785,003	$438,610	56%
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
Gross Profit
The following table sets forth our gross profit for the three months ended June 29, 2024 and June 24, 2023:

	For the Three Months Ended		Change
	June 29, 2024	June 24, 2023	Amount
	As Restated		As Restated
	(in thousands)
Systems	$51,834	$57,690	$(5,856)
Software maintenance and support	1,006	(1,835)	2,841
Operation services	2,133	(2,946)	5,079
Total gross profit	$54,973	$52,909	$2,064

Systems gross profit decreased $(5.9) million during the three months ended June 29, 2024, as compared to the three months ended June 24, 2023. The decrease in gross profit is primarily driven by elongated construction schedules and implementation costs associated with the prior quarter’s rapid pace of innovation, as well as cost overruns on certain deployments during the third quarter of fiscal year 2024 that will not be billable.
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

Services, efficiency improvement on our existing Operation Services System sites, and profit generated from the sales of spare parts.
The following table sets forth our gross profit for the nine months ended June 29, 2024 and June 24, 2023:

	For the Nine Months Ended		Change
	June 29, 2024	June 24, 2023	Amount
	As Restated		As Restated
	(in thousands)
Systems	$144,161	$139,203	$4,958
Software maintenance and support	2,079	(2,914)	4,993
Operation services	3,009	(5,339)	8,348
Total gross profit	$149,249	$130,950	$18,299
Systems gross profit increased $5.0 million during the nine months ended June 29, 2024, as compared to the nine months ended June 24, 2023. The increase in Systems gross profit was partially driven by the increase in Deployments in fiscal year 2024 as compared to fiscal year 2023. This increase was offset by a charge in the second quarter of fiscal year 2024 related to the completion of our restructuring to outsource bot assembly and component inventory management, including standardizing on Symbot as our go-ahead bot platform.
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
Research and Development Expenses

	For the Three Months Ended		Change
	June 29, 2024	June 24, 2023	Amount	%
	(dollars in thousands)
Research and development	$44,722	$48,845	$(4,123)	(8)%
Percentage of total revenue (As restated)	10%	16%

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

	For the Nine Months Ended		Change
	June 29, 2024	June 24, 2023	Amount	%
	(dollars in thousands)
Research and development	$133,327	$149,251	$(15,924)	(11)%
Percentage of total revenue (As restated)	11%	19%
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
Income Taxes

	For the Three Months Ended		Change
	June 29, 2024	June 24, 2023	Amount	%
	As Restated		As Restated	As Restated
(dollars in thousands)
Income tax expense	$(182)	$(5)	$(177)	3540%
Percentage of total revenue	—%	—%
The increase in income tax expense for the three months ended June 29, 2024, as compared to the three months ended June 24, 2023, is attributable to the expense related to our state income taxes.

	For the Nine Months Ended		Change
	June 29, 2024	June 24, 2023	Amount	%
	As Restated		As Restated	As Restated
(dollars in thousands)
Income tax expense	$(102)	$(239)	$137	(57)%
Percentage of total revenue	—%	—%
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

The following table reconciles GAAP net loss to Adjusted EBITDA for the three and nine months ended June 29, 2024 and June 24, 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
	As Restated		As Restated
Net loss	$(26,724)	$(39,077)	$(100,626)	$(162,479)
Interest income	(11,610)	(2,974)	(27,554)	(7,199)
Income tax expense	182	5	102	239
Depreciation and amortization	10,032	1,621	15,065	4,996
Stock-based compensation	30,320	37,068	94,508	123,147
CEO transition charges	—	—	—	2,026
Restructuring charges	—	—	34,206	8,373
Joint venture formation fees	—	—	1,089	—
Equity financing transaction costs	—	—	1,985	—
Equity method investment	537	—	537	—
Adjusted EBITDA	$2,737	$(3,357)	$19,312	$(30,897)
The following table presents the effects of the Restatement on the Adjusted EBITDA non-GAAP financial measure (in thousands):

	Three Months Ended June 29, 2024			Nine Months Ended June 29, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Net loss	$(14,204)	$(12,520)	$(26,724)	$(68,123)	$(32,503)	$(100,626)
Income tax expense	95	87	182	24	78	102
Adjusted EBITDA	$15,170	$(12,433)	$2,737	$51,737	$(32,425)	$19,312
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

	Three Months Ended		Nine Months Ended
	June 29, 2024	June 24, 2023	June 29, 2024	June 24, 2023
	As Restated		As Restated
Gross profit	$54,973	$52,909	$149,249	$130,950
Depreciation	5,359	178	5,540	553
Stock-based compensation	3,807	4,124	12,394	4,895
Restructuring charges	—	—	34,206	5,240
Adjusted gross profit	$64,139	$57,211	$201,389	$141,638

Gross profit margin	11.7%	17.0%	12.2%	16.7%
Adjusted gross profit margin	13.6%	18.3%	16.5%	18.0%
The following table presents the effects of the Restatement on the Adjusted gross profit and Adjusted gross profit margin non-GAAP financial measures (dollars in thousands):

	Three Months Ended June 29, 2024			Nine Months Ended June 29, 2024
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Gross profit	$67,406	$(12,433)	$54,973	$181,674	$(32,425)	$149,249
Adjusted gross profit	$76,572	$(12,433)	$64,139	$233,814	$(32,425)	$201,389

Gross profit margin	13.7%	(2.0)%	11.7%	14.1%	(1.9)%	12.2%
Adjusted gross profit margin	15.6%	(2.0)%	13.6%	18.2%	(1.7)%	16.5%
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
Net cash provided by operating activities was $41.3 million during the nine months ended June 29, 2024. Net cash provided by operating activities was primarily due to our net loss of $(100.6) million adjusted for non-cash items of $127.9 million, primarily consisting of $17.0 million depreciation and amortization, $86.9 million stock-based compensation, and $34.1 million provision for excess and obsolete inventory, offset by cash used in operating assets and liabilities of $(14.0) million. Cash used in operating assets and liabilities of $(14.0) million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers.
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
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 29, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As of June 29, 2024, the Company did not effectively design procedures and controls over the timing of the recognition of cost of revenue. This resulted in the acceleration of the recognition of cost of revenue. Given that we recognize revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue. Additionally, the Company did not effectively design and execute controls over revenue recognition related to cost overruns on certain deployments that will not be billable. This resulted in an overstatement of revenue during the year. These deficiencies in internal control over financial reporting constituted material weaknesses as of June 29, 2024.
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

Changes in Internal Control Over Financial Reporting
Subject to the matters set forth below under Material Weakness Remediation Plan, there have been no changes in our internal control over financial reporting for the three months ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 29, 2024. Based upon this evaluation and those criteria, management concluded that, as of June 29, 2024, the Company’s internal control over financial reporting was not effective due to the identification of material weaknesses. As of June 29, 2024, the Company did not effectively design procedures and controls over the timing of the recognition of cost of revenue. This resulted in the acceleration of the recognition of cost of revenue. Given that we recognize revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue. Additionally, the Company did not effectively design and execute controls over revenue recognition related to cost overruns on certain deployments that will not be billable. This resulted in an overstatement of revenue during the year. These deficiencies in internal control over financial reporting constituted material weaknesses. For further discussion of these material weaknesses, see Part I, Item 4. Controls and Procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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