Form 10-K
period 2024-09-28
Symbotic Inc.
filed 2024-12-04
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☑
As of March 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common equity of the registrant held by non-affiliates was approximately $1.9 billion (based on the closing sales price of the Class A common stock on March 28, 2024 of $45.00).
As of December 2, 2024, the following shares of common stock were outstanding:
106,352,609 shares of Class A common stock, par value $0.0001 per share
76,757,485 shares of Class V-1 common stock, par value $0.0001 per share
404,309,196 shares of Class V-3 common stock, par value $0.0001 per share
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 28, 2024. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Generally, statements that are not historical facts are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” or “intends” or similar expressions.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our ability to, or expectations that we will:
•meet the technical requirements of existing or future supply agreements with its customers, including with respect to existing backlog;
•expand its target customer base and maintain its existing customer base;
•realize the benefits expected from the GreenBox joint venture; the Commercial Agreement with GreenBox, Symbotic’s July 2024 acquisition of developed technology intangible assets, and the commercial agreements with Walmart de México y Centroamérica;
•realize its outlook, including its system gross margin;
•anticipate industry trends;
•maintain and enhance its system;
•maintain the listing of the Symbotic Class A Common Stock on Nasdaq;
•execute its growth strategy;
•develop, design and sell systems that are differentiated from those of competitors;
•execute its research and development strategy;
•acquire, maintain, protect and enforce intellectual property;
•attract, train and retain effective officers, key employees or directors;
•comply with laws and regulations applicable to its business;
•stay abreast of modified or new laws and regulations applying to its business;
•successfully defend litigation;
•issue equity securities in connection with future transactions;
•meet future liquidity requirements and, if applicable, comply with restrictive covenants related to long-term indebtedness;
•timely and effectively remediate any material weaknesses in our internal control over financial reporting;
•anticipate rapid technological changes; and
•effectively respond to general economic and business conditions.
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
•business disruption;
•disruption to the business due to Symbotic’s dependency on certain customers;
•increasing competition in the warehouse automation industry;
•any delays in the design, production or launch of our systems and products;
•the failure to meet customers’ requirements under existing or future contracts or customer’s expectations as to price or pricing structure;
•any defects in new products or enhancements to existing products;
•the fluctuation of operating results from period to period due to a number of factors, including the pace of customer adoption of our new products and services and any changes in our product mix that shift too far into lower gross margin products; and
•any consequences associated with joint ventures and legislative and regulatory actions and reforms.
The forward-looking statements made in this Annual Report on Form 10-K are expressed in good faith, relate only to events as of the date on which the statements are made, and are based on the beliefs, estimates, expectations, and opinions of management on that date. We are not under any obligation, and expressly disclaim any obligation, to update, alter, or otherwise revise any forward-looking statements made in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, except as required by law.
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
Annualized and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.

PART I
Item 1. Business
Company Overview
Our vision is to make the supply chain work better for everyone. We do this by developing, commercializing, and deploying innovative, comprehensive technology solutions that dramatically improve supply chain operations. We automate the processing of pallets and cases in large warehouses or distribution centers for some of the largest retail and wholesale companies in the world. Our supply chain automation system (“System”) enhances operations at the front end of the supply chain, and therefore benefits all supply partners further down the chain, irrespective of fulfillment strategy.
Symbotic was established to develop technologies to improve operating efficiencies in modern warehouses. Significant funds and resources have been devoted to date in developing the Symbotic system and related applications to create a system with the ability to fundamentally change how the supply chain functions. Symbotic’s intellectual property is protected by a portfolio of over 700 issued and/or pending patents.
Our revolutionary system accelerates the movement of goods through the supply chain, improves stock keeping unit (“SKU”) agility, fulfills orders with 99.9999% accuracy, and does this all with less inventory and operating cost. The underlying architecture of our system differentiates it from everyone else in the marketplace. The system uses Symbots which are high-speed, fully autonomous mobile robots that travel up to 25 miles-per-hour (“mph”). The Symbots are controlled by our artificial intelligence (“A.I.”) enabled software to move goods through our proprietary storage or “buffering” structure.
Our proprietary modular applications, such as our inbound sorting and outbound palletizing cells, plug into our system to achieve compelling, real world supply chain improvements at scale. We are developing other modular applications that will allow our customers to support all omni-channel strategies, such as brick-and-mortar retail and e-commerce with in-store pickup or home delivery, from a single centralized warehouse/fulfillment facility.
Our system varies in size and price. A system can be as small as a football field (i.e., 48,000 square feet), which can serve 25 or more stores and can scale to meet the needs of the world’s largest retailers. Our system’s modular design and greater storage density enables installation in existing, and active warehouses, with limited interruption to ongoing operations.
Our system separates inbound freight (i.e., divide it into a common unit) from pallets-to-cases and cases-to-items (currently in development of our second generation, referred to as our Breakpack system), digitize the attributes of these units without re-labeling, and move the units to buffering in their original (or native) packaging with bottom lift technology on our autonomous mobile robots instead of re-transferring goods to trays, shuttles, or cranes. As the distribution center receives replenishment orders from stores, our autonomous robots retrieve the desired units in specified sequence to facilitate orderly fulfillment.
Our system can also build pallets autonomously. The system can build pallets with goods ordered from a specific store and specific aisle. This facilitates rapid and sequential provisioning of the goods from the pallets to a specific store and a specific shelf (i.e., store plan-o-grammed pallets). The system also builds the pallets with improved structural integrity, which in turn leads to denser, taller pallets that improve truck packing density while reducing product damage.
We believe that the global supply chain has reached a point of critical stress, driving an inflection in demand for warehouse automation across all industries. As the labor force shifts toward an older, more highly educated demographic, the warehouse labor pool is shrinking and becoming more expensive, while most well-located warehouses are either operating manually or utilizing outdated, static mechanized conveyor systems. The dramatic growth in e-commerce has increased supply chain complexity by putting pressure on retailers to support multiple sales channels and orders of individual items in addition to cases and pallets. Meanwhile, consumer expectations have evolved to demand a larger variety of items to be delivered quickly and seamlessly. This has placed significant strain on the traditional supply chain and the people who support it. We help our customers thrive in this increasingly challenging environment.
Our system is deployed in the warehouses of a number of the world’s largest retailers, including Walmart, wholesale distributors, including C&S Wholesale Grocers, and warehouse as a service providers, including GreenBox. We have spent significant time working closely with our customers to develop, test, and refine our technology. This has translated into approximately $22.4 billion of backlog as of September 28, 2024, of which Walmart and GreenBox comprise the vast majority.
We believe the potential market opportunity for our system is large and expanding. We are initially targeting the largest brick-and-mortar companies across five verticals: general merchandise, ambient grocery, ambient food distribution, consumer packaged food, and apparel. Based on identified North American warehouses of the largest companies in each of these five verticals, we believe that our strategically addressed market opportunity is approximately $144 billion. When considering deeper penetration in our initial verticals, adding additional adjacent verticals, and entering the European market, we believe our total addressable market increases to $432 billion.
Industry Background
First Principles of the Supply Chain
The first principles of the supply chain are to align three mismatches between producers and recipients of goods in a cost-effective manner. These three mismatches relate to the quantity, timing, and location of goods. They exist because a small number of producers concentrate resources to serve many consumers in the pursuit of economies of scale.
The first mismatch relates to the quantity of goods. A relatively small number of producers generate a greater quantity of goods than any single consumer desires. The supply chain aligns this mismatch by “singulating” (i.e., dividing into a common unit) production quantities into quantities desired by consumers. This means pallets are separated into cases and then cases are separated into individual items (also known as “eaches”).
The second mismatch relates to the timing of when goods are produced versus needed. Producers generate goods continuously, but end users purchase and consume goods at a much slower or cyclical rate. This mismatch is aligned by storing goods in inventory (known as “buffering”). Buffering is analogous to a water reservoir managing the variation between precipitation and household water consumption.
The third and final mismatch relates to location. Goods are needed at the point of consumption rather than the point of production. Thus, movement of goods is a critical function of the supply chain.
Types of Warehouses
Modern warehouses are a node in the supply chain where singulating, buffering, and movement activities align these mismatches. Two common types of warehouses are distribution centers and e-commerce fulfillment centers. Manufacturers package finished goods in either pallets or cases and the goods enter the supply chain in either pallets or cases. The pallets and cases flow downstream to the consumers. Our system automates the separation of pallet-to-case upstream in the supply chain. Thus, our system benefits all downstream users in the supply chain. With this advantage, and because the majority of supply chain cost resides in the distribution center, it is easier to integrate systems downstream, rather than upstream (see “Our Competitive Strengths”).

	Distribution Centers	E-Commerce Fulfillment
Flow of Goods	Upstream	Downstream
Typical Function	Singulate and buffering between producers and next node	Items selection Packing and shipping
Typical Location	Rural, Suburban	Suburban, Urban
Common Fulfillment Unit	Pallets, Cases	Items/Eaches
Optimized for	Low cost per case	Speed of fulfillment & delivery
Volume	High	Low to moderate
SKU count/variety	Low to Moderate	High
Current supply chain operations are generally manual, inflexible, expensive, require significant investments in inventory, and require goods to be manually handled multiple times before being shipped to stores or consumers. The supply chain is expensive because it tends to be slow and labor intensive, which leads to significant damage and waste. In a typical supply chain operation, single-SKU pallets are delivered to a distribution center where hundreds, or thousands, of people are required to move and store pallets. They then select individual cases from the pallets and combine those individual cases into store-ready pallets. In e-commerce fulfillment, they unpack the cases, store individual items in totes or other storage structures and then select and combine individual items for individual customer order fulfillment. Even mechanized warehouses require significant human intervention, are very inflexible, and face disruption from numerous single points of failure. These factors contribute to high maintenance costs and damage, resulting in limited total cost savings.

Retail and Supply Chain Trends
Several trends within the retail industry supply chain have exacerbated the costs and inflexibility of this supply chain:
•Labor Scarcity and Cost—As the labor force matures and becomes more highly educated, warehouse labor is becoming increasingly scarce and expensive. The turnover rate for transportation, warehousing, and utilities employees was 23% higher than the turnover rate for all nonfarm employees in 2023, according to the U.S. Bureau of Labor Statistics.
•Omni-Channel Strategies—As online shopping has become more popular with consumers, brick-and-mortar retailers must support multiple distribution channels. Traditional brick-and-mortar must also support online with home delivery, buy online pick up in store, as well as support for channel-related reverse logistics. Not only does the growth of distribution channels increase complexity, but the e-commerce channel itself is more complex than traditional brick-and-mortar. They are more complex because they need to deliver a continuously changing and increasingly diverse range of items to a broader range of locations faster and in an increasing variety of ways.
•Growing Consumer Expectations and SKU Proliferation—The internet has made the world’s goods available to more consumers, so now shoppers expect retailers to offer increased product diversity. At the same time, manufacturers continue to adopt mass personalization product strategies, which adds to an already growing number of SKUs and accelerates the frequency and speed of SKU transitions. These trends require retailers to find a way to efficiently store, handle, and make available a wider variety of SKUs while managing seasonal and geographic variability. This requires either a greater number of specialized supply chain processes or greater flexibility of existing processes.
Existing warehouse automation systems are largely engineered to solve single challenges in the supply chain. They have discrete applicability focused on a particular niche in the warehouse automation value chain (e.g., specific pick and pack, e-commerce fulfillment robotics) or are older manufacturing technologies that automate high-volume, lower-value repetitive tasks (e.g., conveyor belts and sensors). We believe our system is unique as it is a comprehensive warehouse automation system.
Advances in Core Technologies
We benefit from advances in robotics, sensors, visual systems, processing power, machine learning, and A.I. that have been developed and commercialized over the last decade. For example, we benefit from the tens of billions of dollars that have been invested in attempts to advance autonomous vehicle technology.
Our System Overview
Given the first principles of the supply chain, we re-conceived the purpose and needs of the supply chain. Unencumbered by legacy thinking and the resulting narrowly targeted technologies aimed at reducing fragments of cost in the warehouse, we completely re-designed and re-engineered the warehouse.
Our system manages every aspect of warehouse logistics, from the time merchandise is off-loaded from a producer’s truck or container until that merchandise is ready to be delivered to a store, pick-up location, or individual. Our system has an approximate useful life of 25 to 30 years and is so space efficient that it can be installed in phases in operating warehouses with minimal impact to operations. The system is comprised of inbound de-palletizing cells utilizing robotic arms, a storage structure, autonomous mobile robots that handle product, outbound palletizing cells using robotic arms, and software that coordinates and optimizes the movements of all the hardware. This software maximizes the throughput of goods while improving quality of delivery and reducing the cost.

Unique System Architecture
Our innovative system architecture differentiates our system from alternative warehouse systems. The pillars of our architecture combine synergistically to deliver the benefits of our solution. The pillars are:
•A.I.-Powered Software: Our system is enhanced by our A.I.-enabled autonomous software. We define A.I. as technology that enables computers and machines to simulate human learning, comprehension, problem solving, decision making, creativity, and autonomy. Applications and devices equipped with A.I. can see and identify objects. They can understand and respond to human language. They can learn from new information and experience. They can make detailed recommendations to users and experts. They can act independently, replacing the need for human intelligence or intervention. We believe our autonomous hardware and system software technology encompass the definition of A.I. by reducing the need for manual human intelligence or intervention by simulating human functions.
•Singulating: Singulating goods is the process of dividing quantities of goods to the lowest common fulfillment unit (e.g., from pallets-to-cases and cases-to-items). Our case-based system separates all incoming pallets to the case level. Our Breakpack system separates all cases to the each (or items) level to handle toted items in our system just like we currently handle cases. Competing warehouse systems handle pallets and more frequently partial pallets of goods. Pallets and partial pallets represent an increased level of on hand inventory and partial pallets leave unused volume within the warehouse. Volume adds expense because it has its own cost and because volume adds movement distance, slowing down the transport of goods through the supply chain. By managing goods at the case and toted item level, rather than at the pallet level, our system removes unused space from the distribution center, allowing merchandise to be stored more densely and increasing the speed of product throughput. These space saving efforts are increased by the storage density of our system, which allows us to retrofit our system into our customers’ existing warehouse operations without interrupting ongoing supply chain operations or requiring capital to build new greenfield warehouse space.
•Dynamic Storage: Our system function is analogous to that of a random-access computer hard drive. By effectively “digitizing” each individual case and toted item and spreading them throughout the storage structure, we create optionality for our picking and routing optimization algorithms. Merchandise is opportunistically placed throughout the storage structure, similar to the way a random-access hard drive handles data. This minimizes movement to increase throughput, enhances SKU agility and reduces the number of autonomous mobile robots required to distribute product.
•Autonomous Movement: Fully autonomous A.I.-enabled mobile robots allow our system to have superior flexibility, speed, mobility, and inventory handling capabilities. Like fully autonomous cars operating in a smart city, our robots operate independently but act collectively to transport, sequence, and move cases through a warehouse. Our algorithms consider robot proximity, travel distance and other factors to solve for optimal overall performance while dynamically adjusting as anomalies arise. In addition, because each robot can travel anywhere in a two-dimensional plane and moves like a car that can make radius turns, our robots are comparatively fast, traveling up to 25 miles-per-hour (mph). Faster movement enhances throughput and efficiency by clearing aisles more quickly and allowing for more storage and retrieval transactions per hour compared to tray, shuttle, or crane-based systems. Finally, our use of automation and A.I.-enabled software means our system can approach true “lights-out” operation (100% up-time with zero human intervention).
•Original (Native) Package Handling: We place and pick cases by underpicking or lifting them from the bottom using an automated fork system. This unique technique enables our mobile robots to manipulate a wide range of case sizes, types and weights in a variety of packaging formats. Thus, our system can handle a greater variety of goods in a wide range of verticals. Unlike some of our competitors, we do not handle goods with grippers, which can crush them, or suction cups, which can drop goods. We also do not transfer goods to standardized trays, eliminating additional handling of goods. Instead, bottom-lift handling reduces case damage and rejection rates, thereby decreasing waste and cost.
•End-to-End Integration: By being an integrated end-to-end system, we are able to comprehensively change a warehouse and a customer’s supply chain to maximize its efficiency.
•System-of-Systems Design: Our system-of-systems architecture philosophy eliminates single points of failure, enhancing system resiliency. Utilizing a redundant array of autonomous robots, lifts and palletizing cells, each part of our system is able to assume the task load of another part, if a part fails. In addition, our hardware and software are engineered for rapid serviceability utilizing field replaceable components wherever possible.
•Scalable Modularity: Our architecture is highly modular and scalable, allowing us to install our system in existing warehouse facilities while achieving full performance benefits. We are also able to install our system in phases, allowing the existing warehouse facility to continue to operate during the transition to our system. Finally, we can easily reconfigure and expand our system to accommodate SKU proliferation as our customers’ needs and strategies evolve.
System Functional Flow Overview
Generally, manufacturers create their products in batches by SKU (i.e., individual type of item like can of chicken noodle soup). Manufacturers then aggregate and package the goods in manageable quantities for efficient and safe shipping. Usually, goods are batched in cardboard or plastic cases. Cases are then stacked on 4-foot by 4-foot pallets as high as safely possible and then shrink-wrapped so the pallets retain integrity while in transit and the goods can be transported without damage.
A pallet may commonly contain anywhere between 40 and 120 cases depending on the size and weight of the goods and, therefore, could contain dozens to hundreds of goods that will ultimately be sold to consumers. Some manufacturers produce homogeneous pallets with one SKU. Others may combine multiple SKUs on heterogeneous pallets if the cases are the same size and the manufacturer is able to do so efficiently in their production process.
Other goods may be shipped un-palletized because a manufacturer does not produce or sell enough of one item to make full pallet shipping efficient. Goods may also travel through the supply chain un-palletized because they have been combined with other goods for more efficient shipping. This often happens when goods come from international destinations given the desire to fill a shipping container with multiple goods and/or from multiple manufacturers to reduce overall shipping costs. Un-palletized goods generally come stacked randomly in a truck trailer or shipping container.
Our system can uniquely handle homogeneous and heterogeneous palletized and un-palletized goods. Regardless of type of good, our system generally functions as follows:
•Palletized Inbound: When pallets reach a warehouse, the pallets are placed into our automated system. Our large de-palletizing robotic cells use state of the art vision technology and our proprietary end-of-arm tools to pick up entire layers of goods and transfer them to our “singulating” robots that deconstruct the pallet down to the case level. Our singulating robots also use vision technology and other proprietary end-of-arm tools to orient each case optimally for storage and handling in our system’s storage structure. The cases then enter the scan tunnel.
•Floor-Loaded Inbound: When un-palletized goods reach a warehouse, such as in traditional international shipping containers where goods are loaded from floor to ceiling without the use of pallets for quick unloading, they are placed into our automated system and the individual cases enter the scan tunnel just like palletized goods.

•Scan Tunnel: On the way to the storage structure, each case proceeds through a short scan tunnel where our system uses vision technology and sensors to “digitize” the dimensions and attributes of each inbound case. Simultaneously, our system performs an integrity check of each case to screen for damage. If the case is damaged, it may be compromised as it moves through our system, and it may indicate damaged goods inside the case. Any case that our system determines is non-conforming or damaged is rejected by our system. An associate will either repair the case before re-induction into the system or reject the damaged goods.
•Storage Structure: The storage structure, where goods are placed, stored, and retrieved, is comprised of a number of levels stacked on top of each other. Each level is approximately three feet tall, allowing a typical thirty-two-foot-tall warehouse to have ten levels of storage which optimizes space utilization. Each level has a transfer deck that spans the width of the structure and connects several dozen aisles that extend horizontally at a 90-degree angle from the transfer deck. Our average sized system has 200,000 linear feet of storage. The levels are connected vertically by a series of lifts.
•Lifts: Upon exit from the scan tunnel, the case moves to a collection of lifts that function like a bank of elevators in a building. Simultaneously, our A.I.-enabled software determines the optimal location in the structure for storage of that case. When a case reaches the lift to which it is assigned, the lift extends its finger lift and picks up the case. The lift then brings the case to the appropriate level in the structure and places it onto a storage shelf where the case will be picked up by a Symbot. The Symbot will then bring the case to the aisle storage position for that level.
•Symbots: Symbots are our fully autonomous mobile goods handling robots. They are powered by rapid-charging ultracapacitors, so charging takes a matter of seconds as the Symbots drive over charge plates integrated into the floor of the storage structure. This eliminates the need for Symbots to come out of service for charging, which allows them to operate all day for weeks at a time. Our Symbots are interchangeable and hand off tasks to each other in a live operating system without productivity loss. If a Symbot does need maintenance, an individual Symbot can be removed from our system by remote instruction.
The Symbot lifts each case from the bottom using fingers that extend under the case, rather than gripping and pulling, which enables handling of the case without putting them on trays. Trayless handling allows storage of cases within five millimeters of each other.
The Symbot picks up a case from the lift and enters the transfer deck on its way to the appropriate aisle. The Symbot is routed by our proprietary A.I. software to the aisle and location where a case is to be placed. Once in the appropriate aisle, the Symbot accelerates rapidly up to 25 mph towards the specific location where it has been instructed to place the case.
When the Symbot reaches the appropriate placement location, it extends its finger lift and places the case on the aisle position and is ready for its next task. In a typical size and configuration system, a Symbot can reach any location in our structure and return to our inbound or outbound cells in under four minutes.
Retrieving a case is simply the reverse process of placing a case.
•Outbound: Our outbound lift retrieves cases delivered by Symbots and transfers them to the outbound level of our system. Our software utilizes the Symbots and lifts to sequence cases in an optimal order for outbound processing. Our system typically creates a pallet comprised of a variety of different goods and SKUs (known as a “rainbow pallet”). Our system can also create a rainbow pallet based upon a customer’s store plan. Specifically, the rainbow pallet can consist of products for a specific store aisle, which can be delivered directly from a truck to the end of an aisle so that store employees can unpack the cases from the pallet, replenish shelves quickly, and reduce store labor costs.
•Palletizing: Our system uses A.I.-enabled software that allows us to palletize cases using two robotic arms on opposite sides of a pallet. These two robotic arms work together placing a case onto a pallet in less than three seconds.
Our Competitive Strengths
We have significant advantages over our competitors because of our people, technologies, and experience, underpinned by decades of leadership in supply chain operations and innovation. Specifically, we benefit from the following competitive advantages:

Experienced, Founder-Led Leadership Team
We are a founder-led company. Our Chairman, Chief Executive Officer, and significant shareholder, Richard B. Cohen, started Symbotic in 2006 to develop advanced technologies to make the supply chain work better for everyone. This vision was inspired by Mr. Cohen’s experiences building C&S Wholesale Grocers.
Mr. Cohen is an accomplished business builder, as evidenced by his helping lead sales growth at C&S Wholesale Grocers from $14 million in 1974 to over $20 billion in 2023. Effectively running warehouse operations for the low margin grocery industry, Mr. Cohen has been building, running, and innovating warehouses for two generations. We believe our founder’s deep industry and operational expertise is a core competitive advantage for us.
Mr. Cohen built a team of experienced board members and executives with a diverse range of technology expertise acquired at industry leading companies and institutions such as Amazon, The Boeing Company, Fortna, Manhattan Associates, MIT, SoftBank, Staples, Tesla, Toyota, and Walmart.
Unique Team Culture
Our team has harnessed first principles thinking to help us understand complex systems like supply chains and automation in simple, elemental ways. This approach unburdens our creativity from the constraints of legacy problem solving. First principles thinking also leads us to constantly question our established approaches to problems, freeing us to invent new technologies to improve the supply chain. Approximately half of our team is composed of software, mechanical, electrical, and systems engineers and scientists focused on our technology solutions. As a result, we have developed or created a significant amount of intellectual property protecting our core technology, including a patent portfolio with over 700 patent filings.
First Mover Advantage with Differentiated System Architecture
We believe we have developed highly unique system architecture, which uses fully autonomous robots at scale and in real world supply chain applications. The advantages of this approach are so compelling, as measured by performance data in real world applications, that we believe our system can become the de facto standard approach for how warehouses operate.
Superior System Return on Investment
Based on quantifiable metrics, our system provides our customers with rapid recovery of investment costs and a compelling return on investment.
•Superior Product Throughput: The high density of our system, the optimized and randomized storage of our architecture, and the speed and agility of our autonomous mobile robots minimizes movement to increase throughput, enhances SKU agility, and reduces the number of robots required to distribute product.
•High Density System & Storage: Partial pallets represent an increased level of on-hand inventory and leave unused volume within the warehouse. Volume adds expense because it has a storage cost and adds movement distance that slows down the movement of goods through the supply chain. By managing goods at the case and tote level, rather than at the pallet level, our system removes unused space from the warehouse, stores merchandise more densely, and increases the speed of product throughput.

•No Compromise Retrofit: The modularity of our system allows us to install our system in existing warehouses while achieving full performance benefits. We are also able to install our system in phases, which allows the warehouse to continue to operate while the transition to our system is underway.
•Inventory Reduction & SKU Agility: The accuracy, throughput speed, and density of our system allows our customers to achieve a higher level of availability and maintain a wider range of SKU variety with less inventory.
•Fulfillment Accuracy: Our digitization strategy, A.I.-enabled store/retrieve software and other automated systems contribute to the 99.9999% fulfillment accuracy of our system.
•System Resilience: Our system-of-systems architecture philosophy eliminates single points of failure, which enhances system resiliency. We utilize a redundant array of autonomous robots, lifts, and inbound and outbound palletizing systems. This allows any part of our system to assume the task load of another system part if any sub-system fails. In addition, our hardware and software are engineered for rapid serviceability utilizing field-replaceable components wherever possible.
•System Scalability: Our system can be scaled to fit the needs of our customers and scale of their facilities. We are also able to install our systems in phases, allowing the warehouse facility to continue to operate while the transition to our system is underway. We can easily reconfigure and expand our system to accommodate SKU proliferation as our customers’ needs and strategies evolve.
Remaining Performance Obligations (“Backlog”)
As of September 28, 2024, we had approximately $22.4 billion of backlog of orders from our customers, of which approximately 10% is expected to be recognized as revenue in fiscal year 2025.
The backlog is largely structured to maintain our gross profit targets even in times of high inflation or supply chain related price increases. For example, in most cases, increases in steel prices are passed on to the customer, preserving our gross profit.
Our contracts do not contain termination for convenience clauses. Outside of insolvency, or specific change in control provisions, most of our backlog can only be terminated if we do not deliver the System with its defined performance standards, which we believe to be unlikely. In addition, because our System significantly reduces our customers’ costs, contract termination by our customers would be costly and disruptive to their operations, enhancing our ability to retain our customers.
Backbone of Commerce
Our expertise has been established at the front end of the supply chain because our system “handshakes” directly with producers and manufacturers who are the first node in the supply chain. Our system is the backbone of commerce because our optimized case handling capability benefits all nodes downstream in the supply chain. Our system has a strategic impact for our customers and is mission critical for daily operations. We believe this will result in high rates of customer retention.
We are also prototyping our second generation of Breakpack system, a full-scale, individual unit handling application, that can be integrated into our case handling system, and be installed in the warehouse. We believe this capability is unique and will drive supply chain efficiency through reduced handling and the ability to buffer inventory at either the precise unit, or case count.
We believe our competitive positioning is highly differentiated because our upstream expertise facilitates our integration with other downstream applications, including our Breakpack system. Our system resides upstream in the supply chain from systems for e-commerce fulfillment centers. Our competitors have not established automated case level storage or warehouse expertise, which makes their upstream integration significantly more challenging than our downstream integration.
Our Market Opportunity
We define our primary addressable market as the total potential spend on our system over the next 15 years for U.S. warehouses in the general merchandise, ambient grocery, ambient food distribution, consumer packaged food, and apparel verticals. We estimate the size of our initial addressable market to be $144 billion based on the number of warehouses in each of those verticals, our estimates of the percent of warehouses in each vertical that are addressable, and the expected average price of our system and associated recurring revenue.
We estimate that there is an additional $126 billion in market opportunity from our secondary verticals (non-food consumer packaged goods, home improvement, auto parts, third-party logistics, and refrigerated and frozen foods).

Over time we plan to expand beyond our primary and secondary target verticals, into additional verticals such as pharmaceuticals and electronics. To capture the size of this broader market opportunity, we estimate the size of these additional verticals in the United States at an additional $52 billion (using the same methodology we use for our primary and secondary verticals).
We also plan to expand to Europe, and further expand within Canada, so we define our total addressable market as our total U.S. market opportunity of $321 billion plus our market opportunity in Canada and Europe, which we estimate to be an additional $111 billion. This implies a total addressable market of $432 billion. To estimate our market opportunity in Europe and Canada we assume the number of warehouses in each country relative to the number of warehouses in the U.S. is proportionate to their relative GDPs. We then multiply the resulting number of warehouses by our estimate for the percent of those warehouses that are addressable and by our estimate for the average price of our system and associated recurring revenue outside the U.S. After the fiscal year completed, we also began our first expansion into Latin America.
The GreenBox joint venture was established to serve the needs of outsourced case handling. Generally known as third-party logistics, our focus is on the warehouse-as-a-service (WaaS) market (“WaaS Market”). The WaaS Market has witnessed significant growth in recent years, driven by the increasing demand for flexible and scalable warehousing solutions. As businesses focus on optimizing their supply chain operations, WaaS has emerged as a strategic alternative to captive warehouses, offering on-demand access to warehouse facilities, advanced inventory management systems, and technology-driven logistics solutions that benefit from automation and A.I. We believe the WaaS Market has the potential for sustained growth, underpinned by the rise of globalization, outsourcing, e-commerce, and the evolving preferences of businesses seeking cost-effective and agile warehousing solutions.
Our Growth Strategy
The key elements of our strategy for growth include the following:
•Further penetrate customers’ operations: Our customers are large companies, many of which have thousands of stores and hundreds of warehouses and distribution centers. Under our customer contracts, we are converting a portion of these customers’ warehouses and distribution centers in the United States to our system. We fully expect that the value these customers receive from our system will translate into winning full deployments at the remainder of their warehouses and distribution centers and therefore, we expect to grow our market share.
•Win additional customers in existing verticals: Given the size of our primary serviceable addressable market relative to the size of our customer base, there is significant room for us to expand in our primary addressable market. We have numerous other potential customers in various stages of the sales cycle and we expect to win new customers in our primary addressable market.
•Expand into new verticals: We believe that every vertical that involves the physical distribution of goods through a warehouse or distribution center is a potential customer. We have the intention and technological capability to expand into the non-food consumer packaged goods, auto parts, and third-party logistics verticals. Additionally, as we build our refrigerated and frozen capabilities, we intend to expand into these verticals.
•Expand product offerings: We intend to expand our product suite to increase our value to our customers and to attract new customers. For example, by building our integrated item handling application, we can help our customers manage an increasing variety of SKUs and optimize their e-commerce operations. We can also increase our appeal to pure-play e-commerce retailers. Because our system is designed to integrate third-party applications, we are also exploring opportunities to expand our product suite through partnerships, investments, and acquisitions. Finally, we are exploring new business models, specifically by adding reverse logistics and WaaS offerings. These future anticipated products are not included in our current support and maintenance arrangements.
•Geographic Expansion: We intend to expand beyond the United States and Canada. We are currently evaluating opportunities in Europe and the Middle East, and after our fiscal year completed, began our first expansion into Latin America.
•WaaS: We are addressing the WaaS market through our GreenBox joint venture, which we believe is positioned to leverage our expertise and the technology of our system to capture opportunities, meet evolving customer needs, and drive sustainable value for our shareholders.

Competition
Most of our primary market relies on conventional manual and semi-mechanized systems that are labor intensive. There are several point solutions available in the market that automate certain components of the warehouse or distribution center, but few offer comprehensive systems. Those that do typically require a significant greenfield real estate investment.
Some point solutions such as specific goods-to-people robotics or pick and pack robotic arm solutions address only specific supply chain functions but do not maximize the efficiency of the supply chain as a whole. These solutions also must be integrated with other disparate technologies, which often comes at significant cost and time and adds latency to operations.
The companies that offer comprehensive solutions, most notably Witron, Honeywell, Dematic, Vanderlande, Knapp AG, SSI Schaefer, and Swisslog, have systems that are composed of a disparate set of mechanically complex point solutions, with numerous single points of failure. These systems are challenging to implement and expensive to adapt to changing customer needs and SKU variation. Even the comprehensive mechanical systems require significant manual labor. They are frequently based on pallet and partial pallet storage techniques, which require additional inventory and warehouse space.
Amazon Kiva, Exotec, Ocado, and AutoStore focus exclusively on individual order fulfillment. We do not consider them to be direct competitors because we are focused on fulfillment to physical stores. They focus primarily on e-commerce and lack case picking technology. Therefore, they cannot support large retailers with both online and offline operations. However, they may become partners or competitors if we expand into e-commerce or if they expand to brick-and-mortar retail.
Customers
Customer Base
We have a strong blue chip customer base that includes some of the world’s largest retailers and wholesale grocers, including Walmart, Albertsons, our affiliate C&S Wholesale Grocers, GreenBox, and Target.
Walmart
We have worked with Walmart since 2015 and entered into the initial Walmart Master Automation Agreement (“MAA”) in 2017 and restated and amended that agreement in January 2019. On April 30, 2021, we amended the Walmart MAA to expand our commercial relationship with Walmart and the scope of the Walmart MAA to the implementation of systems across 25 of Walmart’s 42 regional distribution centers. On May 20, 2022, we again amended and restated the Walmart MAA to further expand our commercial relationship with Walmart and the scope of the Walmart MAA to the implementation of additional systems across all of Walmart’s 42 regional distribution centers. The amendment and restated Walmart MAA added approximately an additional $6.1 billion to our backlog.
The implementation of our systems under the Walmart MAA began in 2021 and will continue based upon an agreed-upon timeline, subject to limited adjustment, with the implementation of all systems to begin by the end of 2029. For each system, Walmart pays us:
•the cost of implementation, including the cost of material and labor, plus a specified net profit amount, subject in certain cases to a capped cost amount;
•for software maintenance and support for a minimum of 15 years following preliminary acceptance of the system and with annual renewals thereafter; and
•for spare parts.
Walmart also pays us for operation services for systems installed in the first four buildings for an operation service period for each system that ends on the third anniversary of preliminary acceptance of the final system installed in a building.
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
Pursuant to the Walmart MAA, we must provide Walmart notice in certain circumstances, including if we explore transactions other than the Business Combination that would reasonably be expected to result in a change of control or sale of 25% or more of the voting power of Symbotic. Such transactions are prohibited for specified time periods following such notice, and we must allow Walmart to participate on terms and conditions substantially similar to those of other third-party participants. We have also agreed to certain restrictions on our ability to sell or license our products and services to a specified company or its subsidiaries, affiliates, or dedicated service providers.
On December 12, 2021, we entered into an Investment and Subscription Agreement (the “Investment and Subscription Agreement”) with Walmart. Pursuant to such agreement, in connection with the amendment and restatement of the Walmart MAA on May 20, 2022, Walmart exercised a warrant to purchase 267,281 units of Warehouse, or 3.7% of the total outstanding units of Warehouse at such time as calculated following the exercise of the warrant and issuance of units thereunder, at an aggregate purchase price of $103,980,327. We also issued Walmart a new warrant to purchase 258,972 units of Warehouse, or 3.5% of the total outstanding units of Warehouse at such time as calculated on a pro forma basis at the time of the issuance of the warrant, subject to customary adjustments, at an exercise price of $614.34 per unit, which is the estimated value of a unit of Warehouse on the date of the Merger Agreement based on the Exchange Ratio assuming one share of Class A Common Stock is $10.00. In connection with the Closing of the Business Combination, the warrant to purchase 258,972 units of Warehouse converted into a new warrant to acquire up to an aggregate of 15,870,411 common units of Symbotic Holdings. This warrant vested and was exercised at an exercise price of $10.00 per common unit, for an aggregate purchase price of $158,704,110.
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
GreenBox
On July 21, 2023, in conjunction with entities related to the SoftBank Group, we established GreenBox Systems LLC, a strategic joint venture to build and automate supply chain networks globally by operating and financing our advanced A.I. and automation technology for the warehouse. We own 35% of GreenBox and SoftBank Group owns 65% of GreenBox.
On July 23, 2023, we entered into a commercial agreement with GreenBox that sets forth the terms, conditions, rights and obligations governing the design, installation, implementation and operation of our system for GreenBox. On the terms and subject to the conditions set forth therein, the commercial agreement provides for a commitment from GreenBox to expend at least $7.5 billion in the aggregate to purchase our systems over a six-year period pursuant to an agreed-upon timeline with implementation of our systems which began in fiscal year 2024. For each system, GreenBox will pay us: (i) the cost of implementation, including the cost of material and labor, plus a specified net profit amount; (ii) for software maintenance and support; and (iii) for spare parts and other miscellaneous expenses. The initial term of the commercial agreement with GreenBox expires on July 23, 2027, subject to a two-year extension by GreenBox if, at the end of the initial term, project SOWs (as defined in the commercial agreement) have not been executed with respect to our systems with an aggregate purchase price of GreenBox’s purchase commitment. At any time, either party may terminate the commercial agreement in the event of insolvency of the other party or a material breach of the other party that has not been cured.
Products
Our system is typically sold in three parts: the initial system sale, software maintenance and support services, and operation services. Our system is a modular, highly configurable capital asset purchase that we sell to our customer in the year of deployment. Over the remaining system life, which is typically 25-30 years, we charge a software maintenance and support fee. Finally, we provide training and system operation until the customer assumes operational duties. Our typical deployment model is to build and install the system, operate the system for a limited time and then transfer daily operation to the customer.

Symbotic System Capabilities
We implement a comprehensive automated solution for product distribution at the heart of the supply chain. We have spent over 15 years working at the confluence of product manufacturing and retail distribution to produce a fully automated system that allows more efficient handling, storage, selection, and transportation of goods once they are placed into the supply chain by manufacturers. We have accomplished this by combining “smart” software with “smart” hardware such as our autonomous mobile robots. The power of our system is that the components and applications work together in one system-of-systems to provide the results our customers experience. Our system is capable of handling each case from initiation at the warehouse or distribution center to final placement on pallets to be transported to customer stores.
Technologies
Our technologies are categorized into both hardware and software components, which work together to deliver the full comprehensive system to our customers. Key elements of the hardware and software components are as follows:
•Intelligent Autonomous Mobile Robots: Our intelligent, autonomous mobile robots utilize a suite of sensors to handle cases and locate, retrieve, and transport approximately 80% of the SKUs in our customers’ facilities at speeds of up to 25 mph (10 times faster than the average human) with 99.9999% accuracy. Our newest version of these robots uses vision technology in addition to our autonomous routing algorithms to achieve optimal speed, safety, and routing.
•A.I.–Enabled Software: Our system utilizes A.I. technologies in a variety of ways to dynamically achieve optimal performance and improve over time. For example, our system can independently determine the best locations to store inventory in the structure to improve outbound efficiency. In addition, the software enables our autonomous robots to independently place and retrieve various sizes of goods with different package material, make corrections to account for product movement, and efficiently navigate through our system to complete the system’s objectives in the shortest amount of time and at the lowest cost. Our software also dynamically responds to changes in inventory availability to fulfill customer orders on time.
By using A.I. tools to process all the data our system is generating, our system is improved by the tasks it performs. This helps us to develop algorithmic innovations that further improve system performance over time.
•System Manager: The System Manager balances work across the inbound and outbound cells of our system. It does this by managing inbound inventory and inventory levels in the storage structure against fulfillment orders, optimized to fulfillment gate times. The System Manager creates the pallet build plan based on a variety of factors including inventory on hand. It also stores and aisles specific plan-o-grams, pallet structure, and even more granular criteria such as isolating hazardous goods that require special handling.
•Storage & Retrieval Engine: Our Storage and Retrieval Engine coordinates the mechanical components within our system such as our autonomous robots, storage shelves, and lifts. It also determines, orders, and assigns all the tasks to be performed by our system. Finally, the Storage and Retrieval Engine manages safety within our system by monitoring physical access and related zonal lockouts.
The engine builds a put-away task list as goods are received that is based on put-away optimization, which determines the best placement of goods within the storage structure. Simultaneously, the engine builds a retrieval task list based on fulfillment requests. Since the flow of goods through our system is highly dynamic and the related parameters are constantly changing, the engine reoptimizes every task that needs to be completed multiple times per second. The re-optimization is based on the supply of goods, the location of those goods, and the storage shelves available within the storage structure.
Next, the location and status of every part of our system and every case of goods is evaluated, and mobile robot routes are assigned to optimally perform all the put-away and retrieval tasks. As tasks are reassigned, the routes of the mobile robot are recomputed.
•Real-Time Data Analytics Software: Our proprietary software aggregates and synthesizes system data to provide real-time analytics and actionable insights regarding inventory levels, system throughput, accuracy, and performance. We also collect and analyze real-time data on various parts of our system to evaluate health, predict maintenance needs, and as a result maintain a high level of system performance.
•A.I.-Powered De-Palletizing Robotic Cells: Our proprietary de-palletizing robotic end of arm tools, coupled with our A.I. and state-of-the-art vision enhanced robotic arms de-palletize up to 1,800 cases and 200 SKU layers per hour. During de-palletization, we scan each case to create a digital model, including, among other things, its size, stability, and density. This allows our A.I.-enabled software to optimize storage, retrieval, and palletizing for distribution to stores based upon an individual case’s characteristics.
•A.I.-Powered Palletizing Robotic Cells: Using proprietary A.I.-enabled software, state-of-the-art vision enhanced palletizing robotic arms and our patented end of arm tools we combine multiple SKUs into aisle-ready pallets that significantly reduce in-store labor costs for our brick-and-mortar customers while maximizing pallet capacity and throughput. Our palletizing robotic application uses two robots simultaneously to palletize product rapidly and efficiently.
Research and Development
We have invested over $800 million in developing technology for our system, which is protected by over 700 issued and/or pending patents. Our engineers have extensive robotics and software experience and have been working on our product portfolio for over 15 years. We conduct our research and development at our headquarters in Wilmington, Massachusetts and at our Canadian headquarters in Montreal, Quebec.
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
•Expand system offerings: As our existing customers’ needs shift and expand, we will innovate, evolve and be flexible. We will continue to innovate our existing systems as well as introduce new offerings in specific areas for which we do not have a solution, such as tailoring our System to handle non-ambient foods. This will not only allow us to deepen our penetration within existing customers, but also grow our customer base in adjacent applications.
Sales and Marketing
We go to market via a direct sales model. Given the size, complexity, and value of our system, our sales have come from long-term discussions between our management team and senior-level executives at our customers. As we progress, we intend to accelerate our sales cycle as we begin to expand our marketing efforts and transition from a small number of very large transactions to more widespread adoption of our system.
Manufacturing and Suppliers
We operate a repair/service facility center with engineering support in Wilmington, Massachusetts, and a facility with additional engineering support in Montreal, Quebec. Our Wilmington facility services previously manufactured autonomous mobile robots, whereas today it is dedicated to warranty processing and repair of field returns. Our facility in Montreal conducts testing and engineering developmental work on de-palletizing and palletizing robotic cells. Each facility is staffed with a mix of permanent and temporary employees to manage peak workload and can operate two shifts when needed. We manufacture with third-party contract manufacturers which has allowed us to efficiently scale production capabilities, optimize resources, and foster agility in meeting growing market demand.
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
Unpatented research, development, know-how, and engineering skills make an important contribution to our business and core technology, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding our intellectual property. As of September 28, 2024, we had over 475 issued patents in 14 countries and over 225 additional patents pending worldwide. Our issued patents are scheduled to expire between May 2025 and October 2043.

Employees and Human Capital Resources
Our employees are critical to our success. As of September 28, 2024, we had approximately 1,650 full-time employees, including approximately 1,600 based in the United States. Approximately 40% of our employees are based out of our Wilmington, Massachusetts and Montreal, Quebec locations. The remaining majority of employees install, commission, operate, or maintain our systems at customers’ facilities. We also engage consultants and contractors to supplement our permanent workforce on an as needed basis.
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
Our human capital resources objectives include, as applicable, recruiting, integrating, developing, motivating, and retaining our existing and new employees. The principal purposes of our incentive plans are to attract, retain, and motivate key employees, directors, and consultants through cash and stock performance rewards and other benefits.
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
Talent Management
The engagement, development, and retention of employees is critical to meet our priorities and deliver braggingly happy customers. All management levels are engaged in talent management practices. Our board of directors discusses key talent strategy in each regular board meeting, including periodic detailed discussions of our global leadership talent, with a focus on key positions at the executive leader level.
We recognize that investing in strong talent management practices drives business performance, customer satisfaction, and employee engagement. Therefore, our talent interventions utilize various tools such as an annual performance management process, individual development interventions to facilitate a specific individual’s career growth, and development programs and learning plans to meet each employee where they are in their career. High-potential leaders are given exposure and visibility to members of our board of directors through formal project assignments and board presentations. We provide growth opportunities through formal and informal development programs that include training, coaching, networking, skills development, and on-the-job experience. In fiscal year 2024, we implemented management training to enable sustainable growth, support effective scaling, and foster a highly engaged workforce.
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
Environmental Matters
We are subject to domestic and foreign environmental laws and regulations governing our operations, including, but not limited to, emissions into the air and water and the use, handling, disposal and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities, operation of our system and the disposal of our system. These laws and regulations govern, among other things, the generation, use, storage, registration, handling and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees.
Export and Trade Matters
We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the U.S. Foreign Corrupt Practices Act, as well as the laws of the countries where we do business. We are also subject to various trade restrictions, including trade and economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control and export controls administered by the U.S. Department of Commerce, we are prohibited from engaging in transactions involving certain persons and certain designated countries or territories, including Cuba, Iran, Syria, North Korea and the Crimea Region of Ukraine. In addition, our system may be subject to export regulations that can involve significant compliance time and may add additional overhead cost to our system. In recent years the United States government has a renewed focus on export matters. For example, the Export Control Reform Act of 2018 and regulatory guidance thereunder have imposed additional controls and may result in the imposition of further additional controls, on the export of certain “emerging and foundational technologies.” Our current and future system may be subject to these heightened regulations, which could increase our compliance costs.
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
Employment Matters
We are subject to federal, state, local and foreign laws and regulations relating to the protection of our employees. In addition to the requirements of the state and local governments of the communities in which we operate, we must comply with federal health and safety regulations, the most significant of which are enforced by Occupational Safety and Health Administration (“OSHA”).
While we believe that we comply with all applicable worker safety regulations in the U.S. as governed by OSHA and our global sites meet all local regulations for worker safety, we cannot ensure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine.
Data Privacy
Because we handle, collect, store, receive, transmit and otherwise process certain personal information of users and employees, we are also subject to federal, state and foreign laws related to the privacy and protection of such data, including the California Consumer Privacy Act (“CCPA”) and the General Data Protection Regulation of the European Union. The scope of data privacy laws and regulations worldwide continues to evolve, and we anticipate that the number of data privacy laws and the scope of individual data privacy and protection rights will increase.

We have developed internal compliance programs in an effort to comply with legal and regulatory requirements for warehouse automation industry and with respect to data privacy and security. For example, our compliance programs include product design safety reviews. While we are firmly committed to full compliance with all applicable laws and have developed appropriate policies and procedures in order to comply with the requirements of the evolving regulatory regimes, we cannot ensure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine.
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
Item 1A. Risk Factors
In evaluating our business and the Company, you should carefully consider the risks and uncertainties described below, together with the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which case the market price of our Class A common stock could decline, and you could lose part or all of your investment. The material and other risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, reputation, revenue, financial condition, results of operations and future prospects.
Risk Factor Summary
•Risks Related to Our Business, Operations and Industry, including:
•We are a growing company with a limited operating history and a history of losses. We have not been profitable historically and we may not achieve or maintain profitability in the near term or at all, and it is difficult to evaluate our future prospects and the risks and challenges we may encounter.
•We depend heavily on our larger customers, and therefore, our success is heavily dependent on their ability to grow their businesses and their adoption of our System.
•C&S Wholesale Grocers, an important customer, is our affiliate. Despite our affiliation with C&S Wholesale Grocers, there is no guarantee that it will continue to be a customer beyond the term of its current contracts with us.
•We may fail to realize anticipated benefits of the GreenBox joint venture, or it may disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.
•Our operating results and financial condition may fluctuate from period to period, which could make our future operating results difficult to predict or cause our operating results to fall below analysts’ and investors’ expectations.
•Complex technology will need to be developed, both in-house and in coordination with our vendors and suppliers, for us to successfully produce and integrate our System with our customers’ existing warehouses, and there can be no assurance that they will be successfully developed.
•We rely on suppliers to provide equipment, components and services. Any disruption to our supply chain could adversely affect our business, financial condition and results of operations.

•The markets in which we participate are competitive. Many companies, including large retail and e-commerce companies, companies that offer point solutions or other comprehensive or specific supply chain functionalities and other companies that focus on automated technologies, may target the markets in which we do business. Additionally, our customers and potential customers may develop in-house solutions that compete with our System. If we are unable to compete effectively, our sales and profitability could be adversely affected.
•If we are unable to develop new solutions, adapt to technological change, sell our software, services and System into new markets or further penetrate our existing markets, our revenue may not grow as expected.
•If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing business needs, requirements or preferences, our System may become less competitive.
•If demand for our System does not grow as we expect, or if market adoption of A.I.-enabled robotics and supply chain automation solutions does not continue to develop, or develops slower than we expect, our future revenue may stagnate or decline and our business may be adversely affected.
•Supply chain interruptions may increase our costs or reduce our revenue.
•Risks related to being a public company, including that:
•We are required to assess our internal control over financial reporting and our management has identified material weaknesses. If our remediation of the material weaknesses is not effective, or we identify additional material weaknesses or other adverse findings in the future, our ability to report our financial condition or results of operations accurately or timely or prevent fraud may be adversely affected, which may result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies, and ultimately have an adverse effect on the trading price of our common stock.
•Risk related to intellectual property, including that:
•We may need to bring, or defend ourselves against, IP infringement or misappropriation claims, which may adversely affect our business, financial condition and results of operations by limiting our ability to use certain IP and causing us to incur substantial costs.
•Our business, financial condition and results of operations may be adversely affected and the value of our brand, System and other intangible assets may be diminished if we are unable to maintain and protect our IP (including maintaining the confidentiality and control of our proprietary source code and other trade secrets) from unauthorized use, infringement or misappropriation by third parties.
•Risks related to cybersecurity, software deficiencies, service interruptions and data privacy, including that:
•We have experienced cybersecurity incidents in the past and may experience further cybersecurity incidents or security breaches of our IT or OT in the future, which may result in system disruptions, shutdowns, unauthorized access to or disclosure of confidential or personal information.
•Our ability to efficiently manage and expand our business depends significantly on the reliability, capacity and protection of our IT. Real or perceived failures or security breaches of our IT could disrupt our operations, lead to loss of proprietary information, damage our relationships with customers, result in regulatory investigations and penalties, lead to liability, negatively impact our reputation and otherwise adversely affect our business, financial condition and results of operations.
•Risks related to ownership of our common stock, including that:
•Our common stock price may be volatile or may decline regardless of our operating performance; you may lose some or all of your investment.
•Risks related to our organizational structure, including that:
•The dual class structure of our common stock has the effect of concentrating voting control with our founder, certain family members of our founder and certain affiliated entities and trusts of our founder and his family members; this will limit or preclude your ability to influence our corporate matters.
•We share certain key executives with C&S Wholesale Grocers, an important customer, which means those executives will not devote their full time and attention to our affairs, and the overlap may give rise to conflicts.
•Pursuant to the TRA, we are required to make payments to equity holders of New Symbotic Holdings for certain tax benefits we may claim, and those payments may be substantial.
•Other risks, including that:

•We implemented a new enterprise resource planning system, and challenges with the implementation of the system may impact our business and operations.
Risks Related to Our Business, Operations and Industry
Unless the context otherwise requires, all references in this section to “we,” “us” and “our” refer to Symbotic.
We are a growing company with a limited operating history and a history of losses. We have not been profitable historically and we may not achieve or maintain profitability in the near term or at all, and it is difficult to evaluate our future prospects and the risks and challenges we may encounter.
We face significant risks and difficulties as a growing company. We have a limited operating history upon which to evaluate the viability and sustainability of our technology and processes, which increases the risk to your investment. In addition, we have an accumulated deficit of $1.3 billion as of September 28, 2024 and have incurred recurring net losses since inception, including net losses of $84.7 million and $207.9 million, respectively, for the years ended September 28, 2024 and September 30, 2023. We could continue to incur operating losses in the near term as we continue to invest significantly in our business to position us for future growth, including expending substantial financial and other resources on:
•product development, including investments in our product development team and the development of new products and new functionality for our supply chain automation system (“System”), as well as investments in further optimizing our System, technology and infrastructure;
•our technology infrastructure, including systems, architecture, scalability, availability, performance and security;
•acquisitions and strategic transactions;
•our international operations and anticipated international expansion; and
•general administration, including increased legal, compliance and accounting expenses associated with being a public company.
These efforts may be costlier than we expect, and our revenue may not grow at a rate to offset these expenses. We may make investments that do not generate optimal short- or medium-term financial results and may even incur increased operating losses in the short- or medium-term with no assurance that we will eventually achieve the intended long-term benefits or profitability.
Our investments in our System, technology and services, may not be successful on the timeline we anticipate or at all and may not result in increased revenue growth. Additionally, we have encountered, and may in the future encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as unforeseen operating expenses, difficulties, complications, delays and other known or unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, or we are unable to maintain or increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term.
As our business expands, our historical results may not be indicative of our future performance and you should consider our future prospects in light of the risks and uncertainties of growing companies operating in fast evolving high-tech industries in emerging markets.
As a result, it is difficult to predict our future revenue or appropriately budget for our expenses. If actual results differ from our estimates, or we adjust our estimates in future periods, our operating results and financial position could be materially affected.
We depend heavily on our larger customers, and therefore, our success is heavily dependent on their ability to grow their businesses and their adoption of our System.
Walmart, our largest customer, accounted for approximately 87% of our total revenue in the fiscal year ended September 28, 2024 and for a significant portion of our $22.4 billion backlog as of September 28, 2024. We have worked with Walmart since 2015 and entered into a Master Automation Agreement with Walmart in 2017 to implement our System in 25 of Walmart’s 42 regional distribution centers. We amended and restated the Master Automation Agreement on May 20, 2022 (“Walmart MAA”) to implement our System in all of Walmart’s 42 regional distribution centers, adding approximately an additional $6.1 billion to our backlog. Pursuant to the Walmart MAA, we have agreed to certain restrictions on our ability to sell or license our products and services to a specified company or its subsidiaries, affiliates or dedicated service providers. Walmart also has certain board observation rights. In the first quarter of fiscal year 2025, we entered into a commercial agreement with Walmart de México y Centroamérica to implement our System in two of their locations near Mexico City.
Our ability to maintain a close, mutually beneficial relationship with Walmart is an important element in our continued growth. The loss or cancellation of business from Walmart, including our failure to properly implement or optimize our System in Walmart’s distribution centers, or our failure to comply with the terms of the Walmart MAA, could materially and adversely affect our business, financial condition or results of operations. Similarly, if Walmart is not able to grow its business or its business declines, including as a result of a reduction in the level of discretionary spending by its customers or competition from other retailers, our business, financial condition or results of operations may be materially and adversely affected.
We have several larger customers, AFS, GreenBox and C&S Wholesale Grocers, Inc. (“C&S Wholesale Grocers”), with which we are affiliated, and UNFI. Net sales to these customers accounted for approximately 11% of our total revenue in the fiscal year ended September 28, 2024. It is not possible for us to predict the level of demand that will be generated by any of these customers in the future. In addition, revenue from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. To the extent that one or more customers in this group decide not to implement our System in their distribution centers or decide to retain manual solutions or adopt single point automated solutions for their distribution centers, our business, financial condition or results of operations may be materially and adversely affected.
C&S Wholesale Grocers, an important customer, is our affiliate. Despite our affiliation with C&S Wholesale Grocers, there is no guarantee that it will continue to be a customer beyond the term of its current contracts with us.
Our Chairman and Chief Executive Officer, Richard B. Cohen, also serves as the Executive Chairman of C&S Wholesale Grocers. Additionally, Mr. Cohen and trusts for the benefit of his family are the only beneficial stockholders of C&S Wholesale Grocers. As a result, C&S Wholesale Grocers can be considered an affiliate of ours.
C&S Wholesale Grocers is also an important customer that has our Systems that are Operational in its facilities. We provide ongoing Software Maintenance and Support and Operation Services under our contracts with C&S through September 2029. Despite our affiliation with C&S Wholesale Grocers, there is no guarantee that it will continue to be a customer beyond the term of its current contracts with us in September 2029. To the extent C&S Wholesale Grocers decides not to renew its contracts with us or to implement additional Systems in their distribution centers, our business, financial condition or results of operations may be materially and adversely affected.
We may fail to realize anticipated benefits of the GreenBox joint venture, or it may disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.
The GreenBox joint venture and related commercial agreement are expected to be material to our financial condition and results of operations. We may be unable to obtain the benefits, avoid the difficulties and risks of the joint venture, or it may take us longer than expected to fully realize the anticipated benefits and synergies of the GreenBox joint venture. Those benefits and synergies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business, financial condition or results of operations
The GreenBox joint venture may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. In addition, we cannot assure you that the GreenBox joint venture will lead to the successful development of new or enhanced products and services or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable.
Our operating results and financial condition may fluctuate from period to period, which could make our future operating results difficult to predict or cause our operating results to fall below analysts’ and investors’ expectations.
Our operating results and financial condition fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which will not be within our control. Both our business and supply chain automation are changing and evolving rapidly, and our historical operating results may not be useful in predicting our future operating results. If our operating results do not meet the guidance that we provide to the marketplace or the expectations of securities analysts or investors, the market price of our Class A common stock will likely decline. Fluctuations in our operating results and financial condition may be due to a number of factors, including:
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
•our ability to obtain, maintain, protect or enforce our intellectual property or proprietary rights (“IP”) and maintain the confidentiality of our trade secrets;
•the amount and timing of expenditures, including those related to expanding our operations, increasing research and development, improving facilities and introducing new supply chain automation solutions;
•the ability to effectively manage growth within existing and new markets domestically and abroad;
•changes in the payment terms for our System;
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
Complex technology will need to be developed, both in-house and in coordination with our vendors and suppliers, for us to successfully produce and integrate our System with our customers’ existing warehouses, and there can be no assurance that they will be successfully developed.
Our System requires a substantial amount of third-party and proprietary in-house software and complex hardware to be installed and operated in our customers’ warehouses. The development of such advanced technologies is inherently complex and costly, and we will need to coordinate with our vendors and suppliers to produce and integrate our System with our customers’ infrastructure. In the future, one or more of our third-party software or hardware providers may choose not to support the operation of their software, software services and infrastructure with our System, or our System may not support the capabilities needed to operate with such software, software services and infrastructure.
Defects and errors may be revealed over time (and may not even be known until after our System has been deployed to our customers) and our control over the performance of third-party services and systems may be limited. We may be unable to develop the necessary technology or meet the technological requirements and production timing to support our business plan. In addition, our System may not comply with the cost, performance useful life and warranty requirements we anticipate in our business plan. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims, which could adversely affect our business, prospects, financial condition and results of operations.
We rely on senior management, technical experts, and other highly qualified personnel, including hardware and software engineers, and will need to hire and train additional personnel.
Our success depends, in part, on our continuing ability to recruit, train, and develop highly qualified personnel. Experienced and highly skilled employees are in high demand and competition for these employees can be intense, particularly in our industry. Higher employee costs may also result from the high demand and competition for employees. As with any company with limited resources, there can be no guarantee that we will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for us. Challenges in attracting key employees and highly qualified personnel in a timely and cost-effective manner could materially adversely affect our business, financial, condition or results of operations.
Our success depends on the continuing services of key employees. We believe the depth and quality of the experience of our management team with the retail supply chain, distribution logistics, automation and robotics technology is key to our ability to be successful. The loss of these individuals could materially and adversely affect our business and financial condition.
If our employees seek to join a labor union, higher employee costs and increased risk of work stoppages or strikes could result. We also directly or indirectly rely on other companies with unionized workforces, including suppliers, and work stoppages or strikes at these companies could have a material adverse impact on our business and financial condition.
Changes in laws and regulations related to employees, independent contractors, and temporary personnel may also lead to increased costs, reduced operational flexibility, and adversely affect our ability to staff our operations and manage workforce needs.
Our System may not be successful or meet existing or future requirements in customer agreements with existing or future customers.
We installed our first System in a customer distribution center in 2012 and launched our latest System in 2019. Since that time, we have continued to refine the robotics technology and capabilities of our System and anticipate continuing to upgrade our System and related software, services and products in the future. Any System, software, service or product we may launch in the future may not be well received by our customers, may not help us to generate new customers, may adversely affect the attrition rate of existing customers and may increase our customer acquisition costs and the costs to service our customers. Any revenue we may generate from these or other new Systems, software, services or products may be lower than revenue generated from our existing System, software and services and may not be sufficient for us to recoup our development or customer acquisition costs incurred, particularly if launch dates are delayed for any new System, software, services or products or we are unable to scale such System, products, software or services. In addition, any new System, software, services and products may require increased operational expenses or customer acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if our customers experience installation issues, service disruptions or failures or other quality issues. To the extent any new System, software, services and products are not successful, it could have an adverse impact on our business, financial condition, cash flows or results of operations.
We rely on suppliers to provide equipment, components and services. Any disruption to our supply chain could adversely affect our business, financial condition and results of operations.
We buy equipment, components and services, including electronic components and commodities, from third parties. These materials are sourced from a wide variety of suppliers around the world. We must effectively manage our supply chain to ensure timely, reliable and sufficient supply, on reasonably favorable terms, of the materials used in our manufacturing processes.
Our reliance on suppliers involves certain risks, including:
•a worker strike, which could impact the unloading, loading and movement of cargo at ports used by our carriers, which could lead to delays in shipments and arrival schedules;
•poor quality or an insecure supply chain, which could adversely affect the reliability and reputation of our System;
•cost increases due to inflation, exchange rate fluctuations, taxes, tariffs or commodity market volatility or other factors that affect our suppliers;
•embargoes, sanctions and other trade restrictions that may affect our ability to purchase from various suppliers;
•intellectual property challenges to ownership of rights or alleged infringement by suppliers; and
•shortages and untimely availability of components, commodities or other materials, including semiconductors and integrated circuits, which could adversely affect our manufacturing efficiencies, construction schedules and ability to make timely delivery of our Systems and services.
Any of these uncertainties could adversely affect our profitability and ability to compete.

If there are disruptions in our supply chain, the materials we rely on in our business may not be timely available, at reasonable rates, or at all. These disruptions could cause a delay in our manufacturing and construction of our System and thus a delay in our implementation schedules for our customers.
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
Certain of our supply agreements allow the supplier to terminate the agreement upon notice for any reason or no reason. This termination right could disrupt our operations, negatively impact our reputation and adversely affect our business, financial condition and results of operations.
We rely on a number of suppliers for raw materials and components for our System and have entered into supply agreements with such suppliers. A number of these supply agreements provide the supplier with a termination right for any reason or no reason. If one of our suppliers terminates their relationship with us, or experiences a supply chain disruption, we could experience delays in our ability to deliver our System to our customers. In addition, while most raw materials and components for our System are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a supplier could adversely affect our relationship with our customers and our reputation, as well as our business, financial condition and results of operations.
The markets in which we participate are competitive. Many companies, including large retail and e-commerce companies, companies that offer point solutions or other comprehensive or specific supply chain functionalities and other companies that focus on automated technologies, may target the markets in which we do business. Additionally, our customers and potential customers may develop in-house solutions that compete with our System. If we are unable to compete effectively, our sales and profitability could be adversely affected.
We provide a System that offers a comprehensive supply chain automation solution. Accordingly, we compete with a number of companies that offer solutions to the retail distribution market, including companies that offer (i) point solutions such as Grey Orange, Locus Robotics, Vecna, OPEX, Fetch and Berkshire Grey; (ii) comprehensive solutions, which are comprised of a disparate set of point solutions such as Witron, Knapp AG, Honeywell, Dematic, Vanderlande, SSI Schaefer and Swisslog; and (iii) solutions that focus exclusively on e-commerce, such as Exotec, Ocado and AutoStore. Although we believe that our System is significantly differentiated from these offerings, the markets in which we participate may become more competitive in the future.
Our ability to compete depends on a number of factors, including:
•our System’s price, functionality, performance, ease of use, ease of installation, reliability, availability and cost effectiveness relative to that of our competitors’ products;
•our success in utilizing new and proprietary technologies (including software) to offer solutions and features previously not available in the marketplace;
•our success in identifying new markets, applications and technologies and evolving our System to address these markets;
•our ability to attract and retain customers;
•our name recognition and reputation; and
•our ability to obtain, maintain, protect and enforce our IP.
Our customers may also internally develop their own automated solutions for their warehouses. Our market may need further education on the value of automated solutions and our System and on how to integrate them into current operations. A lack of understanding as to how our automated solution operates may cause potential customers to prefer more traditional technologies, limited point solutions or internally developed automated processes or to be cautious about investing in our

System. If we are unable to educate potential customers and change the market’s readiness to accept our technology, then our business, results of operations and financial condition may be harmed.
If we are unable to develop new solutions, adapt to technological change, sell our software, services and System into new markets or further penetrate our existing markets, our revenue may not grow as expected.
Our ability to increase sales will depend, in large part, on our ability to enhance and improve our System, software and services timely introduce new robotic technology and automation solutions, sell into new markets and further penetrate our existing markets. As a result, we must continually invest resources in product development and successfully incorporate and develop new technology.
Developing upgrades and new supply chain automation solutions are costly and impose burdens on our internal teams, including management, compliance, and product development. The success of any enhancement or new System, software, services and products depends on several factors, including timely completion, competitive pricing, introduction and market acceptance of such System, software, services and products and our ability to develop and maintain relationships with customers and vendors. Any new System, software, service and product we develop or acquire may not be introduced in a timely or cost-effective manner.
Any new markets into which we attempt to sell our System and services may not be receptive. Our ability to further penetrate our existing markets depends on the pricing, quality, availability and reliability of our System, software and services and our ability to design them to meet customer demand and price. Similarly, if any of our competitors implement new technologies before we are able to implement ours, those competitors may be able to provide more effective products, possibly at lower prices. If we are unable to provide a System that customers want at a competitive price, then our customers may become dissatisfied and use competitors’ services. Any delay or failure in the introduction of new or enhanced solutions could harm our business, financial condition, cash flows and results of operations.
Failure to manage our growth effectively could make it difficult to execute our business strategy and could adversely affect our business, financial condition and results of operations.
We have experienced rapid growth, and we are attempting to continue to grow our business substantially. To this end, we have made, and expect to continue to make, significant investments in our business, including investments in our infrastructure, technology, marketing and sales efforts. We are expanding our facilities and growing our headcount. If we do not generate the level of revenue required to support our investment, our business, financial condition and results of operations could be adversely affected.
Our ability to effectively manage our anticipated growth and expansion will also require us to enhance our operational, financial and management controls and infrastructure, human resources policies and reporting systems. These enhancements and improvements will require significant capital expenditures, additional headcount, other capital expenditures and allocation of valuable management and employee resources. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage our growth and expansion. There are no guarantees we will be able to do so in an efficient or timely manner, or at all.
Our System, software and services may be affected from time to time by design and manufacturing defects that could adversely affect our business, financial condition and results of operations and result in harm to our reputation.
Our System constitutes complex software and hardware that can be affected by design and manufacturing defects. Our sophisticated solution may have issues that can unexpectedly interfere with the intended operation of our hardware or software products. Defects may also exist in components and products that we source from third parties or the System may not be implemented or used correctly or as intended. Any such defects or incorrect implementation or use could make our System, software and services unsafe, create a risk of property damage and personal injury, and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time, we may experience outages, service slowdowns or errors that affect our System and software. As a result, our System may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in our System, software and services. Failure to do so could result in widespread technical and performance issues in our System and services and could lead to claims against us.
We maintain general liability insurance; however, claims related to design and manufacturing defects may subject us to judgments or settlements that result in damages materially in excess of the limits of our insurance coverage. In addition, we may be exposed to recalls, product replacements or modifications, write-offs of inventory, property, plant and equipment or intangible assets, and significant warranty and other expenses such as litigation costs and regulatory fines. If we cannot successfully defend any large claim, maintain our general liability insurance on acceptable terms or maintain adequate coverage against potential claims, our financial results could be adversely impacted.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing business needs, requirements or preferences, our System may become less competitive.
Our future business and financial success will depend on our ability to continue to anticipate the needs of our current and potential customers and to enhance and improve our System, software and services, introduce new robotic technology and automation solutions in a timely manner, sell into new markets and further penetrate our existing markets. To be successful, we must be able to quickly adapt to changes in technology, industry standards and business needs of our customers by continually enhancing our technology, services and solutions. Developing new software, services and products and upgrades to our existing System, software and services as well as integrating and coordinating our current System, software and services imposes burdens on our internal teams, including management, compliance, and product development. These processes are costly, and our efforts to develop, integrate and enhance our System, software and services may not be successful.
Our success also depends on our continued improvements to provide products and services that are attractive to our customers. As a result, we must continually invest resources in product development and successfully incorporate and develop new technology. If we are unable to do so or otherwise provide supply chain automation solutions that customers want, then our customers may become dissatisfied and use competitors’ services. If we are unable to continue offering innovative software, services and products, we may be unable to attract additional customers or retain our existing customers, which could harm our business, results of operations and financial condition.
Inflation, tariffs, customs duties and other increases in manufacturing and operating costs could adversely affect our cash flow as well as our business, financial condition and results of operations.
Our operating costs are subject to fluctuations, particularly due to changes in prices for commodities, parts, raw materials, energy and related utilities, freight and labor, which may be driven by inflation, prevailing price levels, exchange rates, changes in trade agreements and trade protection measures including tariffs and other economic factors. In the past, our operating costs have been impacted by price inflation and these costs may continue to be so impacted. The U.S. has enacted various trade actions, including imposing tariffs on certain goods we import from other countries, which has also contributed to higher costs for some commodities and raw materials. Additional tariffs imposed by the U.S., or further retaliatory trade measures taken by other countries, could increase the cost of our System that we may not be able to offset. Actions we take to mitigate volatility in manufacturing and operating costs may not be successful and, as a result, our financial condition, cash flows and results of operations could be adversely affected.
Our financial performance is subject to risks of foreign exchange fluctuation, which could result in foreign exchange losses.
We may be exposed to fluctuations of the U.S. dollar against certain other currencies, including the Mexican Peso, because we publish our financial statements in U.S. dollars, while some of our assets, liabilities, revenues and costs are or will be denominated in other currencies. Exchange rates for currencies of the countries in which we operate may fluctuate in relation to the U.S. dollar, and such fluctuations may have a material adverse effect on our earnings or assets when translating foreign currency into U.S. dollars. We do not hedge our exchange rate so any changes in exchange rates will directly affect our earnings.
Our customer agreements allocate certain liabilities to us. The occurrence of such liability could disrupt our business or result in liability.
Our customer contracts, including those with our largest customers, allocate liability between our customers and us. We have agreed to indemnify customers for infringement or misappropriation of third-party IP; damage, destruction, injury or property damage; and actions by our employees. The potential liabilities associated with such provisions are significant, although our customer contracts typically contain limitations on our liability with respect to certain indemnification claims.

Costs, payments or damages incurred or paid by us in connection with indemnification claims could adversely affect our financial condition, cash flows and results of operations.
We may need to raise additional capital, and this capital may not be available on terms favorable to us, or at all, when needed.
Research and development and improvement of our facilities is capital-intensive and may require capital investment to fund. On February 26, 2024, we completed a sale in an underwritten offering of 10,000,000 shares of our Class A common stock. Our net proceeds, after deducting underwriting discounts and commissions and our offering expenses, were approximately $197 million. However, there can be no assurance that we will have access to further capital if we need on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, business, prospects and results of operations could be materially adversely affected.
We may raise funds through the issuance of debt securities or through loan arrangements, the terms of which could require significant interest payments, contain covenants that restrict our business or other unfavorable terms. We may also raise funds through the sale of additional equity securities, which could dilute our stockholders.
We may experience risks associated with future mergers, acquisitions or dispositions of businesses or assets or other strategic transactions or joint ventures.
We may pursue mergers, acquisitions or dispositions of businesses or assets or other strategic transactions that we believe will enable us to strengthen or broaden our business. We established the GreenBox joint venture in July 2023 and acquired substantially all of the assets of Veo Robotics in July 2024. However, we may be unable to identify suitable companies, businesses or assets, reach agreement on potential strategic transactions on acceptable terms and manage the impacts of such transactions on our business. Moreover, mergers, acquisitions, dispositions and other strategic transactions involve various risks including, but not limited to:
•integrating or disposing of a business;
•introducing new or improved supply chain automation solutions;
•unanticipated changes in customer, supplier and other third-party relationships,
•diversion of management’s attention from day-to-day operations,
•failure to realize the anticipated benefits of such transactions, such as cost savings and revenue enhancements,
•substantial transaction costs, and
•potential impairment resulting from the overpayment for an acquisition.
Future mergers or acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms. Moreover, to the extent a transaction financed by non-equity consideration results in goodwill, it will reduce our tangible net worth, which might have an adverse effect on credit availability. For all these reasons, mergers, acquisitions or dispositions of businesses or assets or other strategic transactions could cause our actual results to differ materially from those anticipated.
We may also choose to divest certain businesses or product lines that no longer fit with our strategic objectives. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, the terms of such potential transactions may expose us to ongoing obligations and liabilities.
If demand for our System does not grow as we expect, or if market adoption of A.I.-enabled robotics and supply chain automation solutions does not continue to develop, or develops slower than we expect, our future revenue may stagnate or decline and our business may be adversely affected.
The supply chain automation industry is rapidly growing and developing. We may not be able to develop effective strategies to raise awareness among potential customers of the benefits of A.I. enabled robotics and automation and our System may not address the specific needs or provide the level of functionality required by potential customers to encourage the continuation of the shift towards supply chain automation. If supply chain automation technology does not continue to gain broader market acceptance as an alternative to conventional manual operations, or if the marketplace adopts supply chain automation technologies that differ from ours, we may not be able to increase or sustain the level of sales of our solution, retain existing customers or attract new customers, and our operating results would be adversely affected as a result.

Laws and regulations governing robotics and supply chain automation industries are still developing and may restrict our business or increase the costs of our System, making our System less competitive or adversely affecting our revenue growth.
We are subject to laws and regulations relating to the robotics and supply chain automation industries in the jurisdictions in which we conduct our business or in some circumstances, of those jurisdictions in which we offer our System. Our System utilizes emerging tools and technologies, such as artificial intelligence, which may also become subject to regulation under new laws or new applications of existing laws. These laws and regulations are developing and vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material and adverse impact on our operations and financial results.
Our warehousing facilities are subject to various compliance requirements, including those of OSHA and other workplace safety agencies, and compliance costs could increase as we scale our System.
Our warehousing facilities are subject to numerous federal and state laws and regulations, including those of OSHA, a regulatory agency of the United States Department of Labor. In particular, our facilities are subject to oversight and regulation under local ordinances, building, zoning and fire codes, environmental protection regulation, and other rules and regulations. Although we believe that obtaining and renewing any certificates or licenses required for the operation of our business in compliance with such laws and regulations will be routine, we cannot assure you that we will obtain or renew them in a timely manner. Our failure to hold a given license or certificate, whether by expiration, nonrenewal, modification or termination, may impair our ability to perform our obligations under our customer contracts. Such licenses or certificates may require us to operate in ways that incur substantial compliance costs, particularly as we seek to scale our System.
Supply chain interruptions may increase our costs or reduce our revenue.
We depend on good vendor relationships and the effectiveness of our supply chain management to ensure reliable and sufficient supply, on reasonably favorable terms, of materials used in our manufacturing processes. The materials we purchase and use in the ordinary course of business are sourced from a wide variety of suppliers around the world, including Germany, Italy, Sweden, Mexico, the United States and China. Disruptions in the supply chain may result from public health crises, such as the COVID-19 pandemic, or from weather-related events, natural disasters, trade restrictions, tariffs, border controls, acts of war, terrorist attacks, third-party strikes, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions or other factors beyond our control. In the event of disruptions in our existing supply chain, the labor and materials we rely on in the ordinary course of our business may not be available at reasonable rates or at all. Further, we may not be able to recover such additional costs under our agreements with our customers. Our supply chain also depends on third-party warehouses and logistics providers. Any disruption in the supply, storage or delivery of materials could disrupt our operations, which may cause harm to our reputation and results of operations.
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
Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 28, 2024. Based upon this evaluation and those criteria, management concluded that, as of September 28, 2024, the Company’s internal control over financial reporting was not effective due to the identification of material weaknesses. As of September 28, 2024, the Company did not effectively design procedures and controls over the timing of the recognition of cost of revenue. This resulted in the acceleration of the recognition of cost of revenue. Given that we recognize revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue. Additionally, the Company did not effectively design and execute controls over revenue recognition related to cost overruns on certain deployments that will not be billable. This resulted in an overstatement of revenue during the year. These deficiencies in internal control over financial reporting constituted material weaknesses. For further discussion of these material weaknesses, see Item 9A. Controls and Procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
Risks Related to Intellectual Property
We may need to bring, or defend ourselves against, IP infringement or misappropriation claims, which may adversely affect our business, financial condition and results of operations by limiting our ability to use certain IP and causing us to incur substantial costs.
We may become subject to IP disputes. Our success depends, in part, on our ability to develop and commercialize our System without infringing, misappropriating or otherwise violating the IP of third parties. However, we may not be aware that our System infringes, misappropriates or otherwise violates third-party IP, and such third parties may bring claims alleging such infringement, misappropriation or violation.
Companies, organizations or individuals, including our competitors, may own or obtain patents, copyrights, trademarks, trade secrets, or other IP that would prevent or limit our ability to develop, manufacture or sell our System, which could make it more difficult for us to operate our business. We may receive inquiries from IP owners inquiring whether we have infringed upon, misappropriated or violated their IP, or otherwise not complied with the terms and conditions such rights may be subject to (including open source software licenses). Companies owning IP, including those relating to supply chain automation, may allege infringement, misappropriation or violation of such rights. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patent applications may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third-party obtains an injunction preventing us from using our IP, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our System and services or cease business activities related to such IP.

In response to a determination that we have infringed upon, misappropriated or violated a third-party’s IP (including through our indemnification obligations), we may be required to do one or more of the following:
•cease development, sales or use of our System that incorporates or is covered by the asserted IP;
•pay substantial damages, including through settlement payments or indemnification obligations (including legal fees);
•obtain a license from the owner of the asserted IP, which license may not be available on reasonable terms or at all; or
•redesign one or more aspects of our System that is alleged to infringe, misappropriate or violate any third-party IP.
A successful claim of infringement, violation or misappropriation against us could materially adversely affect our business, financial, condition or results of operations. Any legal proceedings or claims, whether valid or invalid, could result in substantial costs and diversion of resources. If third parties successfully oppose or challenge our IP or successfully claim that we infringe, misappropriate or otherwise violate their IP, we may be subject to liability, required to enter into costly license agreements, or required to rebrand or restrict our System. Also, we expect that the occurrence of infringement claims is likely to grow as the market for our System grows. Accordingly, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources.
In order to protect our IP, we may be required to spend significant resources to monitor our IP. Litigation may be necessary in the future to enforce our IP and to protect our trade secrets. Litigation brought to protect and enforce our IP could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our IP. Further, our efforts to enforce our IP may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our IP, and if such defenses, counterclaims, or countersuits are successful, we could lose our rights in and to valuable IP. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our System, impair the functionality of our System, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our System, and injure our reputation.
Our business, financial condition and results of operations may be adversely affected and the value of our brand, System and other intangible assets may be diminished if we are unable to maintain and protect our IP (including maintaining the confidentiality and control of our proprietary source code and other trade secrets) from unauthorized use, infringement or misappropriation by third parties.
Our success depends on our ability to protect our IP (including by obtaining and enforcing our patents and trademarks and maintaining the confidentiality of our proprietary source code and other trade secrets), and the failure to adequately maintain, protect or enforce our IP could result in our competitors offering products or services similar or superior to ours, which would adversely affect our business, financial, condition or results of operations. We rely on a combination of patents, trade secrets (including know-how), employee and third-party invention assignment and nondisclosure agreements, copyright, trademark, and other IP licenses and contractual rights to establish, maintain and protect the IP in and to our System.
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
•competitors or third parties may reverse engineer, circumvent or design around our technology or IP or independently discover or develop technologies that are substantially equivalent or superior to ours;
•we may not be successful in enforcing our IP portfolio against third parties who are infringing, violating or misappropriating such IP, for a number of reasons, including substantive and procedural legal impediments;
•our trademarks may not be valid or enforceable;

•our efforts to protect our trademarks from unauthorized use may be deemed insufficient to satisfy legal requirements throughout the world to maintain our rights in our trademarks;
•any goodwill that we have developed in our trademarks could be lost or impaired;
•the costs associated with enforcing patents, confidentiality and invention assignment agreements or other IP and IP-related agreements may make enforcement commercially impracticable or divert our management’s attention and resources; and
•our use of open-source software could: (i) subject us to claims alleging that we are not compliant with such software licenses; (ii) require us to publicly release portions of our proprietary source code; and (iii) expose us to greater security risks than would the use of non-open-source third-party commercial software.
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
If we are unable to adequately prevent disclosure of trade secrets or other proprietary information, the value of our technology may be diminished. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets. Moreover, no assurance can be given that these agreements will be enforceable or will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our System. These agreements may be breached, and we may not have adequate remedies for any such breach.
Our software contains third-party open-source software components. Certain use of such open-source components with our proprietary software could adversely affect our ability to charge fees for, or otherwise protect the value of, our solution.
We license certain software from third parties under open-source licenses. Use and distribution of open-source software may entail greater risks than use of non-open-source third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our System.
Some open-source licenses contain requirements that we make available source code for modifications or derivative works of our proprietary software based upon the type of open-source software we use or grant other licenses to our IP. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release the source code of our proprietary software to the public. This could allow our competitors to create similar products or service offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our software.
Although we monitor our use of open-source software to avoid subjecting our System to unintended conditions, the terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our System. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate open-source software into their solutions. We could similarly be subject to lawsuits by parties claiming ownership of what we believe to be open-source software. Moreover, we cannot assure you that our processes for controlling our use of open-source software in our System will be effective.
If we are held to have breached or failed to fully comply with all the terms and conditions of an open-source software license, we could face infringement or other liability. This may result in an injunction against providing our System, a requirement to seek costly licenses from third parties to continue providing our System on terms that are not economically feasible, re-engineering our System, discontinuing or delaying the provision of our System if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.

Our patent applications may not issue or, if issued, may not provide sufficient protection, which may adversely affect our ability to prevent others from commercially exploiting products similar to ours.
We rely on our patent portfolio to protect our competitive advantages. As of September 28, 2024, we had 483 issued patents in 14 countries and an additional 235 patents pending worldwide. Our issued patents are scheduled to expire between May 2025 and October 2043. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business (including our revolutionary distribution center structure, our depalletizing tool, our electro-sensitive protection system for machinery and other software and hardware components of our System), in addition to other proprietary technologies (including source code) which are primarily maintained as trade secrets. We intend to pursue additional IP protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our System or other automated or robotic supply chain solution.
Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. There may be issued patents of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or offerings. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or offerings. Furthermore, legal standards relating to the validity, enforceability and scope of protection of IP rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our solution and use information that we regard as proprietary to create products that compete with ours.
We also cannot be certain that we are the first inventor of the subject matter for which we have filed a particular patent application, or if we are the first party to file such a patent application. If another party has invented or filed a patent application with respect to the same subject matter as we have, we may not be entitled to the protection sought by our applicable patent applications. We also cannot be certain that all the claims included in a patent application will ultimately be allowed in the applicable issued patent. Further, the scope of protection provided by issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, even if all of our patent claims are allowed and cover their intended scope, our competitors may circumvent or design around our issued patents, which may adversely affect our business, financial, condition or results of operations. Finally, our issued patents may be challenged and invalidated.
Risks Related to Cybersecurity, Software Deficiencies, Service Interruptions and Data Privacy
We have experienced cybersecurity incidents in the past and may experience further cybersecurity incidents or security breaches of our IT or OT in the future, which may result in system disruptions, shutdowns, unauthorized access to or disclosure of confidential or personal information.
We rely heavily on information technology (“IT”) and operational technology (“OT”) in our System and services for our customers, and in our enterprise infrastructure. Despite our implementation of security measures, our IT and OT may be subject to unauthorized access or harm by nation states, cyber-criminals, malicious insiders and other actors who may engage in fraud, theft of confidential or proprietary information, sabotage or other criminal activity. Our IT and OT could be compromised by malware (including ransomware), cyber-attacks or, as a result of, error or system failure. Hardware and software that we procure or rely upon from third parties may also contain defects or vulnerabilities in manufacture or design that could expose our System to a risk of compromise. In addition, our software contains third-party open source components, which may expose us to greater security risks than the use of non-open source third-party commercial software.
We have experienced cyber threats and incidents in the past, although none have been material or had a material adverse effect on our business or financial condition. In the past, an unauthorized actor gained access to our IT, which resulted in certain information being accessed and exfiltrated, including human resources and employee data. Information that may have been subject to unauthorized access includes names, addresses and Social Security Numbers of employees. We may experience additional cybersecurity incidents and security breaches in the future. Additionally, certain functional areas of our workforce work remotely and such a remote work environment may be outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing, cybersecurity attacks and unauthorized dissemination of sensitive, proprietary or confidential information. We allow employees to use their personal devices for the purpose of accessing certain of our resources. Personal devices are not centrally managed by us and could result in unauthorized access to sensitive, proprietary or confidential information if such a device is lost or compromised.
Our business also uses IT resources on a dispersed basis for a wide variety of key functions including hardware and software development, engineering, manufacturing, sales, accounting, human resources and security. Our vendors, partners, employees and customers have access to, and share, information across multiple locations via various digital technologies. In addition, we rely on partners and vendors, including cloud providers, for a wide range of outsourced activities as part of our IT infrastructure and our commercial offerings.
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
Our ability to efficiently manage and expand our business depends significantly on the reliability, capacity and protection of our IT. Real or perceived failures or security breaches of our IT could disrupt our operations, lead to loss of proprietary information, damage our relationships with customers, result in regulatory investigations and penalties, lead to liability, negatively impact our reputation and otherwise adversely affect our business, financial condition and results of operations.
Our System, software and services are used by our customers in supply chain applications that may be subject to information theft, tampering, vulnerabilities or sabotage. Careless or malicious actors could cause a customer’s supply chain processes, including our System, to be disrupted or could cause equipment to operate in an improper manner that could result in harm to people or property. While we continue to improve the security attributes of our System, software and services, we can reduce risk but not eliminate it. To a significant extent, the security of our customers’ IT depends on how they are designed, installed, protected, configured, updated and monitored, and much of this is typically outside our control. In addition, the software supply chain introduces security vulnerabilities into many products, including products that may be used by our System.
The current cyber threat environment indicates increased risk for all companies, including those in supply chain automation. Any significant security incident could have an adverse impact on sales, interrupt or delay our ability to operate or service our customers, harm our reputation and cause us to incur legal liability and increased costs to address such events and related security concerns. Cybersecurity incidents may also compromise third parties upon which we rely for our operations, and we are limited in our ability to prevent or mitigate those compromises or their effects.
If such an event results in unauthorized access to, or loss of, any data subject to data privacy and security laws and regulations or contractual obligations, then we could be subject to substantial fines by U.S. federal and state authorities, foreign data privacy authorities and private claims by companies or individuals. A cyber-attack may cause additional costs, such as investigative and remediation costs, and the costs of providing individuals and/or data owners with notice of the breach, legal fees, and the costs of any additional fraud detection activities required by law, a court or a third-party. Further, if a high-profile security breach occurs with respect to another provider of supply chain automation solutions, our customers may lose trust in the security of our System or in the supply chain automation industry generally, which could adversely impact our ability to retain existing customers or attract new ones. Even in the absence of any security breach, customer concerns about security, privacy or data protection may deter them from using our System, software and services, which could negatively impact our reputation and otherwise adversely affect our business, financial condition and results of operations.
A breach of our IT that results in unauthorized access to personal information could require us to notify affected employees, customers and other persons (including governmental organizations) and lead to lawsuits and investigations alleging breaches of applicable laws or regulations.
We may collect and process certain personal information of our customers or customers’ customers in connection with our business. Additionally, we collect and otherwise process other data relating to individuals, including business partners, prospects, employees, vendors and contractors. Although we take steps to protect the security of our customers’ personal information and other personal information within our control, we may face actual or perceived breaches of security, security incidents or other misuses of this information. Many jurisdictions have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving certain types of data, and we may have contractual obligations to customers imposing similar requirements.
We may be required to expend significant resources to comply with security breach and security incident notification requirements if a third party accesses or acquires such personal information without authorization, if we otherwise experience a security breach or incident or loss or damage of personal information, or if this is perceived to have occurred. Any actual or perceived breach of our network security, or those of our vendors or service providers, could result in claims, litigation and proceedings against us by governmental entities, customers, individuals or others, negative effects on our business and future prospects, including possible fines, penalties and damages, reduced demand for our System, software and services and harm to our reputation and brand, which could negatively impact our business, financial condition and results of operations.
We depend and rely upon technologies from third parties (including cloud-based technologies) to operate our business, and interruptions of or performance or security problems with these technologies or the termination of relationships with the providers of these technologies may adversely affect our business, financial condition and results of operations.
We rely on partners and vendors, including cloud providers, for a wide range of outsourced activities as part of our internal IT infrastructure and our commercial solution. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our System and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented. All of which could adversely affect our business and results of operations.
Real or perceived errors, failures, bugs or defects in our IT could adversely lead to liability and litigation, disrupt our operations and could negatively impact our reputation and otherwise adversely affect our business, financial condition and results of operations.
Our System is complex and, like all complicated solutions that depend on software and hardware, may contain undetected defects or errors. We are continuing to evolve the features and functionality of our System through updates and enhancements, and as we do so, we may introduce additional defects or errors that may not be detected until after deployment by our customers. If we acquire companies or integrate into our System technologies developed by third parties, we may encounter difficulty in incorporating the newly-obtained technologies into our System and maintaining the quality standards that are consistent with our reputation.
If our System is not implemented or used correctly or as intended, inadequate performance and disruptions in service may result. Because our customers use our System for important aspects of their business, any actual or perceived errors, defects, bugs, or other performance problems in our System could damage our customers’ businesses. Any defects or errors in our System generally, or the perception of such defects or errors, could result in a loss of customers and delayed or lost revenue and could damage our reputation and lead to liability or litigation.
Errors in our software or hardware that supports our System, generally, could cause system failures, loss of data or other adverse effects for our customers who may assert warranty and other claims for substantial damages against us. Although our customer agreements often contain provisions that seek to limit our exposure to such claims, it is possible that these provisions may be ineffective or unenforceable under the laws of some jurisdictions. While we seek to insure against these types of claims, our insurance policies may not adequately limit our exposure to such claims. These claims, even if unsuccessful, could be costly and time consuming to defend and could harm our business, financial condition, results of operations and cash flows.
Our business requires the collection, use, handling, processing, transfer and storage of employee and customer data, and such activities may be regulated by third-party agreements, our own privacy policies and certain federal, state and foreign laws and regulations.
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
We publish privacy policies and other documentation regarding our collection, use, disclosure, and other processing of personal information. Although we endeavor to adhere to these policies and documentation, we, and the third parties on which we rely, may at times fail to do so or may be perceived to have failed to do so. Such failures or perceived failures could subject us to regulatory enforcement action as well as costly legal claims by affected individuals or our customers. As enhanced, systemic administrative, physical, and technical safeguards and practices are evaluated, adopted, and implemented to safeguard personally identifiable information, those safeguards and practices may result in offsets to productivity gains we may make elsewhere. Similarly, as the rights of individuals expand globally with respect to their personal information, complying with established practices to affect those privacy rights also can impact our productivity.
Numerous states and the federal government have enacted, or are considering enacting, increasingly complex and rigorous privacy, information security and data protection laws and regulations that build on an existing global privacy and data security regulatory framework. This global patchwork of laws could have a significant impact on our privacy, data protection and information security-related practices. Monitoring and complying with these laws and regulations may be expensive and disruptive to our business, and our real or perceived failure to comply with them could adversely affect our business, financial condition and results of operations.
We, our customers, and third parties whom we work with are subject to numerous evolving and increasingly stringent foreign and domestic laws and requirements relating to privacy, data security, and data loss prevention that are increasing the cost and complexity of operating our business. Compliance with state, federal and foreign privacy regulations, such as the California Consumer Privacy Act or the European Union’s General Data Protection Regulation, could increase our operating costs as part of our efforts to protect and safeguard our sensitive data and personal information. Failure to maintain information privacy and security could result in business interruption, legal liability and reputational harm.
We strive to comply with applicable privacy, data security, and data protection laws and requirements, but we cannot fully determine the impact that current or future such laws and requirements may have on our business or operations. Such laws or requirements may be inconsistent from one jurisdiction to another, subject to differing interpretations, and courts or regulators may deem our efforts to comply as insufficient. If we, or the third parties we rely on to operate our business and deliver our services fail to comply, or are perceived as failing to comply, with our legal or contractual obligations relating to privacy, data security, or data protection, or our policies and documentation relating to personal information, we could face: governmental enforcement action; litigation with our customers, individuals or others; fines and civil or criminal penalties for us or our executives; obligations to cease offering our System or to substantially modify it in ways that make it less effective in certain jurisdictions; negative publicity and harm to our brand and reputation; and reduced overall demand for our System. Such developments could adversely affect our business, financial condition and results of operations.
Risks Related to Ownership of Our Common Stock
Our common stock price may be volatile or may decline regardless of our operating performance; you may lose some or all of your investment.
The trading price of our common stock may be volatile. The stock market and the market for our common stock recently have experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “Risks Related to Symbotic—Risks Related to Our Business, Operations and Industry” and the following:
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•conditions that impact demand for our System;
•future announcements concerning our business, our customers’ businesses or our competitors’ businesses;
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
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. Following our earning release in July 2024, the price of our Class A common stock fell significantly and, as a result, a class action lawsuit was filed in United States District Court for the District of Massachusetts against us. This class action and any other possible securities litigation, whether meritorious or not, could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
We are party to pending litigation, and we may be subject to future litigation in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business.
We are a party to litigation, and we may in the future face the risk of claims, lawsuits, and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility, securities, tax, labor and employment, commercial disputes, services and other matters. See “Business — Legal Proceedings.”
Litigation to defend us against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims and might not continue to be available on terms acceptable to us.
Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, the posting of bonds requiring significant collateral, letters of credit or similar instruments, or we may decide to settle lawsuits on similarly unfavorable terms. These proceedings could result in reputational harm and criminal sanctions. Litigation and other claims and regulatory proceedings against us could also result in unexpected disciplinary actions, expenses and liabilities, which could have a material adverse effect on our business, financial condition and results of operations.
We have been the subject of governmental and regulatory investigations and inquiries with respect to the operation of our businesses and we could be subject to future governmental and regulatory investigations and inquiries, legal proceedings and enforcement actions. Any such investigation, inquiry, proceeding or action could adversely affect our business.
We have in the past and may receive in the future formal and informal inquiries from government authorities and regulators, regarding compliance with laws and other matters, particularly as we grow and expand our business and operations. Resolution of these matters against us may result in, among other things, the payment of fines, judgments, penalties, non-monetary sanctions, or settlements, which may be significant, as well as the imposition of administrative remedies, changes and additional costs to our business operations to avoid risks associated with such litigation or investigations, reputational damage and decreased demand for our products, and the expenditure of significant time and resources that would otherwise be available for operating our business. These results may have an impact on our business, financial condition, or results of operations.

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
The trading market for our common stock will depend in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. If one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of our analysts downgrades our securities, or provides more favorable recommendations about our competitors, the price of our securities would likely decline. If one or more analysts ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if our reporting results do not meet the expectations of our analysts, the market price of our common stock could decline.
Our issuance of additional shares of common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.
We have filed a registration statement with the SEC on Form S-8 providing for the registration of shares of our common stock issued or reserved for issuance under the Symbotic Inc. 2022 Omnibus Incentive Compensation Plan (the “Incentive Compensation Plan”) and the 2022 Employee Stock Purchase Plan (the “ESPP”). Subject to the satisfaction of vesting conditions, shares registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction. From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.
In the future, we expect to obtain financing or further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our common stock, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their percentage ownership.
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
As of December 2, 2024, there were (i) 106,352,609 shares of Class A Common Stock issued and outstanding, (ii) 76,757,485 shares of Class V-1 Common Stock issued and outstanding, and (iii) 404,309,196 shares of Class V-3 Common Stock issued and outstanding. These numbers do not take into account unvested shares of our Class A Common Stock and paired shares of Class A Common Stock issuable upon the exercise of securities exercisable for units of Symbotic Holdings.
Shares held by certain of our stockholders will be eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144, if then available. In addition, pursuant to the A&R Registration Rights Agreement, certain stockholders have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act of 1933, as amended (“Securities Act”). By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our Class A Common Stock to decline. As of December 2, 2024, the shares covered by those registration rights represent approximately 83% of our outstanding common stock.
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
Shares of our common stock reserved for future issuance under the Incentive Compensation Plan and the ESPP are eligible for sale in the public market, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We have reserved for issuance under the Incentive Compensation Plan a total of 75,485,491 shares of Class A Common Stock and 54,544,562 shares of Class A Common Stock remain available for issuance under the Incentive Compensation Plan as of September 28, 2024 (the “Share Reserve”). The Share Reserve is subject to an annual increase on the first trading day of each calendar year, which began on January 1, 2023 and ends on and including January 1, 2032, by a number of shares equal to the lesser of (i) 5% of the aggregate number of shares of our Class A Common Stock outstanding on the last day of the prior calendar year and (ii) such smaller number of shares (which may be zero) as is determined by the compensation committee of our board of directors (“Compensation Committee”) prior to such calendar year.
Anti-takeover provisions in our Charter and Bylaws and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Our Charter, Bylaws and Delaware law contain provisions that could make it more difficult, delay, or prevent an acquisition deemed undesirable by our board of directors. Among other things, our Charter and/or Bylaws includes the following provisions:
•prohibition on stockholder action by written consent, which means that our stockholders will only be able to act at a meeting of stockholders and will not be able to act by written consent;
•forum selection clause, which means certain litigation against us can only be brought in Delaware;
•authorization of undesignated preferred stock, the terms of which may be established and shares issued without further action by our stockholders; and
•advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
We are not governed by Section 203 of Delaware corporate law. In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with an “interested stockholder” (which includes a person or group owning 15% or more of the corporation’s voting stock) for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. Accordingly, we will not be subject to any anti-takeover effects of Section 203. Nevertheless, our Charter contains provisions that will have a similar effect to Section 203.

Any provision of our Charter and Bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
Our Charter provides that the courts located in the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our Charter provides that, unless we consent in writing to an alternative forum, (a) a state court within Delaware (or, if no court within Delaware has jurisdiction, the federal district court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or to our stockholders or (iii) any action arising pursuant to any provision of Delaware corporate law, our Charter or Bylaws; and (b) the federal district court for the District of Delaware (or if such court does not have jurisdiction, any other federal district court) will, to the fullest extent permitted by law, be the sole and exclusive forum for any action arising under the Securities Act.
These forum selection provisions will not apply to suits brought to enforce any liability, obligation or duty created by the Exchange Act of 1934, as amended (“Exchange Act”). The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act. As noted above, our Charter will provide that the federal district courts will have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws.
Risks Related to Being a Public Company
Because we did not become a public reporting company by means of a traditional underwritten initial public offering, our shareholders may face additional risks and uncertainties.
Because we became a public reporting company by means of consummating a merger with a special purpose acquisition company rather than by means of a traditional underwritten initial public offering, there was no independent third-party underwriter selling the shares of our Class A Common Stock, and, accordingly, our stockholders did not have the benefit of an independent review and investigation of the type normally performed by an unaffiliated, independent underwriter in a public securities offering. Due diligence reviews typically include an independent investigation of the background of the company, any advisors and their respective affiliates, review of the offering documents and independent analysis of the plan of business and any underlying financial assumptions.
In addition, because we did not become a public reporting company by means of a traditional underwritten initial public offering, security or industry analysts may not provide, or be less likely to provide, coverage of us. Investment banks may also be less likely to agree to underwrite secondary offerings on behalf of us than they might if we became a public reporting company by means of a traditional underwritten initial public offering, because they may be less familiar with us as a result of more limited coverage by analysts and the media.
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.
We recently became a public company. Consequently, we have incurred, and we will continue to incur, significant legal, compliance, accounting and other expenses that we did not incur as a private company. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and NASDAQ. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees, or as executive officers.
Some members of our management have limited experience in operating a public company.
Some members of our management have limited experience in the management of a public company. As a public company, we must establish corporate infrastructure. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage. It is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to our management and growth. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require additional staffing and costs greater than expected. We may need to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs.
Risks Related to Our Organizational Structure
The dual class structure of our common stock has the effect of concentrating voting control with our founder, certain family members of our founder and certain affiliated entities and trusts of our founder and his family members; this will limit or preclude your ability to influence our corporate matters.
Our Class V-3 common stock has three votes per share and our Class A Common Stock and Class V-1 common stock have one vote per share. Our Class V-3 common stock converts into Class V-1 common stock in certain situations, including automatically on June 7, 2029. Our Chairman and Chief Executive Officer, Richard B. Cohen, together with certain family members and certain affiliated entities and trusts of Mr. Cohen and his family members, in the aggregate, hold Class V-3 common stock and 87.4% of the voting power of our outstanding common stock and are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude your ability to influence our corporate matters for the foreseeable future.
Transfers by holders of our Class V-3 common stock will generally result in those shares converting to Class V-1 common stock, subject to limited exceptions, such as certain transfers effected for estate planning or charitable purposes. The conversion of Class V-3 common stock to Class V-1 common stock will have the effect, over time, of increasing the relative voting power of those holders of Class V-3 common stock who retain their shares in the long term. If, for example, Mr. Cohen retains, including through his affiliated entities and trusts, a significant portion of his holdings of Class V-3 common stock for an extended period of time, he could, in the future, continue to control a significant portion of the combined voting power of our outstanding capital stock.
Our multi-class capital structure may render our shares ineligible for inclusion in certain stock market indices, which could adversely affect the share price and liquidity of our common stock.
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A Common Stock, in adverse publicity, or other adverse consequences. For example, certain index providers have restrictions on including companies with multiple-class share structures in certain of their indexes. In addition, several stockholder advisory firms have announced their opposition to the use of multiple-class structures. As a result, the multi-class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices, recommend that stockholders vote against certain company annual stockholder meeting proposals or otherwise seek to cause us to change our capital structure. Any such exclusion from indices or any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could adversely affect the value and trading market of our Class A Common Stock.
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
Our overlapping executive officers and directors with C&S Wholesale Grocers may result in the diversion of corporate opportunities to C&S Wholesale Grocers and other conflicts, and provisions in our Charter may provide us no remedy in those circumstances.
Certain of our executive officers and directors may also be serving as directors, officers, employees, consultants or agents of C&S Wholesale Grocers and its subsidiaries and we may engage in material business transactions with such entities. Our Charter renounces our rights to certain business opportunities. It also provides that no director or officer who is also serving as a director, officer, employee, consultant or agent of C&S Wholesale Grocers will be liable to us or our stockholders for breach of any fiduciary duty that would otherwise occur by reason of the fact that any such individual directs a corporate opportunity to C&S Wholesale Grocers or any of its subsidiaries instead of us, or does not refer or communicate information regarding such corporate opportunities to us.
Our only principal asset is our interest in New Symbotic Holdings, and accordingly, we will depend on distributions from New Symbotic Holdings to pay taxes, make payments under the tax receivable agreement (“TRA”) and cover our corporate and other overhead expenses.
We are a holding company and have no material assets other than our ownership interest in New Symbotic Holdings. We have no independent means of generating revenue or cash flow. To the extent the funds of New Symbotic Holdings are legally available for distribution, and subject to any restrictions contained in any credit agreement to which New Symbotic Holdings or its subsidiaries are bound, New Symbotic Holdings is required under the New Symbotic Holdings Limited Liability Company Agreement (“New Symbotic Holdings LLC Agreement”) to (i) make generally pro rata distributions to its equityholders, including us, in an amount generally intended to allow its equityholders to satisfy their respective income tax liabilities with respect to their allocable share of the income of New Symbotic Holdings, based on certain assumptions and conventions, and (ii) reimburse us for our corporate and other overhead expenses. In the future, we may be limited, however, in our ability to cause New Symbotic Holdings and its subsidiaries to make these and other distributions to us due to restrictions contained in any credit agreement to which New Symbotic Holdings or any of its subsidiaries are bound. To the extent that we need funds and New Symbotic Holdings or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements or are otherwise unable to provide such funds, our liquidity and financial condition could be adversely affected.
Moreover, because we have no independent means of generating revenue, our ability to make tax payments and payments under the TRA is dependent on the ability of New Symbotic Holdings to make distributions to us in an amount sufficient to cover our tax obligations and obligations under the TRA. This ability, in turn, may depend on the ability of New Symbotic Holdings’ subsidiaries to make distributions to it. The ability of New Symbotic Holdings, its subsidiaries and other entities in which it directly or indirectly holds an equity interest to make such distributions will be subject to, among other things, (i) the applicable provisions of Delaware law (or other applicable jurisdictions) that may limit the amount of funds available for distribution and (ii) restrictions contained in any credit agreement to which New Symbotic Holdings, its subsidiaries and other entities in which it directly or indirectly holds an equity interest are bound. To the extent that we are unable to make payments under the TRA for any reason, such payments will accrue interest until paid.
Pursuant to the TRA, we are required to make payments to equity holders of New Symbotic Holdings for certain tax benefits we may claim, and those payments may be substantial.
Our purchase of New Symbotic Holdings Common Units in connection with the Unit Purchase Agreement dated December 12, 2021 and exchange of New Symbotic Holdings Common Units for shares of our Class A Common Stock or cash pursuant to the New Symbotic Holdings LLC Agreement (collectively, “Exchanges”) are expected to produce additional favorable tax attributes for us. When we acquire New Symbotic Holdings Common Units from existing unitholders, both the existing basis and anticipated basis adjustments are likely to increase (for tax purposes) depreciation and amortization deductions allocable to us from New Symbotic Holdings and therefore reduce the amount of income tax that we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent the increased tax basis is allocated to those assets.
We entered into the TRA, which generally provides for the payment by us to certain legacy equity holders of New Symbotic Holdings (“TRA Holders”) of their proportionate share of 85% of the tax savings, if any, in U.S. federal and state income tax that we realize (or are deemed to realize in certain circumstances) as a result of (i) the existing tax basis in certain assets of New Symbotic Holdings that is allocable to the relevant New Symbotic Holdings Common Units, (ii) any step-up in tax basis in New Symbotic Holdings’ assets resulting from the relevant Exchanges and certain distributions (if any) by New Symbotic Holdings and payments under the TRA, and (iii) tax benefits related to imputed interest deemed to be paid by us as a result of payments under the TRA. The term of the TRA will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an amount representing the present value of anticipated future tax benefits under the TRA or certain other acceleration events occur. These payments are our obligation and not that of New Symbotic Holdings.
We expect that the payments we will be required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with our purchase of New Symbotic Holdings Common Units since the Business Combination would aggregate to approximately $520.7 million over a 41-year period. Under such scenario we would be required to pay the TRA Holders 85% of such amount, or $442.6 million, over a 41-year period from the Business Combination.
Further, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the reduction in tax payments for us associated with our purchase of New Symbotic Holdings Common Units would aggregate to approximately $3,841.4 million over 41 years based on a closing share price of $25.52 per share of Class A common stock and assuming all future Exchanges of New Symbotic Holdings Common Units had occurred on September 28, 2024. Under such scenario, we would be required to pay the TRA Holders 85% of such amount, or $3,265.2 million, over a 41-year period. These amounts are estimates and have been prepared for informational purposes only. The actual amount of reduction in tax payments and related liabilities that we will recognize will differ based on, among other things, the timing of the Exchanges, the price of our shares of Class A Common Stock at the time of the Exchanges, and the tax rates then in effect.
The actual payment amounts may materially differ from these hypothetical amounts, as potential future reductions in tax payments for us and TRA payments by us are calculated using the market value of our Class A Common Stock at the time of an Exchange and the prevailing tax rates applicable to us over the life of the TRA and is dependent on us generating sufficient future taxable income to realize the benefit.
The actual increase in our allocable share of New Symbotic Holdings’ tax basis in its assets, as well as the amount and timing of any payments under the TRA, vary depending upon a number of factors, including the timing of Exchanges, the market price of our Class A Common Stock at the time of the Exchanges, the extent to which such Exchanges are taxable, the amount and timing of the recognition of our income, the tax rate then applicable, and the portion of our payments under the TRA constituting imputed interest. Payments under the TRA are expected to give rise to certain additional tax benefits attributable to either further increases in basis or in the form of deductions for imputed interest, depending on the circumstances. Any such benefits are covered by the TRA and will increase the amounts due thereunder. In addition, the TRA provides for interest, at a rate equal to the Secured Overnight Financing Rate plus 100 basis points, accrued from the due date (without extensions) of the corresponding tax return to the date of payment specified by the TRA.
While many of the factors that will determine the amount of payments that we will make under the TRA are outside of our control, we expect that the payments we will make under the TRA will be substantial and could materially and adversely affect our financial condition. Any payments made by us under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the TRA for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA, as further described below. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the TRA.
In certain cases, payments under the TRA may exceed the actual tax benefits we realize or be accelerated.
Payments under the TRA will be based on the tax reporting positions that we determine. The Internal Revenue Service or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. If any tax benefits that we initially claimed are disallowed, the TRA Holders will not be required to reimburse us for any excess payments that may previously have been made under the TRA, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against any future cash payments that we are otherwise required to make after the determination of such excess. However, a challenge to any tax benefits that we initially claim may not arise for a number of years after the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the TRA and, as a result, there might not be future cash payments against which to net. As a result, in certain circumstances we could make payments under the TRA in excess of our actual income or franchise tax savings, which could materially impair our financial condition.
Moreover, the TRA provides that, if we (i) exercise our early termination rights under the TRA, (ii) experience certain changes of control (as described in the TRA) or (iii) breach any of our material obligations under the TRA, our obligations under the TRA may accelerate and we could be required to make a lump-sum cash payment to each TRA Holder equal to the present value of all future payments that would have otherwise been made under the TRA, which lump sum payment would be based on certain assumptions, including those relating to our future taxable income. The lump-sum payment could be substantial and could exceed the actual tax benefits that we realize subsequent to such payment because we would calculate such payment assuming, among other things, that we would have certain tax benefits available to us and that we would be able to use them in future years.
There may be a material negative effect on our liquidity if the payments under the TRA exceed the actual tax savings that we realize. Furthermore, our obligations to make payments under the TRA could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.
If New Symbotic Holdings were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and New Symbotic Holdings might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the TRA even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.
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
If New Symbotic Holdings were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, significant tax inefficiencies might result for us and New Symbotic Holdings, including as a result of our inability to file a consolidated U.S. federal income tax return with New Symbotic Holdings. In addition, we may not be able to realize tax benefits covered under the TRA, and we would not be able to recover any payments previously made by us under the TRA, even if the corresponding tax benefits (including any claimed increase in the tax basis of New Symbotic Holdings’ assets) were subsequently determined to have been unavailable.

Other Risks
We implemented a new enterprise resource planning (“ERP”) system, and challenges with the implementation of the system may impact our business and operations.
In fiscal year 2024, we implemented a multi-year implementation of a complex new ERP system. The ERP system implementation required the integration of the ERP system with multiple new and existing information systems and business processes. It has been designed to accurately maintain our books and records and provide information to our management teams important to the operation of our business. Our ERP system implementation will continue to require ongoing maintenance and monitoring and in the future we may elect to implement additional modules of the ERP system. Conversion from our old system to the ERP system may cause inefficiencies until the ERP system is stabilized and mature. The implementation of our ERP system has mandated new procedures and many new controls over financial reporting. These procedures and controls are not yet mature in their operation. If we are unable to adequately maintain procedures and controls relating to our ERP system, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired and impact our assessment of the effectiveness of our internal controls over financial reporting.
Our business, financial condition, results of operations and cash flows could be significantly hindered by the occurrence of a natural disaster, terrorist attack or other catastrophic event. We also face risks related to health pandemics or epidemics, such COVID-19, which could adversely affect our business, financial condition and results of operations.
Our business operations and our System may be susceptible to outages due to fire, floods, unusual weather conditions, power loss, telecommunications failures, health pandemics or epidemics, terrorist attacks and other events beyond our control. Natural disasters including tornados, hurricanes, floods and earthquakes may damage the facilities of our customers, which could lead to reduced revenue for our customers and thus reduced sales for us. For example, during 2024, Hurricane Helene affected our ability to timely complete a customer installation at one of our sites. In addition, a substantial portion of our operations rely on support from our headquarters in Wilmington, Massachusetts. To the extent that fire, floods, unusual weather conditions, power loss, telecommunications failures, health pandemics or epidemics, terrorist attacks and other events beyond our control materially impact our ability to operate those offices, it may have a material impact on our business operations as a whole. To the extent that an event disrupts our business or the business of our current or prospective customers, or adversely impacts our reputation, it could adversely affect our business, financial condition, results of operations and cash flows.
We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations and could face criminal liability and other serious consequences for violations, which could adversely affect our business, financial condition and results of operations.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and the USA PATRIOT Act, and are or will be subject to other anti-bribery and anti-money laundering laws in countries in which we conduct or will conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of these laws and regulations may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.
Changes to applicable tax laws and regulations, exposure to additional income tax liabilities or unfavorable outcomes in tax audits could harm our future profitability or otherwise adversely affect our business, financial condition and results of operations.
We are a U.S. corporation with international operations and thus subject to U.S. corporate income tax on our worldwide operations and subject to foreign taxes in each relevant jurisdiction. Moreover, the majority of our operations and customers are located in the United States, and, as a result, we are subject to various U.S. federal, state and local taxes. New U.S. laws and policy relating to taxes may have an adverse effect on our business and future profitability.

Further, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances, in the United States or in other foreign jurisdictions, could be enacted at any time, which could adversely affect our business, financial, condition or results of operations. In addition, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us and may have an adverse effect on our business, cash flows and future profitability.
Our organizational structure is commonly referred to as an “Up-C” structure, which is often used by partnerships and limited liability companies undertaking an initial public offering to provide certain tax benefits and associated cash flow advantages to both the issuer corporation and the existing owners of the partnership or limited liability company in the initial public offering. The Up-C structure allows the Warehouse Technologies LLC unitholders to retain their equity ownership in New Symbotic Holdings, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of common units of New Symbotic Holdings (“New Symbotic Holdings Common Units”). This allows the holders of New Symbotic Holdings Common Units to retain the tax benefits of owning interests in a pass-through entity while also being able to access public markets. All other investors hold their equity ownership in Symbotic, a Delaware corporation that is a domestic corporation for U.S. federal income tax purposes, in the form of shares of Class A Common Stock. From time to time, the U.S. Congress has considered legislation to change the tax treatment of partnerships and there can be no assurance that any such legislation will not be enacted or if enacted will not be adverse to us.
Because the holders of New Symbotic Holdings Common Units hold their economic interests directly in New Symbotic Holdings, rather than through us, the interests of such holders may conflict with those of the holders of shares of our Class A Common Stock. For example, the holders of New Symbotic Holdings Common Units may have a different tax position from the holders of our Class A Common Stock, which could influence decisions regarding whether and when New Symbotic Holdings should dispose of assets or incur new indebtedness, undergo certain changes of control within the meaning of the TRA, or terminate the TRA. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to the holders of shares of our Class A Common Stock.
We also may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state, local and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We believe data privacy and cybersecurity are critical to supporting our vision and enabling our strategy. Our approach to data privacy and cybersecurity is supported by our commitment to preserving the trust our employees and customers place in us and focuses on driving continuous improvement as the threat landscape evolves.
Our board of directors (“Board”), in coordination with each of our committees of our Board, is responsible for oversight of our enterprise risk management activities. The Board oversees risks from cybersecurity threats through periodic reports from the audit committee of the Board (“Audit Committee”), which monitors cybersecurity incidents and management’s response to such incidents.
Our Audit Committee directly oversees our processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives.
Our Vice President (“VP”) of Security and Controls, who has over 16 years of experience in information technology and security and who holds Certified Information Systems Security Professional and IT Infrastructure Library certifications, has primary responsibility for overseeing our management of cybersecurity risks. Reporting to the Chief Technology Officer (“CTO”), our VP of Security and Controls meets regularly with the CTO, and works cross-functionally with other department leaders, including legal, business, policy, and technical functions, as appropriate, to exchange information related to cybersecurity. Our VP of Security and Controls provides quarterly updates to our Audit Committee on our cybersecurity status, risks, and strategies. These quarterly updates address a range of cybersecurity-related topics, such as recent developments related to the threat landscape, security controls, vulnerability assessments, third-party reviews, technological trends, and information security considerations arising with respect to our peers and third parties.
Our cybersecurity programs and procedures are designed to identify and address threats that are subject to ongoing compliance assessments, certifications, and testing. We conduct assessments of threat models to determine which risks are most likely to impact us. Our security and controls team gathers threat and risk data and updates through various sources, such as systems reviews, security research activities, and internal and external security scans and alerts, as appropriate. As applicable, in certain circumstances, we also collaborate with industry partners in the security community, our peers and law enforcement agencies, to support our cybersecurity threat intelligence capabilities. This information is collected, categorized, and assessed to identify, prioritize, and manage significant cybersecurity risks. As a result, our process is continually evaluated and evolves as the threat landscape changes.
We have also incorporated security practices into employee trainings. We have a process for employees to formally acknowledge their review and understanding of security obligations. Additionally, our security and controls team conducts periodic security and data protection training aimed to emphasize the importance of security and data protection. We have also implemented a review process to assess the security profile and data protection practices of certain third-party suppliers and service providers that have exposure to our systems, including, as appropriate, review of vendor security policies and procedures. We do not, however, review security profile and data protection practices of all third-party vendors.
In the event of a cybersecurity incident, our response and mitigation efforts are guided by the Incident Response Plan (“IRP”), which provides guidance on how to respond to, and recover from, a material cyber incident requiring an organized response. We conduct tabletop exercises testing the principles and procedures set forth in our IRP based on lessons learned.
In addition, we have a cybersecurity disclosure committee (“Cybersecurity Disclosure Committee”) which receives updates on an as needed basis from our security organization regarding cybersecurity incidents. The Cybersecurity Disclosure Committee includes our VP of Security and Controls and senior representatives from finance, controllership, internal audit, investor relations, and legal teams. In the event of a cybersecurity incident, the Cybersecurity Disclosure Committee meets to assess the incident for materiality and required disclosure.
While we have experienced cybersecurity incidents in the past, as of the date hereof, none have materially affected us or our business strategy, financial condition, results of operations, and/or cash flows. We continue to invest in cybersecurity and resiliency of our networks to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information which they contain. For more information about cybersecurity risks relating to our business, refer to Item 1A, Risk Factors included in this Annual Report on Form 10-K.
Item 2. Properties
Our corporate headquarters is in an approximately 66,000 square foot facility that we lease in Wilmington, Massachusetts. The lease expires in May 2025, and subsequent to our fiscal year end we opted to extend the lease to December 2030. As of September 28, 2024, our leased facilities are summarized below. We believe that our leased space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Location	~Size (sq. ft.)	Lease Expiration	Purpose
Wilmington, MA (Main)	66,000	May 2025	Headquarters, R&D & Admin
Wilmington, MA	185,000	December 2030	Innovation Center & Testing
Montreal, QC	48,000	June 2026	Canadian Headquarters, R&D & Testing
Waltham, MA	15,000	March 2025	R&D & Testing

Item 3. Legal Proceedings
We are subject from time to time to various claims, lawsuits and other legal and administrative proceedings (including those described below). Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines and penalties, non-monetary sanctions or relief.
We intend to recognize provisions for claims or pending litigation when we determine that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. For additional information, see “Risk Factors – Risks Related to Our Common Stock - We are party to pending litigation, and we may be subject to future litigation in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business.”
SEC Request for Information
We have been responding to requests for information from the SEC relating to an investigation by the SEC of alleged violations by us of Rule 21F-17, which prohibits actions to impede an individual from communicating directly with the SEC staff about a possible securities law violation. We intend to continue to defend this matter vigorously and cannot predict the outcome of this investigation.

Securities Class Actions
On August 14, 2024, a putative class action captioned Fox v. Symbotic Inc. et al., Case No. 24-cv-12090 was filed in the United States District Court for the District of Massachusetts by an alleged holder of our common stock. The complaint asserts claims for violations of federal securities laws against us and two of our officers on the grounds that, among other things, we made false and/or misleading statements related to its expected earnings for the third quarter of fiscal year 2024. Based on these allegations, the plaintiff brings claims seeking unspecified damages, attorneys’ fees, expert fees, and other costs and relief on behalf of herself and a putative class of persons who purchased our stock between May 6, 2024 and July 29, 2024. On September 11, 2024, the court entered a stipulation staying our deadline to respond to the complaint until after a lead plaintiff has been appointed pursuant to the Private Securities Litigation Reform Act. On October 15, 2024, four alleged shareholders filed motions seeking to be appointed as lead plaintiff. As of November 7, 2024, one alleged shareholder has withdrawn her motion for appointment as lead plaintiff, and two others have filed papers stating that they do not oppose the competing motion of the movant who claimed the largest losses, Dr. Seshagiri Rao Kalapala, and his selection of Levi & Korsinsky, LLP as lead counsel. As of December 3, 2024, the court has not yet ruled on the pending lead plaintiff motions.
On December 3, 2024, a putative class action captioned Decker v. Symbotic Inc. et al., Case No. 24-cv-12976 was filed in the United States District Court for the District of Massachusetts by an alleged purchaser of our common stock. The complaint asserts claims for violations of federal securities laws against us and three of our officers on the grounds that we made false and/or misleading statements related to our revenue recognition and the effectiveness of our disclosure controls and procedures. Based on these allegations, the plaintiff brings claims seeking unspecified damages, attorneys’ fees, expert fees, and other costs and relief on behalf of himself and a putative class of persons who purchased our stock between February 8, 2024 and November 26, 2024.
We intend to vigorously defend these cases. If a court ultimately determines that we are liable in either or both of these cases, we may be subject to substantial damages. We cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose us to substantial damages that may have a material adverse impact on our operations and cash flows. Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.
Shareholder Derivative Actions
On October 2, 2024, two putative shareholder derivative actions captioned Austen v. Cohen et al., 24-cv-12522 and Kukreja v. Cohen et al., 24-cv-12523 were filed in the United States District Court for the District of Massachusetts by our alleged shareholders. The actions assert claims on behalf of us against certain senior officers and members of our board of directors for, among others, breach of fiduciary duty, unjust enrichment, and violations of federal securities laws based primarily on allegations that the defendants caused or allowed us to disseminate misleading and inaccurate information to shareholders in connection with our expected earnings for the third quarter of fiscal year 2024. The actions also contend that the defendants wasted corporate assets by exposing us to the securities class action lawsuit filed on August 14, 2024. The actions seek compensatory damages, changes to corporate governance and internal procedures, restitution, costs and attorneys’ fees, and other unspecified relief. On November 19 and November 20, 2024, the parties filed motions seeking to consolidate the two actions into a single matter, appoint lead plaintiffs’ counsel, and stay any obligation of the defendants to respond to the complaint based on the pendency of the related Fox v. Symbotic securities class action lawsuit (described above).
We intend to vigorously defend these cases. If a court ultimately determines that we are liable, we may be subject to substantial damages. We cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose us to substantial damages that may have a material adverse impact on our operations and cash flows. Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.
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
Holders of our Common Stock
As of December 2, 2024, there were approximately 14 holders of record of our Class A Common Stock, approximately 39 holders of our Class V-1 Common Stock and approximately 15 holders of record of our Class V-3 Common Stock. Certain shares of our Class A Common Stock are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The number of holders of record also does not include beneficial owners of shares that are be held in trust by other entities.
Dividends
We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a)(3) the Securities Exchange Act of 1934, during the quarter ended September 28, 2024.
Performance Graph
The following graph shows a 43-month comparison of cumulative total returns for our Class A common stock, the Standard & Poor’s (“S&P”) 500 Index, and the S&P 500 Information Technology Index.
Recent Sales of Unregistered Securities
None, other than as set forth in our Current Report on Form 8-K filed on July 24, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K. See “Risk Factors” elsewhere in this Annual Report on Form 10-K for a discussion of certain risks associated with our business. The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. The use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public. Unless the context otherwise requires, references in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Symbotic,” “we,” “us,” “our” and the “Company” are intended to mean the business and operations of Symbotic Inc. This section provides an analysis of our financial results for the year ended September 28, 2024 as compared to the year ended September 30, 2023. For the discussion and analysis covering the year ended September 30, 2023 compared to the year ended September 24, 2022, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 30, 2023, as filed with the SEC on December 11, 2023.
Company Overview
Our vision is to make the supply chain work better for everyone. We do this by developing, commercializing, and deploying innovative, comprehensive technology solutions that dramatically improve supply chain operations. We currently automate the processing of pallets and cases in large warehouses or distribution centers for some of the largest retail companies in the world. Our System enhances operations at the front end of the supply chain, and therefore benefit all supply partners further down the chain, irrespective of fulfillment strategy.
Our System is based on a unique approach to connecting producers of goods to end users, in a way that resolves the mismatches of quantity, timing and location that arise between the two, while reducing costs. The underlying architecture of our System is what differentiates our solution from anything else in the marketplace. It utilizes fully autonomous robots, collectively controlled by our artificial intelligence (“A.I.”) enabled system software to achieve at scale, real world supply chain improvements that are so compelling that we believe our approach can become the de facto standard approach for how warehouses operate.
On July 23, 2023, we, along with New Symbotic Holdings, and Symbotic US (collectively, the “Symbotic Group”), entered into a Framework Agreement (the “Framework Agreement”) with Sunlight Investment Corp. (“Sunlight”), SVF II Strategic Investments AIV LLC (“SVF” and, together with Sunlight, “SoftBank”), and GreenBox Systems LLC (“GreenBox”), related to the formation of GreenBox as a strategic joint venture between the Symbotic Group and SoftBank, the entry into a Limited Liability Company Agreement of GreenBox and Master Services, License and Equipment Agreement (the “Commercial Agreement”) and issuance of a warrant to purchase Class A Common Stock of Symbotic (the “GreenBox Warrant”). GreenBox was established on July 21, 2023, and will build and automate supply chain networks globally by operating and financing our advanced A.I. and automation technology for the warehouse. We own 35% of GreenBox and SoftBank Group owns 65% of GreenBox.
Business Combination
Refer to Note 1, Organization and Operations to our consolidated financial statements for further details on the historical business organization and formation of Symbotic Inc.
Key Components of Consolidated Statements of Operations
Revenue
We generate revenue through our design and installation of supply chain automation systems to automate customers’ depalletizing, storage, selection, and palletization warehousing processes. The Systems have both a hardware component and an essential software component that enables the Systems to be programmed to operate within specific customer environments. We enter into contracts with customers that can include various combinations of services to design and install the Systems. These services are generally distinct and accounted for as separate performance obligations. As a result, each customer contract may contain multiple performance obligations. We determine whether performance obligations are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether our commitment to provide the services to the customer is separately identifiable from other promises in the contract.
We have identified the following distinct performance obligations in our contracts with customers:
Systems: We design, assemble, and install Systems and perform configuration of essential software. Systems include the delivery of hardware and an essential software component, sold as either a perpetual or term-based on-premise license, that automate our customers’ depalletizing, storage, selection, and palletization warehousing processes. The hardware and essential software are each not capable of being distinct because our customers cannot benefit from the hardware or software on their own. Accordingly, they are treated as a single performance obligation. Fees for Systems are typically either fixed or cost-plus fixed fee amounts that are due based on the achievement of a variety of milestones beginning at contract inception through final acceptance. The substantial majority of our software is sold as a perpetual on-premise license, however, we do sell an immaterial amount of term-based on-premise licenses.
The key metrics which describe our System from commencement to completion are as follows: (1) “Start” is defined as when we sign a Statement of Work (“SOW”) with a customer; (2) “Deployment” is defined as the period of time following the signed SOW until the acceptance of the System; and (3) “Operational” is defined as achieving acceptance of a System. The majority of Systems revenue occurs during Deployment, and once a System reaches acceptance, software maintenance and support begins.
Software Maintenance and Support: “Software Maintenance and Support” is defined as support services that provide our customers with technical support, updates, and upgrades to the software license. Fees for Software Maintenance and Support are typically payable in advance on a quarterly, or annual basis over the term of the Software Maintenance and Support contract, which term can range from one to 15 years but, for a substantial majority of our Software Maintenance and Support contracts, is 15 years.
Operation Services: “Operation Services” is defined as assistance services we provide our customers operating the System and ensuring user experience is optimized for efficiency and effectiveness. Fees for Operation Services are typically invoiced to our customers on a time and materials basis monthly in arrears or using a fixed fee structure. Also included in Operation Services is revenue generated from the sales of spare parts to our customers as needed to service their System.
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
Operation Services: Operation Services cost of revenue consists primarily of labor cost for our operations team who is providing services to our customers to run their System within their warehouse. Operation Services cost of revenue also includes the cost of spare parts sold to our customers as needed to service their System. Operation Services cost of revenue is expensed as incurred.
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
Income Taxes
As a result of the Business Combination, we were appointed as the sole managing member of Symbotic Holdings. Symbotic Holdings is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income taxes. Any taxable income or loss generated by Symbotic Holdings is passed through to and included in the taxable income or loss of its members, including us, on a pro rata basis, subject to applicable tax regulations. We are subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to our allocable share of any taxable income or loss of Symbotic Holdings. We also have foreign subsidiaries which are subject to income tax in their local jurisdictions. Prior to the close of the Business Combination, our financial reporting predecessor, Legacy Warehouse was treated as a pass-through entity for tax purposes and no provision, except for certain foreign subsidiaries which are taxed in their respective foreign jurisdictions, was made in the consolidated financial statements for income taxes. Any income tax items for the periods prior to the close of the Business Combination are related to the applicable subsidiary companies that are subject to foreign income tax.

Results of Operations for the Years Ended September 28, 2024 and September 30, 2023
The following tables set forth certain consolidated financial data in U.S. dollar amounts and as a percentage of total revenue.

	Year Ended
	September 28, 2024	September 30, 2023
	(in thousands)
Revenue:
Systems	$1,705,440	$1,138,059
Software maintenance and support	14,173	6,601
Operation services	68,566	32,231
Total revenue	1,788,179	1,176,891
Cost of revenue:
Systems	1,466,841	940,076
Software maintenance and support	8,949	9,222
Operation services	66,723	37,854
Total cost of revenue	1,542,513	987,152
Gross profit	245,666	189,739
Operating expenses:
Research and development expenses	173,457	195,042
Selling, general, and administrative expenses	188,934	217,927
Total operating expenses	362,391	412,969
Operating loss	(116,725)	(223,230)
Other income, net	37,042	10,716
Loss before income tax and equity method investment	(79,683)	(212,514)
Income tax benefit (expense)	(4,212)	4,620
Loss from equity method investment	(777)	—
Net loss	$(84,672)	$(207,894)

	Year Ended
	September 28, 2024	September 30, 2023
Revenue:
Systems	95%	97%
Software maintenance and support	1	1
Operation services	4	3
Total revenue	100	100
Cost of revenue:
Systems	82	80
Software maintenance and support	1	1
Operation services	4	3
Total cost of revenue	86	84
Gross profit	14	16
Operating expenses:
Research and development expenses	10	17
Selling, general, and administrative expenses	11	19
Total operating expenses	20	35
Operating loss	(7)	(19)
Other income, net	2	1
Loss before income tax and equity method investment	(4)	(18)
Income tax benefit (expense)	—	—
Loss from equity method investment	—	—
Net loss	(5)%	(18)%
*Percentages are based on actual values. Totals may not sum due to rounding.
Year Ended September 28, 2024 Compared to the Year Ended September 30, 2023
Revenue

	Year Ended		Change
	September 28, 2024	September 30, 2023	Amount	%
	(dollars in thousands)
Systems	$1,705,440	$1,138,059	$567,381	50%
Software maintenance and support	14,173	6,601	7,572	115
Operation services	68,566	32,231	36,335	113
Total revenue	$1,788,179	$1,176,891	$611,288	52%
Systems revenue increased for the year ended September 28, 2024, as compared to the year ended September 30, 2023, due to 44 Systems in Deployment for the fiscal year ended September 28, 2024, as compared to 35 Systems in Deployment for the fiscal year ended September 30, 2023. The increase in Deployments is primarily due to the continued build out of our Systems included in the Walmart Master Automation Agreement. Pursuant to the Master Automation Agreement, we are installing and implementing our System within all of Walmart’s 42 regional distribution centers. We expect the Master Automation Agreement to continue to generate Systems revenue as we install and implement the Systems at the remaining regional distribution centers through fiscal year 2029.

The increase in Software Maintenance and Support revenue is due to 25 Operational Systems which are under Software Maintenance and Support contracts for the year ended September 28, 2024, as compared to 12 Operational Systems which are under Software Maintenance and Support contracts for the year ended September 30, 2023.
The increase in Operation Services revenue is attributable to an increase in Operational Systems where we are performing Operation Services for the year ended September 28, 2024, as compared to the year ended September 30, 2023. The increase results from the number of Operational Systems we have as well as spare parts sales to our customers for the year ended September 28, 2024, as compared to the year ended September 30, 2023. As we continue to increase the number of Operational Systems, an increase in the number of Operation Services contracts is expected.
Gross Profit
The following table sets forth our gross profit for the years ended September 28, 2024 and September 30, 2023:

	Year Ended
	September 28, 2024	September 30, 2023	Change
	(in thousands)
Systems	$238,599	$197,983	$40,616
Software maintenance and support	5,224	(2,621)	7,845
Operation services	1,843	(5,623)	7,466
Total gross profit	$245,666	$189,739	$55,927
Systems gross profit increased $40.6 million for the year ended September 28, 2024, as compared to the year ended September 30, 2023. The increase in gross profit is primarily driven by 44 Systems in Deployment during the fiscal year ended September 28, 2024, as compared to 35 Systems in Deployment during the fiscal year ended September 30, 2023.
The increase in Software Maintenance and Support gross profit is driven by the revenue from the additional Operational Systems which are under Software Maintenance and Support contracts for the year ended September 28, 2024, as compared to the year ended September 30, 2023, while costs to perform our Software Maintenance and Support services remained relatively flat.
The increase in Operation Services gross profit for the year ended September 28, 2024, as compared to the year ended September 30, 2023, is driven by an increase in the number of Operational Systems where we are performing Operation Services, efficiency improvement on our existing Systems where we are performing Operation Services, and profit generated from the sales of spare parts.

Research and Development Expenses

	Year Ended		Change
	September 28, 2024	September 30, 2023	Amount	%
	(dollars in thousands)
Research and development	$173,457	$195,042	$(21,585)	(11%)
Percentage of total revenue	10%	17%
The decrease in research and development expenses for the year ended September 28, 2024, as compared to the year ended September 30, 2023, is due to the following:

Change
(in thousands)
Employee-related costs	$(27,103)
Prototype-related costs, allocated overhead expenses, and other	5,518
$(21,585)
Employee-related costs decreased primarily as a result of a decrease in stock-based compensation expense and expense incurred for contractors. As we apply the graded-vesting method of expense recognition to all stock-based compensation awards with service-only conditions, lower expense was incurred during the year ended September 28, 2024, as compared to the year ended September 30, 2023, due to the expense recognized during the year ended September 30, 2023 for the issuance of restricted stock to our employees following the Business Combination. Additionally, we experienced a decrease in the expense related to contractors as a result of a combination of hiring full time employees and outsourcing certain business activities to third parties. These decreases were partially offset by an increase in payroll related costs as we continue to grow our software and hardware engineering organizations to support the development of key projects and to support the continued expansion of our A.I. and analytics capabilities.
The increase in prototyping-related costs, allocated overhead expenses, and other during the year ended September 28, 2024, as compared to the year ended September 30, 2023, is primarily attributable to an increase in allocated overhead expenses from selling, general, and administrative expenses to research and development expenses resulting from an increase to general overhead expenses such as rent and other occupancy expenses for the year ended September 28, 2024.
Selling, General, and Administrative Expenses

	Year Ended		Change
	September 28, 2024	September 30, 2023	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$188,934	$217,927	$(28,993)	(13%)
Percentage of total revenue	11%	19%
The decrease in selling, general, and administrative expenses for the year ended September 28, 2024, as compared to the year ended September 30, 2023, is due to the following:

Change
(in thousands)
Employee-related costs	$(34,926)
Allocated overhead expenses and other	5,933
$(28,993)
Employee-related costs decreased primarily as a result of a decrease in stock-based compensation expense and expense incurred for contractors. As we apply the graded-vesting method of expense recognition to all stock-based compensation awards with service-only conditions, lower expense was incurred during the year ended September 28, 2024, as compared to the year ended September 30, 2023, due to the expense recognized during the year ended September 30, 2023 for the issuance of restricted stock to our employees following the Business Combination. Additionally, we experienced a decrease in the expense related to contractors as a result of a combination of hiring full time employees and outsourcing certain business activities to third parties. These decreases were partially offset by an increase to payroll-related expenses incurred as our business continues to grow.
Allocated overhead and other expenses increased primarily due to an increase in information technology related costs as well as audit and tax expenses as compared to the prior year as our employee base and infrastructure continue to grow.
Other income, net

	Year Ended		Change
	September 28, 2024	September 30, 2023	Amount	%
	(dollars in thousands)
Other income, net	$37,042	$10,716	$26,326	246%
Percentage of total revenue	2%	1%
The increase in other income, net for the year ended September 28, 2024, as compared to the year ended September 30, 2023, is due to higher interest earned on invested cash balances and marketable securities as a result of increased interest rates and higher cash balance.

Income Taxes

	Year Ended		Change
	September 28, 2024	September 30, 2023	Amount	%
(dollars in thousands)
Income tax benefit (expense)	$(4,212)	$4,620	$(8,832)	(191%)
Percentage of total revenue	—%	—%
We recorded an income tax expense for the year ended September 28, 2024, primarily related to the establishment of $3.9 million of a valuation allowance related to foreign deferred tax asset, as compared to a benefit for the year ended September 30, 2023, which was primarily related to the release of $6.1 million of previously established valuation allowances related to foreign deferred tax assets. Refer to Note 12, Income Taxes, for further information.
Non-GAAP Financial Measures
In addition to providing financial measurements based on generally accepted accounting principles in the United States of America, (“GAAP” or “U.S. GAAP”), we provide additional financial metrics that are not prepared in accordance with GAAP, or non-GAAP financial measures. We use these non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, to measure executive compensation, and to evaluate our financial performance. These non-GAAP financial measures are Adjusted EBITDA, Adjusted gross profit, Adjusted gross profit margin, and Free cash flow, as discussed below.
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
•Business combination transaction expenses – Business combination transaction expenses represent the expenses incurred related to the Business Combination, which we completed on June 7, 2022 as well as other strategic acquisition opportunities. It primarily includes investment banker fees, legal fees, professional fees for accountants, transaction fees, advisory fees, due diligence costs, certain other professional fees, and other direct costs associated with strategic activities. These amounts are impacted by the timing of the Business Combination or other strategic acquisition opportunities which we may pursue. We exclude Business combination transaction expenses from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to peer companies because such amounts vary significantly based on the magnitude of the Business Combination transaction and do not reflect our core operations.
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
•Restructuring charges – Restructuring charges represent charges incurred associated with certain actions to our restructure within the U.S. and Canada. These charges include severance and related expenses for workforce reductions, lower of cost and net realizable value adjustments to inventory and long-lived assets that will no longer be used in operations, and termination fees for any contracts cancelled as part of these actions. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items vary significantly based on the magnitude of the restructuring action and do not reflect future expected operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or past operations of our business.
•Equity financing transaction costs – Equity financing transaction costs represent the costs incurred, including for legal and accountant fees, transaction fees, advisory fees, due diligence costs, and certain other professional fees that are directly related to our equity financing transaction which occurred in February 2024. We exclude these costs from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts are not representative of our normal operating activities.
•Equity method investment – Equity method investment represents our proportionate share of income or loss of unconsolidated variable interest entities. We exclude this from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts are not representative of our normal operating activities.
The following table reconciles GAAP net loss to Adjusted EBITDA during the periods presented (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Net loss	$(84,672)	$(207,894)	$(139,089)
Interest income	(36,907)	(11,391)	(1,287)
Income tax benefit (expense)	4,212	(4,619)	—
Depreciation and amortization	20,845	9,475	5,989
Stock-based compensation	120,608	157,023	40,556
Business combination transaction expenses	324	—	4,069
Joint venture formation fees	1,089	14,900	—
CEO transition charges	—	2,026	—
Restructuring charges	33,431	22,899	—
Equity financing transaction costs	1,985	—	—
Equity method investment	777	—	—
Adjusted EBITDA	$61,692	$(17,581)	$(89,762)
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

	Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Gross profit	$245,666	$189,739	$99,647
Depreciation	7,748	639	353
Stock-based compensation	15,654	6,212	—
Restructuring charges	33,431	19,766	—
Adjusted gross profit	$302,499	$216,356	$100,000

Gross profit margin	13.7%	16.1%	16.8%
Adjusted gross profit margin	16.9%	18.4%	16.9%
We consider Free cash flow to be an important indicator of financial liquidity, which we use in our financial and operational decision-making and evaluation of our overall operating performance. We define Free cash flow as net cash provided by or used in operating activities less purchases of property and equipment and capitalization of internal use software development costs. The following table reconciles GAAP net cash provided by (used in) operating activities to Free cash flow during the periods presented (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Net cash provided by (used in) operating activities	$(58,077)	$230,794	$(148,247)
Purchases of property and equipment	(42,237)	(15,688)	(17,950)
Capitalization of internal use software development costs	(2,137)	(5,638)	—
Free cash flow	$(102,451)	$209,468	$(166,197)
Liquidity and Capital Resources
As of September 28, 2024, our principal sources of liquidity were cash received upon exercise of warrants and equity financing transactions, proceeds received from the maturities of marketable securities, and cash received from customers upon the inception and continuation of contracts to install Systems.
The following table shows net cash and cash equivalents provided by (used in) operating activities, net cash and cash equivalents provided by (used in) investing activities, and net cash and cash equivalents provided by (used in) financing activities during the periods presented:

	Year Ended
	September 28, 2024	September 30, 2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(58,077)	$230,794
Investing activities	$156,481	$(299,464)
Financing activities	$371,036	$(24,101)
Operating Activities
Our net cash and cash equivalents provided by (used in) operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, foreign currency gains and losses, marketable securities gains and losses, provision for excess and obsolete inventory, and stock-based compensation, as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to Deployments and the associated costs incurred by us to fulfill the System performance obligation. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the System performance obligation.
Net cash used in operating activities was $(58.1) million for the year ended September 28, 2024. Net cash used in operating activities was driven by our net loss of $(84.7) million, which was adjusted for non-cash items of $163.2 million, primarily consisting of $112.2 million stock-based compensation expense, $23.5 million depreciation and amortization, $33.3 million provision for excess and obsolete inventory, offset by $(10.1) million gain on investments. Changes in operating assets and liabilities from the prior fiscal year resulted in use of cash for operating assets and liabilities of $(136.6) million, and was mainly due to the timing of cash payments to vendors, cash receipts from customers, and the timing of invoicing to our customers.
Net cash provided by operating activities was $230.8 million for the year ended September 30, 2023. Net cash provided by operating activities was due to our net loss of $(207.9) million adjusted for non-cash items of $186.1 million, primarily consisting of $154.2 million stock-based compensation expense, $11.3 million depreciation and amortization, $22.3 million provision for excess and obsolete inventory, offset by $(4.6) million deferred tax assets, net. Additionally, sources of cash provided by operating assets and liabilities of $252.6 million was due to the timing of cash payments to vendors and cash receipts from customers. Our cash provided by operating assets and liabilities was primarily attributable to an increase in cash receipts from customers as compared to the timing of costs incurred by us to fulfill the System installation performance obligation resulting from the increase in customer contracts and System installations in process during the year ended September 30, 2023.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases, capitalization of internal use software development costs, purchases of marketable securities, and proceeds from maturities of marketable securities.
Net cash and cash equivalents provided by investing activities for the year ended September 28, 2024 consisted of $42.2 million of purchased property and equipment. Additionally, during the year ended September 28, 2024, we purchased U.S. Treasury securities for $48.7 million, and received proceeds of $340.0 million upon the maturity of certain U.S. Treasury securities. We also acquired strategic investments of $90.5 million, which primarily consists of the investment we have made into the GreenBox VIE.
Net cash and cash equivalents used in investing activities during the year ended September 30, 2023 consisted of $15.7 million of purchased property and equipment. Additionally, during the year ended September 30, 2023, we purchased U.S. Treasury securities for $408.2 million, and received proceeds of $130.0 million upon the maturity of certain U.S. Treasury securities. We also capitalized $5.6 million of internal use software development costs related to internal projects which are targeted to improve the capabilities of our System software.
Financing Activities
Our financing activities typically consist of payments and proceeds related to our equity incentive plans for RSUs and our ESPP, and also include proceeds from the exercise of the vested warrants issued to Walmart as well as proceeds from equity financing transactions.
For the year ended September 28, 2024, the cash provided by financing activities primarily consisted of proceeds of $258.0 million related to the issuance of Class A common stock upon completion of our equity financing in March 2024. Cash of $158.7 million was also received in December 2023 related to the gross exercise by Walmart of their vested Warrant Units. To offset the receipt of cash, we incurred a payment of $48.2 million related to distributions to Symbotic Holdings LLC partners. No other significant financing activities occurred during the year ended September 28, 2024.
For the year ended September 30, 2023, we incurred a payment of $26.7 million for the taxes related to the net share settlement of stock-based compensation awards. We also received proceeds of $2.6 million from the issuance of common stock under our ESPP upon the expiration of the first two offering periods at the end of December 2022 and June 2023, respectively.
Contractual Obligations and Commitments and Liquidity Outlook
Our cash flows from operations along with equity infusions have historically been sufficient to fund our operating activities and other cash requirements. As of September 28, 2024, we have a cash and cash equivalents balance of $727.3 million. Our cash requirements for the year ended September 28, 2024 were primarily related to capital expenditures, inventory purchases in order to deliver to our customers our Systems in an orderly manner in line with our installation timelines, and purchases of marketable securities in order to diversify the composition of our cash balance.
We expect our current cash and cash equivalents, working capital, and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, funding to GreenBox which we may be required to make based on contractual commitments to them (as further disclosed within Note 18, Variable Interest Entities), and minimum contractual obligations. Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. Our operating lease cash requirements have not changed materially since September 30, 2023, and are disclosed within Note 7, Leases, included elsewhere in this Annual Report on Form 10-K.
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
The following table summarizes our current and long-term material cash requirements as of September 28, 2024 for our vendor commitments:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Vendor commitments	$1,286,282	$1,206,331	$79,951	$—	$—
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
Although most of our sales agreements contain standard terms and conditions, certain agreements contain multiple performance obligations or non-standard terms and conditions. For customer contracts that contain more than one performance obligation, we allocate the total transaction consideration to each performance obligation based on the relative stand-alone selling price of each performance obligation within the contract. To determine stand-alone selling price, we maximize the use of observable standalone sales and observable data, where available. When there is an insufficient history of standalone sales, we use judgment to estimate the standalone selling price. These estimates leverage available information that may include other observable inputs or use the expected cost-plus margin approach to estimate the price we would charge if the products and services were sold separately. We rely on either observable standalone sales or an expected cost plus a margin approach to determine the standalone selling price of offerings, depending on the nature of the performance obligation.
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
As there was no public market for our common units prior to the Business Combination, the estimated fair value of our Class C Units had been determined based on enterprise valuations performed by management with the assistance of a third-party valuation firm. The third-party valuations of our common units were prepared in accordance with the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Guide”), which prescribes several valuation approaches for determining the value of an enterprise, such as the cost, market, and income approaches, and various methodologies for allocating the value of an enterprise to its capital structure and specifically the common stock.
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
Warrant Transactions
Warrants to purchase units accounted for as equity instruments represent the warrants issued to Walmart and Sunlight as discussed in Note 21, Stock-Based Compensation and Warrant Units. We have previously adopted Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (“ASU 2019-08”), which requires entities to measure and classify share-based payment awards granted to a customer by applying the guidance under Topic 718.
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
Income Taxes
Deferred tax assets are reduced by a valuation allowance when we believe that it is more-likely- than-not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in estimating valuation allowances for deferred tax assets. The realization of a deferred tax asset ultimately depends on the existence of sufficient taxable income in the applicable carryback or carryforward periods. We consider the nature, frequency, and severity of current and cumulative losses as well as the reversal of existing deferred tax liabilities, historical and forecasted taxable income (exclusive of reversing temporary differences and carryforwards) in our assessment. In evaluating such projections, we consider our history of profitability and cumulative earnings/losses, the competitive environment, and general economic conditions. In addition, we consider the timeframe over which it would take to utilize the deferred tax assets prior to their expiration. To the extent we determine that, based on the weight of available evidence, all or a portion of our valuation allowance is no longer necessary, we will recognize the change in the period such determination occurs. It is possible that such change to our valuation allowance could have a material impact on our consolidated results of operations and/or financial position.
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
Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by us as a result of exchanges by the Legacy Warehouse Holders. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which we are able to utilize certain tax benefits to reduce our cash taxes paid to a taxing authority. Amounts payable under the TRA are contingent upon, among other things, the generation of future taxable income. The projection of future taxable income involves significant judgment. In projecting future taxable income, we consider our historical results and incorporate certain assumptions including our growth rate and the amount, character, and timing of the taxable income in the future. Actual taxable income may differ from our estimates, which could significantly impact the liability under the TRA. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of our earnings, changes in tax legislation and tax rates or other factors that may impact our tax savings will be reflected in income before taxes on the Consolidated Statements of Operations in the period in which the change occurs.
Off-Balance Sheet Arrangements:
As of September 28, 2024, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.
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
Interest Rate Sensitivity
We had cash and cash equivalents totaling $727.3 million and $258.8 million as of September 28, 2024, and September 30, 2023, respectively. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less, are stated at cost, and approximate fair value. We had no marketable securities at September 28, 2024 and short-term available for sale marketable securities consisting of U.S. Treasury Securities of $286.7 million at September 30, 2023. Our investment policy and strategy are focused on preservation of capital, supporting our liquidity requirements, and delivering competitive returns subject to prevailing market conditions. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash and investments with original maturities of three months.
Foreign Currency Risk
Although we are exposed to foreign currency risk from our international operations, we do not consider it to have a material impact. Certain of our transactions (and those of our subsidiaries) are denominated in currencies other than the functional currency. Foreign currency transaction losses were less than $0.1 million for the years ended September 28, 2024, September 30, 2023 and September 24, 2022, and were recorded within other income, net on the consolidated statements of operations.
Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
The Company’s cash and cash equivalents are generally held with large financial institutions. Although the Company’s deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of September 28, 2024, its risk relating to deposits exceeding federally insured limits was not significant.
The Company has no significant off-balance sheet risk such as foreign exchange contracts, options contracts, or other hedging arrangements.

The Company believes its credit policies are prudent and reflect normal industry terms and business risk. The Company generally does not require collateral from its customers and generally requires payment 30 days from the invoice date. At September 28, 2024, one customer accounted for over 10% of the Company’s accounts receivable balance, and two customers accounted for over 10% of the Company’s accounts receivable balance at September 30, 2023.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Symbotic Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Symbotic Inc. and subsidiaries (the “Company”) as of September 28, 2024 and September 30, 2023, the related consolidated statements of operations, comprehensive loss, changes in redeemable preferred and common units and equity (deficit), and cash flows for each of the three years in the period ended September 28, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated December 4, 2024 expressed an adverse opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Systems Revenue – Estimation of Costs at Completion
As described further in Note 2 to the financial statements, the Company recognizes Systems revenue over time using a cost-to-cost measure of progress. Under this method, revenue is recorded based on the ratio of costs incurred over total estimated costs at completion. The estimation of costs at completion is complex, requires significant judgment, and is subject to many variables such as the availability and cost of materials and services to be procured from third party vendors to build the Systems, outstanding key contract matters, progress towards completion and the related program schedule. We identified the estimation of costs at completion as a critical audit matter.
The principal consideration for our determination that the estimation of costs at completion is a critical audit matter is management’s use of significant judgment when determining such cost estimates. Auditing these estimates required our especially challenging, subjective, and complex auditor judgment.
Our audit procedures related to the estimation of costs at completion included the following, among others.

•We obtained an understanding and evaluated the appropriateness and consistency of the methods and processes used by management to develop these cost estimates.
•We inquired of project managers and others directly involved in building the Systems to evaluate management’s ability to satisfy the requirements of the contract, and to assess project status and challenges which may affect the cost estimates.
•We evaluated the reasonableness of the significant judgments used by management to develop its cost estimates through reviewing key terms of the contracts, evaluating costs incurred to date relative to the system’s remaining tasks and timeline, and inspecting analyses and documentation used to support the cost estimates, as applicable.
•We performed retrospective reviews when evaluating management’s estimation process by assessing estimates against actual outcomes, including the comparison of margin estimates of in-process contracts and actual margins generated by similar contracts that have been completed.
•We tested the underlying data used in developing estimated costs at completion, including testing the completeness and accuracy of the actual costs incurred to-date.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Boston, Massachusetts
December 4, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Symbotic Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Symbotic Inc. and subsidiaries (the “Company”) as of September 28, 2024 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 28, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.
The Company did not effectively design and execute controls over the timing of the recognition of revenue and cost of revenue. Additionally, the Company did not effectively design and execute controls over the recognition of revenue from cost overruns that are not billable to customers.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 28, 2024. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated December 4, 2024 which expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Other information
We do not express an opinion or any other form of assurance on the remediation plans or related actions described in the Management’s Report on Internal Control Over Financial Reporting.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
December 4, 2024

Symbotic Inc.
Consolidated Balance Sheets
(in thousands, except share information)

	September 28, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$727,310	$258,770
Marketable securities	—	286,736
Accounts receivable	201,548	69,206
Unbilled accounts receivable	218,233	121,149
Inventories	106,136	136,121
Deferred expenses	1,058	34,577
Prepaid expenses and other current assets	101,252	85,236
Total current assets	1,355,537	991,795
Property and equipment, net	97,109	34,507
Intangible assets, net	3,664	217
Equity method investment	81,289	—
Other assets	40,953	24,191
Total assets	$1,578,552	$1,050,710
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$175,188	$109,918
Accrued expenses and other current liabilities	165,644	128,314
Deferred revenue	676,314	787,227
Total current liabilities	1,017,146	1,025,459
Deferred revenue	129,233	—
Other liabilities	42,043	27,967
Total liabilities	1,188,422	1,053,426

Commitments and contingencies (Note 17)

Equity:
Class A Common Stock, 3,000,000,000 shares authorized, 104,689,377 and 82,112,881 shares issued and outstanding at September 28, 2024 and September 30, 2023, respectively	13	8
Class V-1 Common Stock, 1,000,000,000 shares authorized, 76,965,386 and 66,931,097 shares issued and outstanding at September 28, 2024 and September 30, 2023, respectively	7	7
Class V-3 Common Stock, 450,000,000 shares authorized, 404,309,196 and 407,528,941 shares issued and outstanding at September 28, 2024 and September 30, 2023, respectively	40	41
Additional paid-in capital - warrants	—	58,126
Additional paid-in capital	1,523,692	1,254,022
Accumulated deficit	(1,323,925)	(1,310,435)

Accumulated other comprehensive loss	(2,594)	(1,687)
Total stockholders' equity	197,233	82
Noncontrolling interest	192,897	(2,798)
Total equity	390,130	(2,716)
Total liabilities and equity	$1,578,552	$1,050,710
The accompanying notes are an integral part of these consolidated financial statements.

Symbotic Inc.
Consolidated Statements of Operations
(in thousands, except share and per share information)

	Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Revenue:
Systems	$1,705,440	$1,138,059	$567,993
Software maintenance and support	14,173	6,601	3,735
Operation services	68,566	32,231	21,584
Total revenue	1,788,179	1,176,891	593,312
Cost of revenue:
Systems	1,466,841	940,076	464,179
Software maintenance and support	8,949	9,222	4,390
Operation services	66,723	37,854	25,096
Total cost of revenue	1,542,513	987,152	493,665
Gross profit	245,666	189,739	99,647
Operating expenses:
Research and development expenses	173,457	195,042	124,141
Selling, general, and administrative expenses	188,934	217,927	115,881
Total operating expenses	362,391	412,969	240,022
Operating loss	(116,725)	(223,230)	(140,375)
Other income, net	37,042	10,716	1,286
Loss before income tax and equity method investment	(79,683)	(212,514)	(139,089)
Income tax benefit (expense)	(4,212)	4,620	—
Loss from equity method investment	(777)	—	—
Net loss	(84,672)	(207,894)	(139,089)
Net loss attributable to Legacy Warehouse unitholders prior to the Business Combination	—	—	(72,134)
Net loss attributable to noncontrolling interests	(71,182)	(184,028)	(60,092)
Net loss attributable to common stockholders	$(13,490)	$(23,866)	$(6,863)

Loss per share of Class A Common Stock: (1)
Basic and Diluted	$(0.14)	$(0.37)	$(0.13)
Weighted-average shares of Class A Common Stock outstanding:
Basic and Diluted	95,697,368	64,338,580	54,086,381
(1) Loss per share information has not been presented for periods prior to the Business Combination (as defined in Note 4, Mergers and Acquisitions), as it resulted in values that would not be meaningful to the users of these consolidated financial statements. Refer to Note 4, Mergers and Acquisitions for further information.

The accompanying notes are an integral part of these consolidated financial statements.

Symbotic Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Net loss	$(84,672)	$(207,894)	$(139,089)
Less: Net loss attributable to Legacy Warehouse unitholders prior to the Business Combination	—	—	(72,134)
Less: Net loss attributable to noncontrolling interests	(71,182)	(184,028)	(60,092)
Net loss attributable to common stockholders	$(13,490)	$(23,866)	$(6,863)
Other comprehensive income (loss):
Foreign currency translation adjustments	(75)	(265)	(2,338)
Changes in unrealized gain on investments, net of income taxes of $— for the years ended September 28, 2024, September 30, 2023, and September 24, 2022	(5,481)	5,478	—
Total other comprehensive income (loss)	(5,556)	5,213	(2,338)
Less: other comprehensive income (loss) attributable to Legacy Warehouse unitholders prior to the Business Combination	—	—	37
Less: other comprehensive income (loss) attributable to noncontrolling interests	(4,649)	4,606	—
Other comprehensive income attributable to common stockholders	$(907)	$607	$(2,375)
Comprehensive loss	(90,228)	(202,681)	(141,427)
Less: Comprehensive loss attributable to Legacy Warehouse unitholders prior to the Business Combination	—	—	(72,097)
Less: Comprehensive loss attributable to noncontrolling interests	(75,831)	(179,422)	(62,228)
Total comprehensive loss attributable to common stockholders	$(14,397)	$(23,259)	$(7,102)
The accompanying notes are an integral part of these consolidated financial statements

Symbotic Inc.
Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit)
(in thousands, except unit and share information)

	Redeemable Preferred and Common Units														Additional Paid-In Capital - Warrants	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Common Units, Class C		Preferred Units, Class B-1		Preferred Units, Class B		Common Voting Units, Class A		Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 25, 2021	428,571	$144,975	1	$232,278	1	$459,007	5,997,632	$16,809	—	$—	—	$—	—	$—	$26,999	$—	$(2,092)	$(1,154,944)	$—	$(1,113,228)
Retroactive application of recapitalization ratio (1)	24,493,538	—	24,041,299	—	47,508,299	—	361,551,314	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjusted balance, beginning of period	24,922,109	$144,975	24,041,300	$232,278	47,508,300	$459,007	367,548,946	$16,809	—	$—	—	$—	—	$—	$26,999	$—	$(2,092)	$(1,154,944)	$—	$(1,113,228)
Granted	1,052,952	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited	(1,052,952)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Unit-based compensation	—	52	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Class C Units to redemption value	—	28,433	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,433)	—	(28,433)
Preferred return	—	—	—	8,130	—	16,065	—	—	—	—	—	—	—	—	—	—	—	(24,195)	—	(24,195)
Issuance of common stock under stock plans	—	—	—	—	—	—	—	—	1,831,505	—	—	—	—	—	—	219	—	—	(219)	—
Issuance of sponsor shares	—	—	—	—	—	—	—	—	3,616,000	—	—	—	—	—	—	431	—	—	(431)	—
Issuance of earnout units upon triggering event	—	—	—	—	—	—	—	—	—	—	20,000,000	2	—	—	—	(258)	—	—	256	—
Exchange of Class V-1 common stock	—	—	—	—	—	—	—	—	1,607,185	—	(1,607,185)	—	—	—	—	212	—	—	(212)	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,794	—	—	24,013	26,807
Additional paid-in capital adjustment resulting from VAP Unit modification	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,475	—	—	21,275	23,750
Provision for warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	74,280	—	—	—	—	74,280
Exercise of warrants	—	—	—	—	—	—	43,756,942	320,929	—	—	—	—	—	—	(43,153)	—	—	—	—	277,776
Net loss pre business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(72,134)	—	(72,134)
Other comprehensive loss pre business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	37	—	—	37
Recapitalization of Preferred Units, Class C Units, Class A Voting Units, and creation of NCI (net of transaction costs of $37,104)	(24,922,109)	(173,460)	(24,041,300)	(240,408)	(47,508,300)	(475,072)	(411,305,888)	(337,738)	—	—	60,844,573	6	416,933,025	42	—	1,191,567	—	—	(301,973)	551,904
Recapitalization of SVF equity, PIPE, and FPA (net of transaction costs of $30,315)	—	—	—	—	—	—	—	—	50,664,146	5	—	—	—	—	—	40,425	—	—	381,276	421,706
Net loss post business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,863)	(60,092)	(66,955)

Other comprehensive loss post business combination	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(239)	—	(2,136)	(2,375)
Balance at September 24, 2022	—	—	—	—	—	—	—	—	57,718,836	6	79,237,388	8	416,933,025	42	58,126	1,237,865	(2,294)	(1,286,569)	61,756	68,940
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,866)	(184,028)	(207,894)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	—	—	—	—	—	—	—	—	2,825,576	—	—	—	—	—	—	(3,337)	—	—	(23,161)	(26,498)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	—	—	—	—	—	—	—	—	225,788	—	—	—	—	—	—	91	—	—	704	795
Exchange of Class V-1 and Class V-3 common stock	—	—	—	—	—	—	—	—	21,342,681	2	(11,938,597)	(1)	(9,404,084)	(1)	—	956	—	—	(956)	—
Cancellation of Class V-1 common stock	—	—	—	—	—	—	—	—	—	—	(367,694)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	18,447	—	—	138,281	156,728
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	607	—	4,606	5,213
Balance at September 30, 2023	—	—	—	—	—	—	—	—	82,112,881	8	66,931,097	7	407,528,941	41	58,126	1,254,022	(1,687)	(1,310,435)	(2,798)	(2,716)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,490)	(71,182)	(84,672)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	—	—	—	—	—	—	—	—	6,790,081	1	—	—	—	—	—	(3,103)	—	—	(50)	(3,152)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	—	—	—	—	—	—	—	—	230,548	—	—	—	—	—	—	5,465	—	—	—	5,465
Exchange of Class V-1 and Class V-3 common stock	—	—	—	—	—	—	—	—	9,055,867	3	(5,836,122)	(3)	(3,219,745)	(1)	—	(9,747)	—	—	9,747	(1)
Issuance of common stock in connection with equity offering	—	—	—	—	—	—	—	—	6,500,000	1	—	—	—	—	—	257,985	—	—	—	257,986
Distributions to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(48,413)	(48,413)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	19,070	—	—	93,414	112,484
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(907)	—	(4,649)	(5,556)
Exercise of warrants	—	—	—	—	—	—	—	—	—	—	15,870,411	3	—	—	(58,126)	—	—	—	216,828	158,705
Balance at September 28, 2024	—	$—	—	$—	—	$—	—	$—	104,689,377	$13	76,965,386	$7	404,309,196	$40	$—	$1,523,692	$(2,594)	$(1,323,925)	$192,897	$390,130
(1) As part of the Business Combination (as disclosed in Note 4, Mergers and Acquisitions and Note 19, Equity), all per share information has been retroactively adjusted using the Exchange Ratio as stipulated by the Merger Agreement
The accompanying notes are an integral part of these consolidated financial statements.

Symbotic Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Cash flows from operating activities:
Net loss	$(84,672)	$(207,894)	$(139,089)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,480	11,311	5,989
Foreign currency losses (gains)	(8)	(3)	25
(Gain) on investments	(10,084)	—	—
Loss on disposal of assets	337	2,914	4,098
Provision for excess and obsolete inventory	33,330	22,276	987
Deferred taxes, net	3,917	(4,620)	—
Stock-based compensation	112,208	154,227	26,858
Changes in operating assets and liabilities:
Accounts receivable	(132,305)	(65,817)	(508)
Inventories	103	(66,380)	(60,559)
Prepaid expenses and other current assets	(112,050)	(78,906)	(121,143)
Deferred expenses	(4,936)	(5,428)	(28,665)
Other assets	(8,263)	(18,635)	49
Accounts payable	65,270	41,415	41,528
Accrued expenses and other current liabilities	38,467	64,743	37,898
Deferred revenue	18,318	361,518	80,377
Other liabilities	(1,189)	20,073	3,908
Net cash provided by (used in) operating activities	(58,077)	230,794	(148,247)
Cash flows from investing activities:
Purchases of property and equipment	(42,237)	(15,688)	(17,950)
Capitalization of internal use software development costs	(2,137)	(5,638)	—
Proceeds from sale of assets	—	71	—
Proceeds from maturities of marketable securities	340,000	130,000	—
Purchases of marketable securities	(48,660)	(408,209)	—
Acquisitions of strategic investments	(90,485)	—	—
Net cash provided by (used in) investing activities	156,481	(299,464)	(17,950)
Cash flows from financing activities:
Payment for taxes related to net share settlement of stock-based compensation awards	(3,181)	(26,674)	—
Net proceeds from issuance of common stock under employee stock purchase plan	5,743	2,573	—
Proceeds from issuance of Class A Common Stock	257,985	—	—
Proceeds from exercise of warrants	158,704	—	277,776
Distributions to Symbotic Holdings LLC partners	(48,215)	—	—
Net proceeds from equity infusion from the Business Combination	—	—	384,672
Purchase of interest from non-controlling interest	—	—	(300,000)

Net cash provided by (used in) financing activities	371,036	(24,101)	362,448
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	232	572
Net increase (decrease) in cash, cash equivalents, and restricted cash	469,436	(92,539)	196,823
Cash, cash equivalents, and restricted cash —beginning of period	260,918	353,457	156,634
Cash, cash equivalents, and restricted cash —end of period	$730,354	$260,918	$353,457

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$5,818	$8,734	$—
Transfer of equipment from deferred cost to property and equipment	$38,454	$—	$—
Warrant associated with supplier agreement	$12,308	$—	$—
Preferred Return, Class B-1	$—	$—	$8,130
Preferred Return, Class B	$—	$—	$16,065
The accompanying notes are an integral part of these consolidated financial statements.

Symbotic Inc.
Notes to the Consolidated Financial Statements
1. Organization and Operations
SVF Investment Corp. 3, formerly known as SVF Investment III Corp., (“SVF 3” and, after the Domestication as described below, “Symbotic” or the “Company”) was a blank check company incorporated as a Cayman Islands exempted company on December 11, 2020. SVF 3 was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. Warehouse Technologies LLC (“Legacy Warehouse”), a New Hampshire limited liability company, was formed in December 2006 to make investments in companies that develop new technologies to improve operating efficiencies in modern warehouses. Symbotic LLC, a technology company that develops and commercializes innovative technologies for use within warehouse operations and Symbotic Group Holdings, ULC (“Symbotic Canada”) were wholly-owned subsidiaries of Legacy Warehouse. On December 12, 2021, (i) SVF 3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legacy Warehouse, Symbotic Holdings LLC, a Delaware limited liability company (“Symbotic Holdings”), and Saturn Acquisition (DE) Corp., a Delaware corporation and wholly owned subsidiary of SVF 3 (“Merger Sub”) and (ii) Legacy Warehouse entered into an Agreement and Plan of Merger (the “Company Merger Agreement”) with Symbotic Holdings.
On June 7, 2022, as contemplated by the Company Merger Agreement, Legacy Warehouse merged with and into Symbotic Holdings (the “Company Reorganization”), with Symbotic Holdings surviving the merger (“Interim Symbotic”). Immediately following such merger, on June 7, 2022, as contemplated by the Merger Agreement, SVF 3 filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SVF 3 was transferred by way of continuation from the Cayman Islands and domesticated as a Delaware corporation, changing its name to “Symbotic Inc.” (the “Domestication”). Immediately following the Domestication of SVF 3, on June 7, 2022, as contemplated by the Merger Agreement, Merger Sub merged with and into Interim Symbotic (the “Merger” and, together with the Company Reorganization, the “Business Combination”), with Interim Symbotic surviving the merger as a subsidiary of Symbotic (“New Symbotic Holdings”). The Business Combination is further described in Note 4, Mergers and Acquisitions.
Symbotic is an automation technology company established to develop technologies to improve operating efficiencies in modern warehouses. The Company's vision is to make the supply chain work better for everyone. The Company does this by developing innovative, comprehensive technology solutions that dramatically improve supply chain operations. The Company currently automates the processing of pallets and cases in large warehouses or distribution centers for some of the largest retail companies in the world. Its systems enhance operations at the front end of the supply chain, and therefore benefit all supply partners further down the chain, irrespective of fulfillment strategy.
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
Certain transactions of the Company and its subsidiaries are denominated in currencies other than the functional currency. Foreign currency transaction losses were less than $0.1 million for the year ended September 28, 2024, and less than $0.1 million for the years ended September 30, 2023 and September 24, 2022, and were recorded within other income, net on the consolidated statements of operations.
The Company operates and reports using a 52-53 week fiscal year ending on the last Saturday closest to September 30. Accordingly, the Company’s fiscal quarters end on the last Saturday that falls closest to the last day of the third month of each quarter. The fiscal year ended September 28, 2024 was a 52-week period, the fiscal year ended September 30, 2023 was a 53-week period, and the fiscal year ended September 24, 2022 was a 52-week period.
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
As described in Note 3, Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements, the Company’s unaudited condensed consolidated financial statements as of and for the fiscal quarters ended December 30, 2023, March 30, 2024, and June 29, 2024 have been restated as a result of the Company’s identification, during fiscal year 2024, of goods and services primarily relating to specific milestone achievements being expensed prior to the time that the corresponding milestones were achieved. This resulted in the acceleration of the recognition of cost of revenue. Given that the Company recognizes revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue. Additionally, the Company identified errors in its revenue recognition related to cost overruns on certain deployments that will not be billable, which additionally impacted System revenue. Further, the Company identified, during fiscal year 2024, a classification error within equity, which was corrected as part of the aforementioned restatement. The restated unaudited condensed consolidated financial statement line items are indicated as “Restated” in the unaudited selected quarterly financial data. See Note 3, Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements for further discussion.
Business Combination
The Business Combination was accounted for as a reverse recapitalization as Legacy Warehouse was determined to be the accounting acquirer under FASB ASC Topic 805, Business Combinations. This determination was primarily based on Legacy Warehouse comprising the ongoing operations of the combined entity, Legacy Warehouse's senior management comprising the majority of the senior management of the combined company, and the prior shareholders of Legacy Warehouse owning a majority of the voting power of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity upon consummation of the Business Combination represented a continuation of the financial statements of Legacy Warehouse with the merger being treated as the equivalent of Legacy Warehouse issuing stock for the net assets of SVF 3, accompanied by a recapitalization. Operations prior to the Business Combination are presented as those of Legacy Warehouse in future reports of the combined entity. The recapitalization had no effect on reported net loss and comprehensive loss, cash flows, total assets, or members' deficit as previously reported. See Note 4, Mergers and Acquisitions, for additional information.
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
Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. As of the date of issuance of these financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, assumptions, and judgments or revise the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained and will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the Company’s financial statements.
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

	Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Cash and cash equivalents	$727,310	$258,770	$353,457
Restricted cash classified in:
Prepaid expenses and other current assets	870	—	—
Other assets	2,174	2,148	—
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$730,354	$260,918	$353,457
Accounts Receivable
Accounts receivable consists primarily of trade receivables from customers. The Company estimates the current expected credit losses for accounts receivable based on the aging of the receivables, customer financial statements, historical collection experience, existing economic conditions, and other available information. The Company had no current expected credit losses at September 28, 2024, September 30, 2023, and September 24, 2022.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
The Company’s cash and cash equivalents are generally held with large financial institutions. Although the Company’s deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of September 28, 2024, its risk relating to deposits exceeding federally insured limits was not significant.
The Company has no significant off-balance sheet risk such as foreign exchange contracts, options contracts, or other hedging arrangements.
The Company believes its credit policies are prudent and reflect normal industry terms and business risk. The Company generally does not require collateral from its customers and generally requires payment 30 days from the invoice date. For the years ended September 28, 2024, September 30, 2023, and September 24, 2022, there was one customer that accounted for 10% or more of total revenue. The following table represents this customers’ aggregate percent of total revenue.

	Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Customer A	86.9%	88.4%	94.4%
At September 28, 2024, one customer accounted for over 10% of the Company’s accounts receivable balance, and two customers accounted for over 10% of the Company’s accounts receivable balance at September 30, 2023. The following table represents these customers’ aggregate percent of total accounts receivable. The symbol “n/a” indicates that such customer’s accounts receivable balance at the period indicated within the table did not exceed 10% of the Company’s accounts receivable balance.

	September 28, 2024	September 30, 2023
Customer A	92.8%	86.6%
Customer B	n/a	10.3%
Aggregate Percent of Total Accounts Receivable	92.8%	96.9%
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
Volume of Business
The Company has concentration in the volume of purchases it conducts with its suppliers. For the fiscal year ended September 28, 2024, there were two suppliers that accounted for greater than 10% of total purchases, and the aggregate purchases from those two suppliers amounted to $343.0 million. For the fiscal year ended September 30, 2023, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases from that supplier amounted to $164.8 million.
Fair Value Measurements
The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, and accounts payable. The carrying amounts of these financial instruments approximate their fair value due to their short-term nature.
Derivative Instruments
The Company entered into warrant agreements and a development and supply agreement with a supplier that, subject to meeting certain conditions, entitles the Company to acquire a fixed number of shares of the supplier during a period of time set forth in the warrant agreements. The warrants are accounted for as a derivative instrument under ASC Topic 815, Derivatives and Hedging.
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

Estimated Useful Life
Computer equipment and software, furniture and fixtures, and test and other equipment	3 - 5 years
Internal use software	5 years
Leasehold improvements	Shorter of estimated useful life or remaining term of the lease
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
The Company capitalizes certain internal and external costs incurred to acquire or create internal use software. Capitalized costs include external consulting fees, payroll and payroll-related costs and stock-based compensation for employees who are directly associated with, and who devote time to, the Company’s internal use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project; capitalization continues during the application development stage and ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training, and post-implementation stages of the software development life cycle are expensed as incurred. Capitalized internal use software is included in property, plant, and equipment and is depreciated over 5 years once development is complete. For capitalized internal use software costs which meet the criteria of a hosting arrangement that is a service contract, such as the Company’s costs capitalized related to its ERP implementation project, these costs are capitalized to prepaid expenses and other current assets on the Company’s consolidated balance sheets. Refer to Note 9, Property and Equipment for further discussion of these costs.
Acquired Intangible Assets and Long-Lived Assets
Acquired intangible assets consist of developed technology, customer relationships, and trademarks. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives.
The Company periodically evaluates the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If circumstances require a long-lived asset or asset group to be tested for impairment, then assets are required to be grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If the carrying amount of the assets exceeds the expected future undiscounted net cash flows to be generated by the assets, then an impairment charge is recognized to the extent the carrying amount of the asset exceeds its fair value. No impairment losses were recognized in the years ended September 28, 2024 and September 24, 2022 and $0.1 million impairment losses were recognized in the year ended September 30, 2023.
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
As most of the Company’s lease arrangements do not provide an implicit interest rate, an incremental borrowing rate is applied in determining the present value of future payments. The Company’s incremental borrowing rate is selected based upon information available at the lease commencement date and represents the Company’s estimate of an interest rate that it would be able to obtain from a lender to borrow, on a collateralized basis, over a similar term to obtain an asset of similar value in a similar economic environment.
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
The Company generates revenue through its design and installation of supply chain automation systems (the “Systems”) to automate customers’ depalletizing, storage, selection, and palletization warehousing processes. The Systems have both a hardware component and an essential software component that enables the system to be programmed to operate within specific customer environments. The Company enters into contracts with customers that can include promises to (1) design and install the System, (2) provide software maintenance and support related to the System, and (3) assist customers in operating the System. These promises are generally distinct and accounted for as separate performance obligations. As a result, each customer contract may contain multiple performance obligations. The Company determines whether performance obligations are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether the product or service is separately identifiable from other products and services in the contract.

The Company has identified the following distinct performance obligations in its contracts with customers:
1.Systems: The Company designs, assembles, and installs modular hardware systems and performs configuration of essential software. Systems include the delivery of hardware and an essential software component, sold as either a perpetual or term-based on-premise license, that automate customers’ depalletizing, storage, selection, and palletization warehousing processes. The modular hardware and essential software are each not capable of being distinct because a customer cannot benefit from the hardware or software on their own. Accordingly, they are treated as a single performance obligation. Fees for systems are typically fixed or cost-plus fixed fee amounts that are due based on the achievement of a variety of milestones beginning at contract inception through final acceptance. The substantial majority of the Company’s software component is sold as a perpetual on-premise license; however, the Company does sell an immaterial amount of term-based on-premise licenses.
2.Software maintenance and support: Software maintenance and support refer to support services that provide the customer with technical support, updates, and upgrades to the software license. Fees for the software maintenance and support services are typically payable in advance on a quarterly, or annual basis over the term of the software maintenance and support service contract, which term can range from one to 15 years but, for a substantial majority of the Company’s software maintenance and support contracts, is 15 years.
3.Operation services: The Company provides the customer with assistance operating the System and ensuring user experience is optimized for efficiency and effectiveness. Fees for operation services are typically invoiced to customers on a time and materials basis monthly in arrears or using a fixed fee structure. Also included in Operation Services is revenue generated from the sales of spare parts to customers as needed to service their System.
The Company recognizes revenue upon transfer of control of promised goods or services in a contract with a customer, generally as title and risk of loss pass to the customer, in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Revenue is recognized only to the extent that it is probable that a significant reversal of revenue will not occur and when collection is considered probable. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue. Shipping and handling costs billed to customers are included in revenue and the related costs are included in cost of revenue when incurred. The Company presents amounts collected from customers for sales and other taxes net of the related amounts remitted.
For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on the relative observable standalone selling price when available. If an observable standalone selling price is not available, the Company estimates the standalone selling price of each performance obligation, which is generally based on an expected cost plus a margin approach.
The design, assembly, and installation of a System includes substantive customer-specified acceptance criteria that allow the customer to accept or reject Systems that do not meet the customer’s specifications. When the Company cannot objectively determine that acceptance criteria will be met upon contract inception, revenue relating to Systems is deferred and recognized at a point in time upon final acceptance from the customer. If acceptance can be reasonably certain upon contract inception, revenue is recognized over time based on an input method, using a cost-to-cost measure of progress. Under this method, revenue is recorded based on the ratio of costs incurred over total estimated contract costs. This method provides a faithful depiction of the transfer of the System to the customer because the costs incurred represent the Company’s inputs towards satisfying the performance obligation. Systems revenue is predominantly recognized over time. Contract costs are incurred over a period of time, which can span multiple years, and the estimation of these costs requires management’s judgment. Due to the nature of the work required to be performed on the Systems and the Company’s reliance on the availability and cost of materials required to be procured from third party vendors to build the systems, the estimation of total revenue and cost at completion is complex, subject to many variables, and requires significant judgment on a contract-by-contract basis. As part of this process, the Company reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. Changes in estimates of net sales, cost of sales, and the related impact to operating profit are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage of completion in the current period.
The transaction price allocated to the software maintenance and support services is recognized ratably as revenue over the term of the related contract. The transaction price allocated to operation services is recognized as revenue over time as the services are performed and costs are incurred.
Typically, consideration is due from customers in advance or upon the achievement of billing milestones, the timing of which does not always align with the satisfaction of performance obligations, creating contract assets or contract liabilities. Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. Contract assets are transferred to accounts receivable when the rights become unconditional, which typically occurs within 12 months from the reporting date. Contract assets are presented as unbilled receivables in the consolidated balance sheets. Contract liabilities consist of deferred revenue and relate to the Company’s obligation to transfer goods and services in exchange for consideration already received or due from customers. Deferred revenue is recorded when the Company has a right to invoice or payments have been received for undelivered products or services, or in situations where revenue recognition criteria have not been met. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as long-term deferred revenue.
Costs to fulfill a contract are presented as deferred expenses on the consolidated balance sheets and consist of costs incurred by the Company to fulfill its obligations under a contract once it is obtained, but before transferring goods or services to the customer. These costs relate directly to a contract that the Company can specifically identify, are costs to generate or enhance resources of the Company that are used in satisfying performance obligations and are costs which are expected to be recovered. Accordingly, these costs are recognized on the consolidated balance sheets as an asset and are recognized consistent with the pattern of the transfer of the goods or services to which the asset relates. For all contracts, the Company recognizes anticipated contract losses as a charge to cost of revenue as soon as they become evident. There were no contract losses recorded in the consolidated statements of operations for the fiscal years ended September 28, 2024, September 30, 2023, and September 24, 2022. There were no anticipated contract losses recorded in accrued expenses on the consolidated balance sheets as of September 28, 2024 and September 30, 2023.
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
Warrant Transactions
On July 23, 2023, the Company, New Symbotic Holdings, and Symbotic US (collectively, the “Symbotic Group”), entered into a Framework Agreement (the “Framework Agreement”) with Sunlight Investment Corp., a Delaware corporation (“Sunlight”), SVF II Strategic Investments AIV LLC, a Delaware limited liability company (“SVF” and, together with Sunlight, “SoftBank”), and GreenBox Systems LLC, a Delaware limited liability company (“GreenBox”), related to the formation of GreenBox as a strategic joint venture between the Symbotic Group and SoftBank, the entry into a Limited Liability Company Agreement of GreenBox and Master Services, License and Equipment Agreement and the issuance of a warrant to purchase Class A Common Stock of Symbotic (the “GreenBox Warrant”). The GreenBox Warrant issues SoftBank warrants to acquire up to an aggregate of 11,434,360 shares of Symbotic Class A common stock, subject to certain vesting conditions as GreenBox makes expenditures of the Company’s warehouse automation system under the Framework Agreement. Upon vesting, shares may be acquired at an exercise price of $41.9719. The right to purchase shares in connection with the GreenBox Warrant expires on July 23, 2032.

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

Income Taxes
As a result of the Business Combination, the Company was appointed as the sole managing member of Symbotic Holdings. Symbotic Holdings is a limited liability company that is treated as a partnership for U.S. federal income tax purposes and for most applicable state and local income taxes. Any taxable income or loss generated by Symbotic Holdings is passed through to and included in the taxable income or loss of its members, including the Company, on a pro rata basis, subject to applicable tax regulations. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of Symbotic Holdings. Additionally, there are foreign subsidiaries of Symbotic Holdings that are subject to income tax in their local jurisdictions. Refer to Note 12, Income Taxes, for further details.
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
Emerging Growth Company
For the fiscal years ended September 30, 2023 and September 24, 2022, the Company was an emerging growth company (“EGC”), as defined in Section 2(a) of the Securities Act of 1933, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs but any such an election to opt out is irrevocable. The Company had not elected to opt out of such extended transition period which means that when a financial accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, was allowed to adopt the new or revised standard at the time private companies adopt the new or revised standard. The Company was eligible to use this extended transition period under the JOBS Act until the earlier of the date it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act.
If any of the following conditions are met, then the Company ceases to be an EGC: (i) the end of the fiscal year in which total annual gross revenue exceeds $1.235 billion, (ii) the last day of the Company’s fiscal year following March 11, 2026 (the fifth anniversary of the date on which SVF 3 consummated the initial public offering of SVF 3), (iii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the preceding three-year period; or (iv) the end of the fiscal year in which the market value of the Company’s common stock held by non-affiliates exceeds $700 million as of the last business day of the most recently completed second fiscal quarter. For the fiscal year ended September 28, 2024, the Company ceased to be an EGC, as the market value of the Company’s common stock held by non-affiliates as of the last business day of the most recently completed second fiscal quarter ended March 30, 2024 was approximately 1,934 million (based on the closing sales price of the Class A common stock on March 28, 2024 of $45.00).
Recently Issued Or Adopted Accounting Pronouncements
The Company has implemented all applicable accounting pronouncements that are in effect and there are no new accounting pronouncements that have been issued that would have a material impact on its financial position or results of operations.
3. Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements (Unaudited)
As described in Item 4.02 of the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2024, on November 18, 2024, the Audit Committee of the Board of Directors of the Company, after discussions with the Company’s management, determined that the Company’s unaudited condensed consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-Q for the periods ending December 30, 2023 (the “Q1 2024 Form 10-Q”), March 30, 2024 (the “Q2 2024 Form 10-Q”), and June 29, 2024 (the “Q3 2024 Form 10-Q”, and together with the Q1 2024 Form 10-Q and Q2 2024 Form 10-Q, the “2024 Form 10-Qs”), filed with the SEC on February 8, 2024, May 7, 2024, and July 31, 2024, respectively, should no longer be relied upon. As described in Item 4.02 of the Company’s Current Report on Form 8-K/A filed with the SEC on November 27, 2024, on November 25, 2024, the Company identified errors in its revenue recognition related to cost overruns on certain deployments that will not be billable, which additionally impacted the Company’s unaudited condensed consolidated financial statements included in the Q1 2024 Form 10-Q and the Q2 2024 Form 10-Q. The Company, on the recommendation of the Audit Committee of the Company’s Board of Directors, determined to also correct these errors in the previously issued unaudited interim financial statements for the second and third quarters of fiscal year 2024 that were previously filed in the Fiscal 2024 Form 10-Qs (the “Restatement”).
The restatement of the 2024 Form 10-Qs is being made in connection with the Company’s identification, during fiscal year 2024, of goods and services, primarily relating to specific milestone achievements, being expensed prior to the time that the corresponding milestones were achieved. This resulted in the acceleration of the recognition of cost of revenue. Given that the Company recognizes revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue. Additionally, errors were identified in the Company’s revenue recognition related to cost overruns on certain deployments that will not be billable, which additionally impacted System revenue. Further, the Company identified, during fiscal year 2024, a classification error within equity, which was corrected as part of the Restatement.

The following two tables present the Company’s selected quarterly financial data (unaudited):

	Three Months Ended
	December 30, 2023	March 30, 2024	June 29, 2024	September 28, 2024
	As Restated	As Restated	As Restated
	(in thousands, except per share amounts)
Revenue
Systems	$347,705	$370,693	$450,595	$536,447
Total revenue	359,943	393,332	470,338	564,566
Cost of revenue
Systems	283,946	342,124	398,761	442,010
Total cost of revenue	295,886	363,112	415,365	468,150

Gross profit	64,057	30,220	54,973	96,416

Operating income (loss)	(25,099)	(64,894)	(37,620)	10,888
Income (loss) before income tax and equity method investment	(18,900)	(55,082)	(26,005)	20,304
Income tax benefit (expense)	(172)	252	(182)	(4,110)
Net income (loss)	(19,072)	(54,830)	(26,724)	15,954
Net income (loss) attributable to noncontrolling interests	(16,236)	(46,021)	(22,043)	13,118
Net income (loss) attributable to common stockholders	$(2,836)	$(8,809)	$(4,681)	$2,836

Income (loss) per share of Class A Common Stock:
Basic and Diluted(1)	$(0.03)	$(0.09)	$(0.05)	$0.03
(1) For the three months ended September 28, 2024, basic and diluted EPS were calculated as the same value and as such presented on the same line.

	Three Months Ended
	December 24, 2022	March 25, 2023	June 24, 2023	September 30, 2023
	(in thousands, except per share amounts)
Revenue
Systems	$197,901	$257,603	$302,350	$380,205
Total revenue	206,312	266,854	311,837	391,888
Cost of revenue
Systems	160,931	213,060	244,660	321,425
Total cost of revenue	171,118	224,007	258,928	333,099

Gross profit	35,194	42,847	52,909	58,789

Operating loss	(69,569)	(57,717)	(42,009)	(53,935)
Loss before income tax	(67,735)	(55,433)	(39,072)	(50,274)
Income tax benefit (expense)	(251)	17	(5)	4,859
Net loss	(67,986)	(55,416)	(39,077)	(45,415)
Net loss attributable to noncontrolling interests	(60,793)	(49,298)	(34,730)	(39,207)
Net loss attributable to common stockholders	$(7,193)	$(6,118)	$(4,347)	$(6,208)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.12)	$(0.10)	$(0.07)	$(0.08)
4. Mergers and Acquisitions
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
Pursuant to the Merger Agreement, the Legacy Warehouse unitholders were entitled to receive an aggregate of up to 20.0 million New Symbotic Holdings Common Units and an equal number of shares of the Company's Class V-1 Common Stock (“Earnout Shares”). The Earnout Shares were to be issued if the Class A Common Stock volume weighted average price of shares was greater than or equal to $12.00 (“Triggering Event I”), $14.00 (“Triggering Event II”), and $16.00 (“Triggering Event III”) per share for a certain period of time. A total of 6,666,667 Earnout Shares were issued upon Triggering Event I, 6,666,667 Earnout Shares were issued upon Triggering Event II, and 6,666,666 Earnout Shares were issued upon Triggering Event III. All three triggering events were achieved by the end of the preceding fiscal year, September 30, 2023, which resulted in a one-time issuance of 20.0 million of New Symbotic Common Units and an equal number of shares of the Company’s Class V-1 Common Stock to certain existing stockholders of Symbotic Inc.
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
5. Noncontrolling Interests
Upon completion of the Business Combination, the Company issued an aggregate of 60,844,573 shares of Symbotic Class V-1 Common Stock and 416,933,025 shares of Symbotic Class V-3 Common Stock, excluding earnouts, each of which is exchangeable, together with a New Symbotic Holdings Common Unit, into an equal number of Class A Common Stock. Class V-1 and Class V-3 Common Stock are non-economic voting shares in Symbotic Inc. where Class V-1 Common Stock have one vote per share and Class V-3 Common Stock have three votes per share. Class V-3 Common Stock can convert into Class V-1 Common Stock in certain situations, including automatically, seven years following the Business Combination.
The financial results of Legacy Warehouse were consolidated into Symbotic Inc. and the share of the consolidated net loss for the period June 7, 2022 through September 24, 2022 were allocated to noncontrolling interests.
The following table summarizes the ownership of Symbotic Inc. stock for the years ended September 28, 2024 and September 30, 2023, respectively.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at September 24, 2022	57,718,836	496,170,413	553,889,249
Issuances	3,051,364	—	3,051,364
Exchanges	21,342,681	(21,342,681)	—
Cancellations	—	(367,694)	(367,694)
Balance at September 30, 2023	82,112,881	474,460,038	556,572,919	14.8%	85.2%	100%
Issuances	13,520,629	15,870,411	29,391,040
Exchanges	9,055,867	(9,055,867)	—
Cancellations	—	—	—
Balance at September 28, 2024	104,689,377	481,274,582	585,963,959	17.9%	82.1%	100%

6. Revenue
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
Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	September 28, 2024	September 30, 2023
Accounts receivable	$201,548	$69,206
Unbilled accounts receivable	$218,233	$121,149
Contract liabilities	$805,547	$787,227
The change in the opening and closing balances of the Company’s accounts receivable primarily results from the increase in customer system implementations in the current fiscal year as well as the timing of when customer payments are due. The change in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. For the year ended September 24, 2022, the ending balance of accounts receivable, unbilled accounts receivable, and contract liabilities was $3.4 million, $101.8 million, and $425.7 million, respectively. During the years ended September 28, 2024 and September 30, 2023, the Company recognized $723.2 million and $387.6 million, respectively, of the contract liability balance at the beginning of the period as revenue upon transfer of the products or services to customers.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of September 28, 2024 was $22.4 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement with Walmart to implement Systems in all of Walmart’s 42 regional distribution centers, as well as the Commercial Agreement with GreenBox for which Symbotic will implement its System into GreenBox distribution center locations. As the Company accounts for GreenBox as an equity method investment, the remaining performance obligation includes the Company’s proportionate share of unconsolidated variable interest entity contracts. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty as well as operation services contracts. The Company expects to recognize approximately 10% of its remaining performance obligations as revenue in the next 12 months, approximately 60% of its remaining performance obligations as revenue within 1 to 5 years, and the remaining thereafter, which is dependent on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
7. Leases
The Company leases office space in Wilmington, MA and Montreal, QC through operating lease arrangements. The Company has no finance lease agreements. The operating lease arrangements expire at various dates through December 2030.

The following table presents the balance sheet location of the Company’s operating leases (in thousands):

September 28, 2024
ROU assets:
Other long-term assets	$15,257

Lease Liabilities:
Accrued expenses and other current liabilities	$1,647
Other long-term liabilities	16,076
Total lease liabilities	$17,723
The following table presents maturities of the Company’s operating lease liabilities as of September 28, 2024, presented under ASC Topic 842 (in thousands):

September 28, 2024
Fiscal year 2025	$2,957
Fiscal year 2026	3,408
Fiscal year 2027	3,681
Fiscal year 2028	3,791
Fiscal year 2029 and thereafter	8,955
Total future minimum payments	$22,792
Less: Implied interest	(5,069)
Total lease liabilities	$17,723
As of September 28, 2024, the weighted-average remaining lease term and the weighted-average incremental borrowing rate of the Company’s operating leases was approximately 5.88 years and 8.0%, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $1.6 million for the year ended September 28, 2024. Net rental expense under operating leases was $4.8 million for the year ended September 28, 2024, $3.0 million for the year ended September 30, 2023, and $2.4 million for the year ended September 24, 2022.
As previously disclosed in our fiscal year 2022 Annual Report on Form 10-K and under the previous lease accounting standard, the future minimum lease payments under all noncancellable operating lease agreements as of September 24, 2022 are as follows (in thousands):

Total
Fiscal year 2023	$2,301
Fiscal year 2024	2,335
Fiscal year 2025	2,037
Fiscal year 2026	557
Fiscal year 2027 and thereafter	—
Total future minimum payments	$7,230

8. Inventories
Inventories at September 28, 2024 and September 30, 2023 consist of the following (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023
Raw materials and components	$72,279	$124,446
Work in process	4,538	—
Finished goods	29,319	11,675
Total inventories	$106,136	$136,121
During fiscal year 2024, the Company recorded inventory restructuring charges of $33.4 million, primarily related to outsource of bot assembly and component inventory management. During fiscal year 2023, the Company recorded inventory restructuring charges of $19.8 million resulting from management’s commitment to actions to restructure within the U.S. and Canada, as further described in Note 10, Severance Charges. These charges were recorded within Systems Cost of Revenue in the Consolidated Statements of Operations.

9. Property and Equipment
Property and equipment at September 28, 2024 and September 30, 2023 consists of the following (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023
Computer equipment and software, furniture and fixtures, and test and other equipment	$114,515	$40,437
Internal use software	7,141	5,638
Leasehold improvements	9,576	7,194
Total property and equipment	131,232	53,269
Less accumulated depreciation	(34,123)	(18,762)
Property and equipment, net	$97,109	$34,507
Included within the $62.6 million net increase of property and equipment from September 30, 2023 to September 28, 2024 is approximately $38.5 million non-cash transfer of equipment from deferred cost to property and equipment related to equipment which the Company will be utilizing for internal operations.
Depreciation expense was $13.0 million for the year ended September 28, 2024, $9.0 million for the year ended September 30, 2023, and $5.5 million for the year ended September 24, 2022. At September 28, 2024, $4.7 million was included within prepaid expenses and other current assets related to the Company’s ERP implementation project which is accounted for as a hosting arrangement that is a service contract.
10. Severance Charges
The Company did not have any material severance activity for the period ended September 28, 2024. During the second quarter of fiscal year 2023, management committed to actions to restructure within the U.S. and Canada to better position the Company to become more agile in delivering its solutions through various outsourcing partnerships. As a result, certain headcount reductions were necessary, and the Company recognized $2.3 million of expense associated with these actions, which is included within selling, general, and administrative expenses on the Consolidated Statements of Operations for the year ended September 30, 2023. The charges related to these actions were completed within the fiscal year ended September 30, 2023. The costs incurred related to employee severance are recorded as a liability when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these charges is included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

The following table presents the activity related to the Company’s severance liability as of September 30, 2023 (in thousands).

September 30, 2023
Severance liability at September 24, 2022	$1,051
Severance charges	6,388
Cash paid and other	(6,237)
Severance liability at September 30, 2023	$1,202
11. Intangible Assets
In connection with an asset acquisition in July 2024, the Company acquired developed technology intangible assets of $3.9 million. The developed technology intangible assets acquired will be amortized over a useful life of 3 years on a straight-line basis.
The estimated weighted average useful life of the identified intangible assets are as follows:

Estimated Weighted Average Useful Life
Customer relationships	10 years
Developed technology	3 years
Trademarks	3 years
Acquired intangible assets that are subject to amortization consisted of the following as of September 28, 2024 and September 30, 2023 (in thousands):

	Year Ended
	September 28, 2024			September 30, 2023
	Intangibles, gross	Accumulated amortization	Intangibles, net	Intangibles, gross	Accumulated amortization	Intangibles, net
Customer relationships	$4,338	$(4,338)	$—	$4,338	$(4,121)	$217
Developed technology	3,918	(254)	3,664	—	—	—
Trademarks	729	(729)	—	729	(729)	—
Intangible assets	$8,985	$(5,321)	$3,664	$5,067	$(4,850)	$217
Amortization expense was $0.5 million for the year ended September 28, 2024, $0.4 million for the year ended September 30, 2023, and $0.5 million for the year ended September 24, 2022.
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated (in thousands):

Total
Fiscal year 2025	$1,304
Fiscal year 2026	1,304
Fiscal year 2027 and thereafter	1,056
Total	$3,664

12. Income Taxes
The components of income/(loss) before provision for income taxes are as follows (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Income/(Loss) before income tax expense:
U.S.	$(81,301)	$(216,891)	$(144,119)
Foreign	841	4,377	5,030
Total	$(80,460)	$(212,514)	$(139,089)
The provision (benefit) for income taxes consists of the following for each of the periods presented (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023
Current:
Federal	$—	$—
State	244	307
International	51	(13)
Total current taxes	$295	$294

Deferred:
Federal	$—	$—
State	—	—
International	3,917	(4,914)
Total deferred taxes	$3,917	$(4,914)

Provision (benefit) for Income Taxes	$4,212	$(4,620)
There was no provision for income taxes for the year ended September 24, 2022.

The following is a reconciliation of the expected U.S. Federal income tax rate to the effective tax rate for the years ended September 28, 2024, September 30, 2023, and September 24, 2022 (dollars in thousands):

	September 28, 2024		September 30, 2023		September 24, 2022
Loss before income tax	$(80,460)		$(212,514)		$(139,089)

Tax on pre-tax loss	(16,860)	21%	(44,628)	21%	(29,209)	21%
Loss not subject to tax	14,175	(18)%	39,497	(19)%	27,767	(20)%
State income tax rate	(2,051)	3%	(3,363)	2%	(744)	1%
Permanent differences	769	(1)%	992	—%	46	—%
Adjustment for foreign income tax rate differential	45	—%	241	—%	1,346	(1)%
Credits	(2,763)	3%	(1,218)	1%	(374)	—%
Valuation allowance	(5,341)	7%	3,187	(1)%	1,168	(1)%
Impact on foreign activity	(398)	—%	575	—%	—	—%
Return to provision	5	—%	88	—%	—	—%
Adjustment for rate changes	16,620	(21)%	—	—%	—	—%
Other	11	—%	9	—%	—	—%
Total income tax	$4,212	(5)%	$(4,620)	2%	$—	—%
The following is a summary of the significant components of the Company’s net deferred tax assets as of September 28, 2024 and September 30, 2023 (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023
Deferred tax assets:
Net operating losses	$49,735	$21,703
Investment in Symbotic Holdings, LLC	600,917	439,547
Tax Receivable Agreement	32,065	24,574
Other	264	409
Credits	9,269	7,184
Total deferred tax assets before valuation allowance	692,250	493,417
Valuation allowance	(690,231)	(486,920)
Total deferred tax assets after valuation allowance	2,019	6,497

Deferred tax liabilities:
Foregone FTC	(178)	(575)
ROU asset	(125)	(286)
Foreign R&D credit recapture	(722)	(718)
Total deferred tax liabilities	(1,025)	(1,579)
Net deferred tax asset	$994	$4,918
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
Valuation Allowance
The Company has established a valuation allowance related to domestic and foreign deferred tax assets on deductible temporary differences, tax losses, and tax credit carryforwards. Due to a change in circumstances during the year ended September 28, 2024, the Company is recording an additional valuation allowance as it relates to Canada. As a result, the Company’s ending valuation allowance as of the year ended September 28, 2024 is $690.2 million. The remaining valuation allowance at September 28, 2024 of $690.2 million consists of $679.8 million in the United States and $10.4 million in foreign jurisdictions. The change in the valuation allowance in fiscal year 2024 of $203.3 million predominantly relates to the Company’s investment in Symbotic Holdings LLC, tax receivable agreement, and tax carryforward attributes.
Activity related to the valuation allowance for the periods presented was as follows (in thousands):

	For the year ended
	September 28, 2024	September 30, 2023	September 24, 2022
Beginning balance	$486,920	$168,308	$12,608
Recorded to additional paid-in capital	208,629	315,425	152,985
Recorded to other comprehensive income	—	—	—
Recorded to income tax expense	(5,318)	3,187	2,715
Ending balance	$690,231	$486,920	$168,308
Net Operating Losses
As of September 28, 2024, the Company had U.S. federal net operating loss carryforwards of $155.1 million and gross state net operating loss carryforwards of $183.3 million. U.S. federal and certain state net operating losses generated in 2018 and beyond have no expiration. The remaining state net operating losses expire at various dates through 2043. As of September 28, 2024, the Company had Canadian net operating loss (“NOL”) carryforwards of approximately $26.2 million federal and $0.3 million provincial. The Canadian NOL carryforwards expire in various years through 2039 and are subject to review and possible adjustment by the applicable taxing authorities. Utilization of the domestic federal or Canadian NOL carryforwards may be subject to annual limitations due to ownership changes that have occurred previously or that could occur in the future. The Company has not completed any studies to determine if any of these events have occurred that would result in such limitations. Accordingly, further limitations could arise upon the completion of such studies.
As of September 28, 2024, United States income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries as the Company intends to permanently reinvest.

Uncertain Tax Positions
The Company accounts for uncertain tax positions using a more likely than not threshold for recognizing and resolving uncertain tax positions. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. For the years ended September 28, 2024 and September 30, 2023, the Company had no unrecognized tax benefits.
Tax Receivable Agreement
As of September 28, 2024, future payments under the TRA with respect to the purchase of Symbotic Holdings Units which occurred as part of the Business Combination and through September 28, 2024 are expected to be $442.6 million. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by the Company as a result of exchanges by its pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income before taxes on the consolidated statement of operations in the period in which the change occurs. As of September 28, 2024, no TRA liability was recorded based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net U.S. deferred tax asset.
13. Employee Benefit Plans
Symbotic sponsors a defined-contribution benefit plan under the provisions of Section 401(k) of the U.S. Internal Revenue Code. This plan covers substantially all of the Company’s employees meeting eligibility criteria and contributions to the plan are determined by the plan provisions or at the discretion of the Board of Managers. Symbotic contributions to the plan were $5.0 million, $3.9 million, and $2.4 million for the years ended September 28, 2024, September 30, 2023, and September 24, 2022, respectively.
Symbotic Canada sponsors a Registered Retirement Savings Plan that qualifies as a defined-contribution benefit plan, which covers a portion of Symbotic Canada’s management. Symbotic Canada contributions to the plan were $0.2 million, $0.3 million, and $0.3 million for the years ended September 28, 2024, September 30, 2023, and September 24, 2022, respectively.
14. Fair Value Measures
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

The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of September 28, 2024 and September 30, 2023 (in thousands):

	Year Ended
	September 28, 2024				September 30, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$712,958	$—	$—	$712,958	$219,945	$—	$—	$219,945
U.S. Treasury Securities	—	—	—	—	—	286,736	—	286,736
Warrant fair value	—	12,308	—	12,308	—	—	—	—
Total assets	$712,958	$12,308	$—	$725,266	$219,945	$286,736	$—	$506,681
The Company had no liabilities measured and recorded at fair value on a recurring basis as of September 28, 2024 and September 30, 2023.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At September 28, 2024, the fair value of the warrant issued as described in Note 15, Derivative Instruments, is classified as Level 2 and at September 30, 2023, U.S. Treasury securities were classified as Level 2. Level 2 securities are priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
15. Derivative Instruments
During fiscal year 2024, the Company entered into warrant agreements and a development and supply agreement with a supplier which, subject to meeting certain conditions, will entitle the Company to acquire a fixed number of shares of the supplier during the period of time set forth in the warrant agreements. The warrants will vest in a series of tranches, at a specified price per share, upon meeting certain development and production based milestones. If, and when, the relevant milestone is reached, the corresponding tranche of warrant will become exercisable up until the expiration date of the warrants in May 2044.
The warrants are accounted for as a derivative under ASC 815, Derivatives and Hedging, as a result of certain net settlement provisions in the warrant agreements. The Company reports the warrants at their fair values within “other assets” in its condensed consolidated balance sheets and changes in the fair value of the warrants are recognized in “other income, net” on its condensed consolidated statements of operations. The day-one value attributable to the other side of the warrants is reported within “other liabilities” in the Company’s condensed consolidated balance sheets and will be amortized over the life of the applicable development and production milestones as determined in the development and supply agreement. The fair value of the warrants recognized within “other assets” on the Company’s condensed consolidated balance sheets at September 28, 2024 is $12.3 million. There is no impact recorded to “other income, net” on the Company’s condensed consolidated statements of operations for the period ended September 28, 2024, as there has been no change to the fair value of the warrants since the Company entered into these warrant agreements in the third quarter of fiscal year 2024.
16. Related Party Transactions
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

Aircraft Time Sharing Agreement
In December 2021 and May 2022, the Company entered into aircraft time-sharing agreements with C&S whereby the Company’s officials, employees, and guests are permitted to use the two C&S aircraft on an as-needed and as-available basis, with no minimum usage being required. As there is no defined period of time stated within these aircraft time-sharing agreements, the Company does not consider these to meet the definition of a lease, and as such, records payments in the period in which the obligation for the payment is incurred. The Company incurred expense of $1.1 million, $0.9 million, and $0.7 million related to usage of the aircrafts for the years ended September 28, 2024, September 30, 2023, and September 24, 2022, respectively.
Usage of Facility and Employee Services
The Company has a license arrangement with C&S whereby C&S is providing receiving and logistics services for the Company within a C&S distribution facility. The arrangement also provides for C&S employees assisting with certain of the Company’s operations. The Company incurred $1.8 million, $2.9 million, and $0.2 million of expense related to this arrangement for the years ended September 28, 2024, September 30, 2023, and September 24, 2022, respectively.
Customer Contracts
The Company has customer contracts with C&S relating to systems implementation, software maintenance services and the operations of a System. Revenue of $58.9 million, $15.8 million, and $3.5 million was recognized for the years ended September 28, 2024, September 30, 2023, and September 24, 2022, respectively, relating to these customer contracts. There was $18.4 million unbilled accounts receivable and accounts receivable due from C&S at September 28, 2024 and $0.9 million unbilled accounts receivable and accounts receivable due from C&S at September 30, 2023. There was $1.8 million and $9.3 million of deferred revenue relating to contracts with C&S at September 28, 2024 and September 30, 2023, respectively. The transaction price allocated to performance obligations that are unsatisfied as of September 28, 2024 was $5.1 million.
GreenBox
The Company has a customer contract relating to systems implementation and shared services with GreenBox. Revenue of $6.0 million was recognized for the year ended September 28, 2024 related to this customer contract. There was no unbilled accounts receivable and accounts receivable due from the customer contract and $0.6 million accounts receivable due from the shared service agreement at September 28, 2024. There was $69.1 million of deferred revenue relating to contracts with GreenBox at September 28, 2024. The transaction price allocated to performance obligations that are unsatisfied as of September 28, 2024 was $11.5 billion. There was no revenue, accounts receivable, or deferred revenue for GreenBox at and for the year ended September 30, 2023. Funding of $83.1 million was made by the Company to GreenBox in relation to the VIE (as further described in Note 18, Variable Interest Entities) for the year ended September 28, 2024. No funding was made for the year ended September 30, 2023.
Tax Distribution to Symbotic Holdings LLC partners
Pursuant to the Second Amended and Restated Limited Liability Company Agreement of Symbotic Holdings LLC, Symbotic LLC makes pro rata tax distributions to the Holders of Symbotic Holdings’ units in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Symbotic Holdings that is allocated to them. For the year ended September 28, 2024, the Company distributed a total of $48.2 million of tax distributions to its members, of which $41.7 million was distributed to those who met the definition of a related party in accordance with ASC 850.
17. Commitments and Contingencies
Purchase Obligations
The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased and fixed minimum, or variable price provisions. The majority of the purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $1.3 billion as of September 28, 2024.
Lease Commitments
The Company leases certain of its facilities under operating leases expiring in various years through 2030. Refer to Note 7, Leases for a schedule of future lease payments under non-cancellable leases as of September 28, 2024.

Warranty
The Company provides a limited warranty on its System and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of “accrued expenses and other current liabilities” and “other liabilities” in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Balance at beginning of period	$18,948	$9,004	$3,735
Provision	18,773	16,833	7,329
Warranty usage	(5,786)	(6,889)	(2,060)
Balance at end of period	$31,935	$18,948	$9,004
Legal Matters
The Company is subject from time to time to various claims, lawsuits and other legal and administrative proceedings. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines and penalties, non-monetary sanctions or relief.
The Company recognizes provisions for claims or pending litigation when it is determined that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates.
SEC Request for Information
The Company has been responding to requests for information from the SEC relating to an investigation by the SEC of alleged violations by the Company of Rule 21F-17, which prohibits actions to impede an individual from communicating directly with the SEC staff about a possible securities law violation. The Company intends to continue to defend this matter vigorously and cannot predict the outcome of this investigation.
Securities Class Actions
On August 14, 2024, a putative class action captioned Fox v. Symbotic Inc. et al., Case No. 24-cv-12090 was filed in the United States District Court for the District of Massachusetts by an alleged holder of the Company’s common stock. The complaint asserts claims for violations of federal securities laws against the Company and two of its officers on the grounds that, among other things, the Company made false and/or misleading statements related to its expected earnings for the third quarter of fiscal year 2024. Based on these allegations, the plaintiff brings claims seeking unspecified damages, attorneys’ fees, expert fees, and other costs and relief on behalf of herself and a putative class of persons who purchased the Company’s stock between May 6, 2024 and July 29, 2024. On September 11, 2024, the court entered a stipulation staying the Company’s deadline to respond to the complaint until after a lead plaintiff has been appointed pursuant to the Private Securities Litigation Reform Act. On October 15, 2024, four alleged shareholders filed motions seeking to be appointed as lead plaintiff. As of November 7, 2024, one alleged shareholder has withdrawn her motion for appointment as lead plaintiff, and two others have filed papers stating that they do not oppose the competing motion of the movant who claimed the largest losses, Dr. Seshagiri Rao Kalapala, and his selection of Levi & Korsinsky, LLP as lead counsel. As of December 3, 2024, the court has not yet ruled on the pending lead plaintiff motions.
On December 3, 2024, a putative class action captioned Decker v. Symbotic Inc. et al., Case No. 24-cv-12976 was filed in the United States District Court for the District of Massachusetts by an alleged purchaser of the Company’s common stock. The complaint asserts claims for violations of federal securities laws against the Company and three of its officers on the grounds that the Company made false and/or misleading statements related to its revenue recognition and the effectiveness of its disclosure controls and procedures. Based on these allegations, the plaintiff brings claims seeking unspecified damages, attorneys’ fees, expert fees, and other costs and relief on behalf of himself and a putative class of persons who purchased the Company’s stock between February 8, 2024 and November 26, 2024.
The Company intends to vigorously defend these cases. If a court ultimately determines that the Company is liable in either or both of these cases, the Company may be subject to substantial damages. The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages that may have a material adverse impact on its operations and cash flows. Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on its financial condition, although the outcome could be material to its operating results for any particular period, depending, in part, upon the operating results for such period.
Shareholder Derivative Actions
On October 2, 2024, two putative shareholder derivative actions captioned Austen v. Cohen et al., 24-cv-12522 and Kukreja v. Cohen et al., 24-cv-12523 were filed in the United States District Court for the District of Massachusetts by the Company’s alleged shareholders. The actions assert claims on behalf of the Company against certain senior officers and members of its board of directors for, among others, breach of fiduciary duty, unjust enrichment, and violations of federal securities laws based primarily on allegations that the defendants caused or allowed the Company to disseminate misleading and inaccurate information to shareholders in connection with the Company’s expected earnings for the third quarter of fiscal year 2024. The actions also contend that the defendants wasted corporate assets by exposing the Company to the securities class action lawsuit filed on August 14, 2024. The actions seek compensatory damages, changes to corporate governance and internal procedures, restitution, costs and attorneys’ fees, and other unspecified relief. On November 19 and November 20, 2024, the parties filed motions seeking to consolidate the two actions into a single matter, appoint lead plaintiffs’ counsel, and stay any obligation of the defendants to respond to the complaint based on the pendency of the related Fox v. Symbotic securities class action lawsuit (described above).
The Company intends to vigorously defend these cases. If a court ultimately determines that the Company is liable, the Company may be subject to substantial damages. The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose the Company to substantial damages that may have a material adverse impact on its operations and cash flows. Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on its financial condition, although the outcome could be material to its operating results for any particular period, depending, in part, upon the operating results for such period.
Contingencies
Liabilities for any loss contingencies arising from claims, assessments, litigation, fines, penalties, and other matters are recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. Legal costs associated with loss contingencies are expensed as incurred. As of September 28, 2024, the Company had made appropriate provisions related to such matters and does not believe that such matters will have a material adverse effect on the Company’s consolidated operations, financial position, or liquidity.
Indemnifications
In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is not material. Accordingly, the Company has no liabilities recorded for these obligations as of September 28, 2024 and September 30, 2023.
18. Variable Interest Entities
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
The Company’s recorded investments in the unconsolidated VIE and related estimated maximum exposure to loss are as follows (in thousands):

	September 28, 2024
	Investments in Unconsolidated VIE	Symbotic's Maximum Exposure to Loss
GreenBox Systems LLC	$81,289	$1,639,942
The Company calculated its maximum exposure to loss while considering its equity investment in the VIE, any amounts owed to the Company for services which may have been provided, and future funding commitments of $1,639.9 million. As of September 28, 2024, there is a $81.3 million carrying value of the VIE which represents the amount which the Company has invested in the VIE, net of the Company’s proportionate share of the VIE’s net loss. The Company’s maximum exposure to loss as displayed above does not take into consideration the VIE’s commitment under the Commercial Agreement to reimburse the Company in the event of a termination. If the VIE’s commitment under the Commercial Agreement was taken into consideration, there would be no maximum exposure to loss presented as the VIE’s commitment under the Commercial Agreement exceeds the Company’s future funding commitments.
19. Equity
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
Class A Common Stock
The Company is authorized to issue 3,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 104,689,377 shares were issued and outstanding on September 28, 2024.

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
Class V-1 Common Stock and Class V-3 Common Stock
The Company is authorized to issue 1,000,000,000 shares of Class V-1 Common Stock and 450,000,000 shares of Class V-3 Common Stock, both which have a par value of $0.0001 and all of which were issued to the Legacy Warehouse unitholders in connection with the Closing of the Business Combination, as described in Note 4, Mergers and Acquisitions. As of September 28, 2024 there were 76,965,386 shares of Class V-1 and 404,309,196 shares of Class V-3 Common Stock outstanding. For the year ended September 28, 2024, the Legacy Warehouse unitholders exchanged 5,836,122 and 3,219,745 shares of Class V-1 and Class V-3 Common Stock, respectively, together with a corresponding number of New Symbotic Holdings Common Units, into an equal number of Class A Common Stock. The Company did not receive any proceeds as a result of this exchange.
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
Other Rights
The holders of Class V-1 Common Stock and Class V-3 Common Stock have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the Class V-1 Common Stock or Class V-3 Common Stock. The rights, preferences and privileges of holders of the Class V-1 Common Stock and Class V-3 Common Stock will be subject to those of the holders of any shares of the preferred stock the Company may issue in the future. Subject to the terms of the New Symbotic Holdings LLC Agreement, holders of New Symbotic Holdings Common Units may cause the Company to redeem all or any portion of such holder’s New Symbotic Holdings Common Units, and in connection with such redemption, the Company may be required to deliver Class A common stock to such holder.
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
Preferred Stock
The Company is authorized to issue 50,000,000 shares of undesignated preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding on September 28, 2024.
Legacy Warehouse Membership Interests
Prior to the Business Combination and under the Legacy Warehouse Membership Interests, the Company was authorized to issue up to 6,426,208 Units in the aggregate, of which 5,997,632 are designated as Class A Units, one Unit is designated as a Class B Unit, two Units are designated as Class B-1 Units, two Units are designated as Class B-2 Units and 428,571 Units are designated as Class C Units.
As of September 25, 2021, there were 5,997,632 Class A Units, one Class B Unit, one Class B-1 Unit and 428,571 Class C Units outstanding. As discussed above, these outstanding units were converted into Common Stock as part of the Business Combination during fiscal year 2022.
During the period ended September 24, 2022, the Company received no member contributions from the holder of the Class B-1 Unit. The Company recorded a cumulative preferred return with respect to the holder of the Class B-1 Unit and B Unit of $8.1 million and $16.1 million, respectively, for the year ended September 24, 2022.
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
Liquidation Rights
In the event of liquidation, dissolution, or winding up of the Company, the five classes of membership interests rank in the following order of priority: the Class B-2 Units are the most senior, followed by Class B-1 Unit, then the Class B Unit, and then both the Class A Units and Class C Units treated as a single class. The holders of the Preferred Units are entitled to a liquidation preference equal to the sum of the Unreturned Preferred Capital (defined as the initial investment and subsequent contributions, less distributions, if any) and the applicable unpaid Preferred Return (collectively, the “Liquidation Preference”) in the order described in the preceding sentence, prior to any distribution to holders of the Class A Units and Class C Units. Upon the payment in full of the Liquidation Preference, any remaining assets available for distribution shall be distributed ratably to the holders of the Class A Units and Class C Units, however, for the Class C Units only to the extent that the value exceeds the applicable Hurdle Value (see Note 21, Stock-Based Compensation and Warrant Units). Any remaining value that does not exceed the Hurdle Value for any particular Class C Unit shall be distributed to the holders of Class A Units (and any other Class C Units entitled to share in the distribution) based on their respective pro rata holdings of all such Class A (and Class C) Units. The Company classified its redeemable Preferred Units (Class B, B-1, and B-2 Units) as mezzanine equity, or outside of members’ deficit, because the units contain liquidation features that are not solely within the Company’s control.
Redemption Rights
Upon written notice by the holders of a majority of a class of Preferred Units, the Company shall redeem all of the outstanding Preferred Units of such class. The redemption price payable to each holder of the class of Preferred Units shall equal the Liquidation Preference of the Preferred Units being redeemed. The Class C Units are subject to a put feature that allow holders to redeem vested Class C Units, subject to certain terms and conditions (see Note 21, Stock-Based Compensation and Warrant Units). The Class A Units do not have any redemption rights. Accordingly, the Preferred Units and the Class C Units are classified outside of permanent members’ deficit because they are redeemable by the holders.
20. Net Loss per Share
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A Common Stock (in thousands, except per share information):

	Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Numerator - basic and diluted
Net loss	$(84,672)	$(207,894)	$(139,089)
Less: Net loss attributable to Warehouse Technologies LLC unitholders prior to the Business Combination	—	—	(72,134)
Less: Net loss attributable to the noncontrolling interest post Business Combination	(71,182)	(184,028)	(60,092)
Net loss attributable to common shareholders	$(13,490)	$(23,866)	$(6,863)
Denominator - basic and diluted
Weighted-average shares of Class A Common Stock outstanding	95,697,368	64,338,580	54,086,381
Loss per share of Class A Common Stock - basic and diluted	$(0.14)	$(0.37)	$(0.13)
The Company’s Class V-1 Common Stock and Class V-3 Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V-1 Common Stock and Class V-3 Common Stock under the two-class method has not been presented.
The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the restricted stock units (“RSUs”), ESPP, and Warrant Units (defined below). The average stock price for the year ended September 28, 2024 was $38.79. For the year ended September 28, 2024, there were 5,636,703 potentially dilutive common stock equivalents related to the RSUs. The Warrant Units and ESPP shares were not included as they created an anti-dilutive effect.
The average stock price for the year ended September 30, 2023 was $25.30. For the year ended September 30, 2023, there were 7,635,238 and 9,598,620 potentially dilutive common stock equivalents related to the RSUs and Warrant Units, respectively. The ESPP shares were not included as they created an anti-dilutive effect.
21. Stock-Based Compensation and Warrant Units
In June 2022, the Company’s stockholders approved the Symbotic Inc. 2022 Omnibus Incentive Compensation Plan (“2022 Plan”). The 2022 Plan allows for the issuance of stock options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, and other equity-based or equity-like awards that the Compensation Committee of the Board of Directors determines to be consistent with the purposes of the 2022 Plan and the interests of the Company for up to 75,485,491 shares of Class A Common Stock to employees, directors, and consultants of the Company. Additionally, up to 8,500,000 shares may be issued in connection with the exchange of awards under the 2012 Value Appreciation Plan (described below) or the Amended and Restated 2018 Long Term Incentive Plan (“Legacy Plans”). The Company will no longer issue new awards under the Legacy Plans as all future grants will be issued under the 2022 Plan, or another equity plan that is approved by the Compensation Committee of the Board of Directors. Awards issued under the 2022 Plan have a maximum term of 10 years.
The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
RSUs (service-based and performance-based)	$109,510	$152,791	$26,858
Employee stock purchase plan	2,698	1,436	—
Total stock-based compensation expense	$112,208	$154,227	$26,858

Effect of stock-based compensation expense on income by line item (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
Cost of revenue, Systems	$12,529	$36	$—
Cost of revenue, Software maintenance and support	551	1,767	—
Cost of revenue, Operation services	1,988	4,344	—
Research and development	49,066	68,364	9,671
Selling, general, and administrative	48,074	79,716	17,187
Total stock-based compensation expense	$112,208	$154,227	$26,858
Total stock-based compensation expense for the year ended September 28, 2024 decreased as compared to the year ended September 30, 2023 as a result of the issuance of restricted stock to our employees in August 2022 following the Business Combination with application of the graded-vesting method of expense recognition. There was no such grant in the same period of fiscal year 2023.
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
For RSUs with service-based vesting conditions, the fair value is calculated based on the Company’s closing stock price on the grant date, and the stock-based compensation expense is being recognized over the vesting period. Most RSUs with service-based vesting provisions vest in installments over a three-year period following the grant date. For RSUs with performance-based vesting conditions (“PSU”), management measures compensation expense based upon a review of the Company’s expected achievement against specified financial performance targets. Such compensation cost is being recorded to the extent management has deemed that such awards are probable of vesting based upon the expected achievement against the specified targets. On a periodic basis, management reviews the Company’s expected performance and adjusts the compensation cost, if needed, at such time.
The following table summarizes the RSU activity for the periods presented:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 24, 2022	12,365,587	$15.81
Granted	7,625,784	15.72
Vested	(4,187,313)	15.78
Forfeited	(2,920,043)	15.62
Outstanding at September 30, 2023	12,884,015	$15.81
Granted	3,102,298	44.44
Vested	(6,863,457)	15.73
Forfeited	(1,190,356)	20.14
Outstanding at September 28, 2024	7,932,500	$26.43
The total fair value of RSUs that vested during the years ended September 28, 2024, September 30, 2023 and September 24, 2022 was $295.5 million, $90.7 million, and $29.0 million, respectively. For the years ended September 28, 2024, September 30, 2023, and September 24, 2022, the weighted-average fair value of RSU awards granted was $44.44, $15.72, and $15.81 per share, respectively. As of September 28, 2024, 7.9 million RSUs were outstanding and unvested, with an aggregate value of $202.4 million and a weighted average remaining vesting period of approximately 0.82 years. These RSUs are expected to vest on various dates through 2027.

The following table summarizes the PSU activity for the periods presented:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 24, 2022	—
Granted	337,986	$15.56
Vested	—
Forfeited	—
Outstanding at September 30, 2023	337,986	$15.56
Granted	235,292	48.38
Vested	—
Forfeited	(73,226)	15.56
Outstanding at September 28, 2024	500,052	$31.10
Employee Stock Purchase Plan
On June 3, 2022, the Company’s stockholders approved, and on June 7, 2022, the Company’s board of directors adopted the ESPP. The ESPP authorizes the issuance of up to a total of 2,702,515 shares of Class A Common Stock to participating employees, and allows eligible employees to purchase shares of Class A Common Stock at a 15% discount from the fair market value of the stock as determined on specific dates, which are typically at six-month intervals. The offering periods for the ESPP generally start on the first trading day on or after February 28th and August 31st of each year. However, the first offering period for the ESPP commenced on the first trading day after October 1, 2022 and ended on December 31, 2022, the second offering period commenced on the first trading day after January 1, 2023 and ended on June 30, 2023, the third offering period commenced on the first trading day after July 1, 2023 and ended on February 28, 2024, the fourth offering period commenced on March 1, 2024 and ended on August 31, 2024, and the fifth and current offering period commenced on the first trading day after September 1, 2024 and ends on February 28, 2025.
The fair value of the ESPP is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended
	September 28, 2024	September 30, 2023
Risk-free interest rate (%)	0.05	0.03 - 0.05
Expected term (years)	0.50	0.25 - 0.66
Volatility (%)	63.54 - 73.27	63.67 - 76.21
Expected dividends	—	—
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
For the year ended September 28, 2024, 230,548 shares of common stock were issued to employees who participated in the plan with a weighted average purchase price of $24.00 per share for total cash proceeds of $5.5 million, net of taxes. For the year ended September 30, 2023, 225,788 shares of common stock were issued to employees who participated in the plan with a weighted average purchase price of $10.20 per share for total cash proceeds of $2.6 million, net of taxes.
Class C Units
Prior to the Business Combination, the Company periodically granted Class C Units to employees, officers, and directors which vest over a period of up to five years, as determined by the Board of Managers. Each issuance of Class C Units entitles its holder to share in the appreciation in the fair market value (“FMV”) of the Company from the date of issuance, subject to any preferences or priorities payable to the Preferred Units. The Board shall establish a “Hurdle Value”, which shall not be less than the FMV on the date of such issuance of such Class C Unit and such units shall share only in appreciation of the FMV in excess of the Hurdle Value. Any distributions made with respect to Class C Units that have not yet become vested are held in a separate account for the benefit of the holder of the unvested units until such time as the units vest. The Class C Units are subject to a put feature that allow holders to redeem vested Class C Units. The put feature requires the holder to hold the units for at least six months from the date the Class C Units vest to the earliest date the put feature can be exercised. Accordingly, since the holder is exposed to the economic risks and rewards of unit ownership, the Class C Units are treated as equity classified awards. However, because redemption of the Class C Units is outside of the control of the Company: (i) the Class C Units are classified outside of permanent members’ deficit, and (ii) the carrying value of Class C Units is adjusted to redemption value at each reporting period through a charge to members’ deficit (until such time as the Class C Units are redeemed or forfeited). As further described in Note 19, Equity, the Class C Units were converted into Common Stock upon consummation of the Business Combination.
The following is a summary of Class C Units outstanding and vested immediately prior to the consummation of the Business Combination:

Class C Units
Balance at September 25, 2021	428,571
Granted	18,107
Redeemed	—
Forfeited	(18,107)
Balance at June 7, 2022	428,571
Vested at June 7, 2022	375,930
Valuation of Class C Units
The fair value of Class C Units was determined by the Company’s Board of Managers based on enterprise valuations performed by management with the assistance of a third-party valuation firm. For fiscal year 2022 leading up to the Business Combination, the Company’s total equity value was determined using a combination of the income approach and market approach under the Hybrid Method. Under this approach, a probability-weighted expected return method was applied where two types of future event scenarios were considered: an IPO scenario and a non-IPO scenario for all other potential future exits. The relative probabilities between the future exit scenarios were based on an analysis of performance and market conditions at the time, including then-current IPO valuations of similarly situated companies and expectations as to the timing and likely prospects of future event scenarios. The resulting equity value was then allocated to outstanding equity instruments using an option pricing model.
The fair value of each Class C Unit grant was estimated on the date of the award using a Black-Scholes option pricing model with the following assumptions:

June 7, 2022
Dividend yield	0%
Volatility(a)	45.0%
Risk-free interest rate(b)	2.30%
Expected term (years)(c)	2.00
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

Value Appreciation Units
The Company historically granted VAP Units to employees, officers, and directors that vested over a period of up to five years, as determined by the Board of Managers. No VAP Units were granted during the year ended September 24, 2022. Following the Business Combination and in the fourth quarter of fiscal year 2022, all outstanding VAP Units for 20 employees were converted into the Company’s restricted stock units. The Company issued 2,350,795 RSUs to the legacy VAP Unit holders. The conversion of the VAP Units into RSUs was treated as a modification in accordance with ASC 718, and resulted in a charge of $24.4 million to additional paid-in capital on the date of the modification. This included a step-up in grant date fair value charge of $0.7 million, which was principally due to the difference between the VAP Units grant date hurdle rates and the Company’s stock price as of the modification date. Prior to the Business Combination, to the extent vested and exercisable, each VAP Unit could be exercised for a cash payment equal to the appreciation in the FMV of 1/100th of a Class C Unit. The following exercisability triggers must be met before any vested award may be exercised, with the achievement of each trigger allowing one third of the vested award to be exercised: (i) the end of the first fiscal year in which the Company meets or exceeds annual revenue (on a cash accounting basis) of $100 million, (ii) the end of the first fiscal year in which the Company becomes cash flow positive, and (iii) the end of the first fiscal year in which the Company generates positive earnings before interest, taxes, depreciation, and amortization (“EBITDA”).
The following is a summary of VAP Units outstanding which were converted to restricted stock units in the fourth quarter of fiscal year 2022:

VAP Units
Balance at September 25, 2021	4,039,620
Granted	—
Exercised	(255,845)
Forfeited	(92,664)
Balance at August 16, 2022	3,691,111
Converted to restricted stock units	(3,691,111)
Balance at September 24, 2022	—
Because the VAP Units were settleable in cash, they were treated as liability classified awards. Accordingly, the carrying value of the liability was adjusted to fair value at each reporting period through a charge to earnings (until such time as the VAP Units are settled or forfeited). Further, the exercisability triggers noted above represent performance conditions that impact the vesting of the awards. Accordingly, compensation expense is not recognized until such time as the performance conditions are considered probable of achievement. As of the conversion date, the performance conditions relating to annual revenue and cash flows were considered probable of achievement. The performance condition relating to EBITDA was not considered probable of achievement for any of the periods presented and up to the date of conversion of the VAP Units to restricted stock units.
The Company recognized $13.2 million as compensation expense associated with the VAP Units for the year ended September 24, 2022.
Warrant Units
GreenBox Warrant
On July 23, 2023, in connection with the Commercial Agreement, the Company issued Sunlight the GreenBox Warrant to acquire up to an aggregate of 11,434,360 shares of the Company’s Class A Common Stock, subject to certain vesting conditions. The GreenBox Warrant had a grant date fair value of $19.90 per unit. The GreenBox Warrant may vest in connection with conditions defined by the terms of the GreenBox Warrant, as GreenBox makes additional expenditures to the Company in connection with the Framework Agreement. There are up to eight tranches based on increments of expenditures where approximately 1,429,295 additional shares may vest per tranche, subject to certain conditions defined by the terms of the GreenBox Warrant. Upon vesting, the shares may be acquired at an exercise price of $41.9719. The GreenBox Warrant contains customary anti-dilution, down-round, and change-in-control provisions. The right to purchase shares pursuant to the GreenBox Warrant expires 36 months following the end of the initial term of the Framework Agreement, which is July 23, 2027, or, if applicable, the extension term of the Framework Agreement, which is July 23, 2029. As of September 28, 2024, none of the GreenBox Warrant units had vested.
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
(c)The expected term is based on the contractual term of the June 2022 Warrant.
The following table summarizes the Company’s stock warrant activity for the year ended September 28, 2024:

Warrant Units
Outstanding and unvested at September 24, 2022	258,972
Granted	11,434,360
Vested	(258,972)
Outstanding and unvested at September 30, 2023	11,434,360
Granted	—
Vested	—
Outstanding and unvested at September 28, 2024	11,434,360
The amount of provision for warrants recorded as a reduction of transaction price during the twelve months ended September 28, 2024 was $227.5 million. As of September 28, 2024, the total warrant value related to the unvested GreenBox Warrants is $227.5 million and the remaining term of the agreement is 1.8 years.

22. Segment and Geographic Information
As more fully described in the Company’s Summary of Significant Accounting Policies, the Company operates in one operating segment. Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023	September 24, 2022
United States	$1,784,345	$1,173,177	$589,944
Canada	3,834	3,714	3,368
Total revenue	$1,788,179	$1,176,891	$593,312
Percentage of revenue generated outside of the United States	—%	—%	1%

Total property and equipment, net by geographical region (in thousands):

	Year Ended
	September 28, 2024	September 30, 2023
United States	$96,802	$33,828
Canada	307	679
Total property and equipment, net	$97,109	$34,507
Percentage of property and equipment, net held outside of the United States	—%	2%
23. Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described in these consolidated financial statements and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
On December 3, 2024, the Company entered into an Asset Purchase Agreement with OhmniLabs, Inc. (“OhmniLabs”), pursuant to which certain assets and certain liabilities of OhmniLabs were acquired by the Company. The total purchase price for this transaction was approximately $13.0 million and the transaction will be accounted for as an asset acquisition.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 28, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Notwithstanding the material weaknesses in internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report on Form 10-K, in conformity with U.S. GAAP. There can be no assurance that these material weaknesses will not result in a misstatement to the annual or interim consolidated financial statements for future periods that would not be prevented or detected.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.
Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 28, 2024. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based upon this evaluation and those criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 28, 2024, the Company’s internal control over financial reporting was not effective due to the identification of the material weaknesses described below.
As of September 28, 2024, the Company did not effectively design procedures and controls over the timing of the recognition of cost of revenue. This resulted in the acceleration of the recognition of cost of revenue. Given that we recognize revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue. Additionally, the Company did not effectively design and execute controls over revenue recognition related to cost overruns on certain deployments that will not be billable. This resulted in an overstatement of revenue during the fiscal year 2024.
These deficiencies in internal control over financial reporting constituted material weaknesses as of September 28, 2024.
These material weaknesses did not result in a material misstatement to the Company’s consolidated financial statements for the year ended September 28, 2024. On December 3, 2024, the Company filed restated unaudited interim financial statements on Form 10-Q/A for the first, second and third quarters of fiscal year 2024 that were previously filed in the Company’s quarterly reports on Form 10-Q on February 8, 2024, May 7, 2024 and July 31, 2024, respectively.
There can be no assurance that these material weaknesses will not result in a misstatement to the annual or interim consolidated financial statements for future periods that would not be prevented or detected.
Our independent registered public accounting firm, Grant Thornton LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Subject to the steps taken in connection with the remediation plan noted below, there have been no changes in our internal control over financial reporting for the three months ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the fiscal quarter ended September 28, 2024, the following director(s) and officer(s), as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408:
On August 28, 2023, Corey Dufresne, the Company’s Senior Vice President and General Counsel, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Dufresne’s Rule 10b5-1 trading plan provides for the sale of shares of Class A Common Stock that he has received or will receive following the vesting of various RSU grants. Mr. Dufresne’s 10b5-1 trading plan calls for the sale of a percentage of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Dufresne’s 10b5-1 trading plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares that may be sold pursuant to Mr. Dufresne’s 10b5-1 trading plan is 62,362 shares of Class A Common Stock. Mr. Dufresne’s Rule 10b5-1 trading plan expires on August 31, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
On August 29, 2023, William Boyd, the Company’s Chief Strategy Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Boyd’s Rule 10b5-1 trading plan provides for the sale of shares of Class A Common Stock held by him, as well as shares that he has received or will receive following the vesting of various RSU grants. Mr. Boyd’s 10b5-1 trading plan calls for the sale of a percentage of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Boyd’s 10b5-1 trading plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares that may be sold pursuant to Mr. Boyd’s 10b5-1 trading plan is 105,665 shares of Class A Common Stock. Mr. Boyd’s Rule 10b5-1 trading plan expires on December 31, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
On September 6, 2024, Michael Dunn, the Company’s Senior Vice President, Sales, Marketing and Product Strategy, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Dunn’s Rule 10b5-1 trading plan provides for the sale of shares of Class A Common Stock that he has received or will receive following the vesting of various RSU grants. Mr. Dunn’s 10b5-1 trading plan calls for the sale of a percentage of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Dunn’s 10b5-1 trading plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares that may be sold pursuant to Mr. Dunn’s 10b5-1 trading plan is 106,596. Mr. Dunn’s Rule 10b5-1 trading plan expires on June 30, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 28, 2024.
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
Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 28, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 28, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 28, 2024.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 28, 2024.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of September 28, 2024 and September 30, 2023
•Consolidated Statements of Operations for the years ended September 28, 2024, September 30, 2023, and September 24, 2022
•Consolidated Statements of Comprehensive Loss for the years ended September 28, 2024, September 30, 2023, and September 24, 2022
•Consolidated Statements of Changes in Redeemable Preferred and Common Units and Equity (Deficit) for the years ended September 28, 2024, September 30, 2023, and September 24, 2022

•Consolidated Statements of Cash Flows for the years ended September 28, 2024, September 30, 2023, and September 24, 2022
•Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(b)    Exhibits

These exhibits listed below are filed or incorporated by reference into this Report.

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
2.1++	Agreement and Plan of Merger, dated December 12, 2021, among SVF Investment Corp. 3, Warehouse Technologies LLC, Symbotic Holdings LLC and Saturn Acquisition (DE) Corp.	8-K	2.1	12/13/2021
3.1	Certificate of Incorporation of Symbotic Inc.	8-K	3.1	6/13/2022
3.2	Bylaws of Symbotic Inc.	8-K	3.2	6/13/2022
4.1++	Warrant to Purchase Common Units, dated June 7, 2022, between Symbotic Holdings LLC and Walmart Inc.	8-K	4.1	6/13/2022
4.2	Warrant to Purchase Class A Common Stock, dated July 23, 2023, between Symbotic Inc. and Sunlight Investment Corp.	8-K	4.1	7/24/2023
4.3	Description of Securities of Symbotic Inc.	10-K	4.2	12/09/2022
4.4	Form of Indenture	S-3	4.1	7/24/2023
10.1++	Amended and Restated Registration Rights Agreement, dated June 7, 2022, among Symbotic Inc., SVF Sponsor III (DE) LLC, certain legacy directors of SVF Investment Corp. 3, and certain directors, officers and stockholders of Symbotic Inc.	8-K	10.1	6/13/2022
10.2	Tax Receivable Agreement, dated June 7, 2022, among Symbotic Inc., Symbotic Holdings LLC and certain members of Symbotic Holdings LLC	8-K	10.2	6/13/2022
10.3++	Second Amended and Restated Limited Liability Company Agreement of Symbotic Holdings LLC, dated June 7, 2022	8-K	10.3	6/13/2022
10.4#	Form of Indemnification Agreement between Symbotic Inc. and each of its directors and executive officers.	8-K	10.4	6/13/2022
10.5#	Symbotic Inc. 2022 Omnibus Incentive Compensation Plan	8-K	10.5	6/13/2022
10.6#	Form of Restricted Stock Unit Award Agreement under the Symbotic Inc. 2022 Omnibus Incentive Compensation Plan	8-K	10.6	6/13/2022
10.7#	Form of Performance-Based Restricted Stock Unit Award Agreement under the Symbotic Inc. 2022 Omnibus Incentive Compensation Plan	8-K	10.7	6/13/2022
10.8#	Symbotic Inc. 2022 Employee Stock Purchase Plan	8-K	10.8	6/13/2022
10.9#	Symbotic LLC / Warehouse Technologies, LLC 2012 Value Appreciation Plan	S-4	10.26	3/23/2022
10.10#	Symbotic LLC / Symbotic Canada ULC / Warehouse Technologies LLC Amended and Restated 2018 Long Term Incentive Plan	S-4	10.27	3/23/2022
10.11#	Offer Letter, dated as of March 24, 2022, by and between Symbotic LLC and Michael J. Loparco	S-4	10.28	4/22/2022
10.12	Forward Purchase Agreement, dated March 8, 2021, between SVF Investment Corp. 3 and SVF II SPAC Investment 3 (DE) LLC	8-K	10.6	3/12/2021

10.13++	Unit Purchase Agreement, dated December 12, 2021, among SVF Investment Corp. 3, Warehouse Technologies LLC, Symbotic Holdings LLC, RJJRP Holdings, Inc., RBC 2021 4 Year GRAT 4 (U/A March 31, 2021) and RBC Millennium Trust (U/A June 19, 2000)	8-K	10.5	12/13/2021
10.14++^	Second Amended and Restated Master Automation Agreement, dated May 20, 2022, among Walmart Inc., Symbotic LLC and Warehouse Technologies LLC	S-4	10.32	5/23/2022
10.15#	Offer Letter, dated as of April 21, 2017, between Symbotic LLC and Michael Dunn	8-K	10.17	6/13/2022
10.16#	Offer Letter, dated September 1, 2020, between Symbotic LLC and Thomas Ernst	8-K	10.18	6/13/2022
10.17#	Offer Letter, dated January 13, 2023 between Symbotic LLC and Walter Odisho	10-Q	10.1	2/08/2024
10.18	Investment and Subscription Agreement, dated as of December 12, 2021, between Warehouse Technologies LLC and Walmart, Inc.	S-4	10.33	5/23/2022
10.19++^	Framework Agreement, dated July 23, 2023, among Symbotic Inc., Symbotic Holdings LLC, Symbotic LLC, Sunlight Investment Corp., SVF II Strategic Investments AIV LLC and GreenBox Systems LLC	8-K	10.1	7/24/2023
10.20++^	Amended and Restated Limited Liability Company Agreement of GreenBox Systems LLC, dated September 25, 2024, among GreenBox Systems LLC, Symbotic Holdings LLC and Sunlight Investment Corp.
10.21++^	Master Services, License and Equipment Agreement, dated July 23, 2023, between GreenBox Systems LLC and Symbotic LLC	8-K	10.3	7/24/2023
10.22#	Separation Agreement and General Release of Claims, dated November 19, 2022, between Symbotic Inc. and Michael J. Loparco	8-K	10.1	11/21/2022
10.23#	Transition Agreement, dated October 1, 2023, between Symbotic LLC and Thomas Ernst	8-K	10.1	10/02/2023
10.24#	Offer Letter, dated September 17, 2023, between Symbotic LLC and Carol Hibbard	8-K	10.2	10/02/2023
10.25#	Offer Letter, dated February 10, 2020, between Symbotic LLC and William Boyd
10.26#	Offer Letter, dated June 17, 2020, between Symbotic LLC and George Dramalis
10.27#	Offer Letter, dated November 7, 2011, between Symbotic LLC (f/k/a CasePick Systems, LLC) and Corey Dufresne
10.28#	Separation and Severance Agreement, dated April 1, 2014, between Symbotic LLC and Corey Dufresne
19.1	Symbotic Inc. Insider Trading Policy
21.1	List of Subsidiaries of Symbotic Inc.
23.1	Consent of Grant Thornton LLP
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Symbotic Inc. Clawback Policy: Recovery of Erroneously Awarded Incentive-Based Compensation	10-K	97.1	12/11/2023

101.INS	Inline Instance Document
101.SCH	Inline Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline Taxonomy Extension Definition Linkbase Document
101.LAB	Inline Taxonomy Extension Label Linkbase Document
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan
++	Certain of the exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. We agree to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
^	Certain confidential information, marked by brackets and asterisks, has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because we customarily and actually treat such information as private or confidential and the omitted information is not material.

(c)    Not applicable.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBOTIC INC.

Date: December 4, 2024	By:	/s/ Maria G. Freve
	Name:	Maria G. Freve
	Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Richard B. Cohen	Chief Executive Officer, President and Director	December 4, 2024
Richard B. Cohen	(Principal Executive Officer)

/s/ Carol Hibbard	Chief Financial Officer and Treasurer	December 4, 2024
Carol Hibbard	(Principal Financial Officer)

/s/ Maria G. Freve	Vice President, Controller and Chief Accounting Officer	December 4, 2024
Maria G. Freve	(Principal Accounting Officer)

/s/ Rollin Ford	Director	December 4, 2024
Rollin Ford

/s/ Charles Kane	Director	December 4, 2024
Charles Kane

/s/ Todd Krasnow	Director	December 4, 2024
Todd Krasnow

/s/ Vikas J. Parekh	Director	December 4, 2024
Vikas J. Parekh

/s/ Daniela Rus	Director	December 4, 2024
Daniela Rus

/s/ Merline Saintil	Director	December 4, 2024
Merline Saintil