Form 10-Q
period 2025-03-29
Symbotic Inc.
filed 2025-05-07
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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

As of May 6, 2025, the following shares of common stock were outstanding:
109,080,019 shares of Class A common stock, par value $0.0001 per share
76,221,325 shares of Class V-1 common stock, par value $0.0001 per share
404,309,196 shares of Class V-3 common stock, par value $0.0001 per share

i

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, but are not limited to, the Company’s expectations or predictions of future financial or business performance or conditions. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning the Company’s possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes,” “estimates,” “expects,” “projects,” “forecasts,” “may,” “will,” “should,” “seeks,” “plans,” “scheduled,” “anticipates,” or “intends” or similar expressions.
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the Company’s ability to, or expectations that it will:
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
Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Certain of these risks are identified and discussed in other sections of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on December 4, 2024. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith, and the Company believes there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements are provided for the purposes of assisting the reader in understanding the Company’s financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned not to place undue reliance on these forward-looking statements because of their inherent uncertainty and to appreciate the limited purposes for which they are being used by management. While the Company believes that the assumptions and expectations reflected in the forward-looking statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made and are based on the beliefs, estimates, expectations and opinions of management on that date. The Company is not under any obligation, and expressly disclaims any obligation, to update, alter or otherwise revise any forward-looking statements made in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, except as required by law.
In addition to factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on December 4, 2024, and those identified elsewhere in this Quarterly Report on Form 10-Q, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: failure to realize the benefits expected from adding to Symbotic’s base of outsourcing partners and the effects of pending and future legislation.
Annualized and estimated numbers are not forecasts and may not reflect actual results.
In this Quarterly Report on Form 10-Q, the terms “Symbotic,” “we,” “us,” and “our” refer to Symbotic Inc. and its subsidiaries, unless the context indicates otherwise.

iii

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Symbotic Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 29, 2025	September 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$954,944	$727,310
Accounts receivable	137,562	201,548
Unbilled accounts receivable	160,248	218,233
Inventories	146,281	106,136
Deferred expenses	4,979	1,058
Prepaid expenses and other current assets	93,966	101,252
Total current assets	1,497,980	1,355,537
Property and equipment, net	123,706	97,109
Intangible assets, net	125,793	3,664
Goodwill	68,669	—
Equity method investment	85,323	81,289
Other assets	62,714	40,953
Total assets	$1,964,185	$1,578,552
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$220,027	$175,188
Accrued expenses and other current liabilities	166,269	165,644
Deferred revenue	1,086,297	676,314
Total current liabilities	1,472,593	1,017,146
Deferred revenue	8,152	129,233
Other liabilities	61,866	42,043
Total liabilities	1,542,611	1,188,422

Commitments and contingencies (Note 14)	—	—

Equity:
Class A Common Stock, 3,000,000,000 shares authorized, 108,380,772 and 104,689,377 shares issued and outstanding at March 29, 2025 and September 28, 2024, respectively	13	13
Class V-1 Common Stock, 1,000,000,000 shares authorized, 76,223,325 and 76,965,386 shares issued and outstanding at March 29, 2025 and September 28, 2024, respectively	7	7

Class V-3 Common Stock, 450,000,000 shares authorized, 404,309,196 shares issued and outstanding at March 29, 2025 and September 28, 2024	40	40
Additional paid-in capital	1,539,378	1,523,692
Accumulated deficit	(1,331,326)	(1,323,925)
Accumulated other comprehensive loss	(2,698)	(2,594)
Total stockholders' equity	205,414	197,233
Noncontrolling interest	216,160	192,897
Total equity	421,574	390,130
Total liabilities and equity	$1,964,185	$1,578,552
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	For the Three Months Ended		For the Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Revenue:
Systems	$513,372	$370,693	$977,431	$718,398
Software maintenance and support	6,685	2,566	12,210	4,735
Operation services	29,594	20,073	46,703	30,142
Total revenue	549,651	393,332	1,036,344	753,275
Cost of revenue:
Systems	414,560	342,124	796,378	626,071
Software maintenance and support	2,095	1,936	3,979	3,662
Operation services	25,168	19,052	48,120	29,266
Total cost of revenue	441,823	363,112	848,477	658,999
Gross profit	107,828	30,220	187,867	94,276
Operating expenses:
Research and development expenses	61,540	46,462	105,133	88,606
Selling, general, and administrative expenses	78,347	48,652	139,421	95,663
Total operating expenses	139,887	95,114	244,554	184,269
Operating loss	(32,059)	(64,894)	(56,687)	(89,993)
Other income, net	11,714	9,812	19,536	16,011
Loss before income tax and equity method investment	(20,345)	(55,082)	(37,151)	(73,982)
Income tax benefit	1,397	252	1,248	80
Loss from equity method investment	(2,490)	—	(4,055)	—
Net loss	(21,438)	(54,830)	(39,958)	(73,902)
Net loss attributable to noncontrolling interests	(17,513)	(46,021)	(32,557)	(62,257)
Net loss attributable to common stockholders	$(3,925)	$(8,809)	$(7,401)	$(11,645)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.04)	$(0.09)	$(0.07)	$(0.13)
Weighted-average shares of Class A Common Stock outstanding:
Basic and Diluted	107,726,978	93,043,769	106,900,622	88,155,791
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net loss	$(21,438)	$(54,830)	$(39,958)	$(73,902)
Less: Net loss attributable to noncontrolling interests	(17,513)	(46,021)	(32,557)	(62,257)
Net loss attributable to common stockholders	$(3,925)	$(8,809)	$(7,401)	$(11,645)
Other comprehensive loss:
Foreign currency translation adjustments	(13)	(502)	(576)	(141)
Changes in unrealized gain on investments, net of income taxes of $— for the three and six months ended March 29, 2025 and March 30, 2024	—	(3,251)	—	(4,163)
Total other comprehensive loss	(13)	(3,753)	(576)	(4,304)
Less: other comprehensive loss attributable to noncontrolling interests	(11)	(3,150)	(472)	(3,618)
Other comprehensive loss attributable to common stockholders	$(2)	$(603)	$(104)	$(686)
Comprehensive loss	(21,451)	(58,583)	(40,534)	(78,206)
Less: Comprehensive loss attributable to noncontrolling interests	(17,524)	(49,171)	(33,029)	(65,875)
Total comprehensive loss attributable to common stockholders	$(3,927)	$(9,412)	$(7,505)	$(12,331)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)
(in thousands, except share information)

	Three Months Ended March 29, 2025
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 28, 2024	106,521,915	$13	76,588,618	$7	404,309,196	$40	$1,526,573	$(2,696)	$(1,327,401)	$197,389	$393,925
Net loss	—	—	—	—	—	—	—	—	(3,925)	(17,513)	(21,438)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,286,900	—	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	206,664	—	—	—	—	—	3,231	—	—	—	3,231
Exchange of Class V-1 and V-3 common stock	365,293	—	(365,293)	—	—	—	1,062	—	—	(1,062)	—
Distribution to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	(382)	(382)
Stock-based compensation	—	—	—	—	—	—	8,512	—	—	37,739	46,251
Other comprehensive loss	—	—	—	—	—	—	—	(2)	—	(11)	(13)
Balance at March 29, 2025	108,380,772	$13	76,223,325	$7	404,309,196	$40	$1,539,378	$(2,698)	$(1,331,326)	$216,160	$421,574

	Six Months Ended March 29, 2025
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 28, 2024	104,689,377	$13	76,965,386	$7	404,309,196	$40	$1,523,692	$(2,594)	$(1,323,925)	$192,897	$390,130
Net loss	—	—	—	—	—	—	—	—	(7,401)	(32,557)	(39,958)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	2,939,571	—	—	—	—	—	(3,012)	—	—	—	(3,012)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	206,664	—	—	—	—	—	3,231	—	—	—	3,231
Exchange of Class V-1 common stock	545,160	—	(545,160)	—	—	—	2,106	—	—	(2,106)	—
Cancellation of Class V-1 common stock	—	—	(196,901)	—	—	—	—	—	—	—	—
Distribution to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	(1,232)	(1,232)
Stock-based compensation	—	—	—	—	—	—	13,361	—	—	59,630	72,991
Other comprehensive loss	—	—	—	—	—	—	—	(104)	—	(472)	(576)
Balance at March 29, 2025	108,380,772	$13	76,223,325	$7	404,309,196	$40	$1,539,378	$(2,698)	$(1,331,326)	$216,160	$421,574

	Three Months Ended March 30, 2024
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 30, 2023	85,106,588	$10	81,489,643	$8	406,512,941	$41	$1,257,853	$(1,770)	$(1,313,271)	$222,899	$165,770
Net loss	—	—	—	—	—	—	—	—	(8,809)	(46,021)	(54,830)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	4,250,067	—	—	—	—	—	(3,095)	—	—	—	(3,095)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	102,633	—	—	—	—	—	3,500	—	—	—	3,500
Exchange of Class V-1 and V-3 common stock	5,236,000	1	(3,057,255)	—	(2,178,745)	(1)	381	—	—	(381)	—
Issuance of common stock in connection with equity offering	6,500,000	1	—	—	—	—	257,985	—	—	—	257,986
Stock-based compensation	—	—	—	—	—	—	4,865	—	—	23,200	28,065
Other comprehensive loss	—	—	—	—	—	—	—	(603)	—	(3,150)	(3,753)
Balance at March 30, 2024	101,195,288	$12	78,432,388	$8	404,334,196	$40	$1,521,489	$(2,373)	$(1,322,080)	$196,547	$393,643

	Six Months Ended March 30, 2024
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 30, 2023	82,112,881	$8	66,931,097	$7	407,528,941	$41	$58,126	$1,254,022	$(1,687)	$(1,310,435)	$(2,798)	$(2,716)
Net loss	—	—	—	—	—	—	—	—	—	(11,645)	(62,257)	(73,902)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	4,915,909	—	—	—	—	—	—	(3,103)	—	—	(50)	(3,153)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	102,633	—	—	—	—	—	—	3,500	—	—	—	3,500
Exchange of Class V-1 and V-3 common stock	7,563,865	3	(4,369,120)	(2)	(3,194,745)	(1)	—	(155)	—	—	155	—
Issuance of common stock in connection with equity offering	6,500,000	1	—	—	—	—	—	257,985	—	—	—	257,986
Exercise of warrants			15,870,411	3			(58,126)				216,828	158,705
Stock-based compensation	—	—	—	—	—	—	—	9,240	—	—	48,287	57,527
Other comprehensive loss	—	—	—	—	—	—	—	—	(686)	—	(3,618)	(4,304)
Balance at March 30, 2024	101,195,288	$12	78,432,388	$8	404,334,196	$40	$—	$1,521,489	$(2,373)	$(1,322,080)	$196,547	$393,643
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Six Months Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net loss	$(39,958)	$(73,902)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,924	6,352
Loss from equity method investment	4,055	—
Foreign currency gains	(12)	(8)
Gain on investments	—	(8,745)
Provision for excess and obsolete inventory	980	34,276
Loss on disposal of assets	201	—
Stock-based compensation	70,128	57,527
Gain from strategic investment fair value adjustment	(4,481)	—
Changes in operating assets and liabilities:
Accounts receivable	64,181	(58,461)
Inventories	(33,657)	(17,920)
Prepaid expenses and other current assets	99,808	(42,430)
Deferred expenses	(3,921)	(5,046)
Other assets	(7,479)	(5,466)
Accounts payable	44,951	23,315
Accrued expenses and other current liabilities	(20,145)	(1,884)
Deferred revenue	288,619	72,644
Other liabilities	(8,592)	10,670
Net cash provided by (used in) operating activities	474,602	(9,078)
Cash flows from investing activities:
Purchases of property and equipment and capitalization of internal use software development costs	(27,917)	(5,864)
Proceeds from maturities of marketable securities	—	290,000
Purchases of marketable securities	—	(48,660)
Acquisitions of strategic investments	(17,992)	—
Cash paid for business acquisitions	(200,000)	—
Net cash provided by (used in) investing activities	(245,909)	235,476
Cash flows from financing activities:
Payment for taxes related to net share settlement of stock-based compensation awards	(3,012)	(3,181)
Net proceeds from issuance of common stock under employee stock purchase plan	3,233	3,435
Proceeds from issuance of Class A Common Stock	—	257,985
Proceeds from exercise of warrants	—	158,702
Distributions to or on behalf of Symbotic Holdings LLC partners	(1,232)	—
Net cash provided by (used in) financing activities	(1,011)	416,941
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(34)	(15)
Net increase in cash, cash equivalents, and restricted cash	227,648	643,324

Cash, cash equivalents, and restricted cash — beginning of period	730,354	260,918
Cash, cash equivalents, and restricted cash — end of period	$958,002	$904,242

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$7,988	$5,818
Transfer of equipment from deferred cost to property and equipment	$7,982	$38,454
Non-cash contribution to unconsolidated entity	$2,785	$—
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto as of, and for the year ended, September 28, 2024, which are included within the Company’s Annual Report on Form 10-K filed with the SEC on December 4, 2024. The September 28, 2024 consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements. As a result of displaying amounts in thousands, rounding differences may exist in the financial statements and footnote tables.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements and related notes thereto as of and for the year ended September 28, 2024. Except as noted below, there have been no material changes to the significant accounting policies during the three month period ended March 29, 2025.
Business Acquisitions
The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair value of these identifiable assets and liabilities is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the consolidated statements of operations. Determining the fair value of the tangible assets acquired, liabilities assumed, and intangible assets requires management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, cash flows that an asset is expected to generate in the future, technology migration curves, discount rates, and useful lives. While the Company uses its best estimates and judgements, the estimates are inherently uncertain and subject to refinement. Acquisition-related transaction costs are expensed as incurred.
Goodwill
Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is monitored annually for impairment or more frequently if there are indicators of impairment. The Company considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the Company’s stock price for a sustained period. The Company performs its annual impairment test on the first day of its fourth fiscal quarter. The Company’s goodwill is evaluated at the consolidated level as it has been determined there is one operating segment comprised of one reporting unit. The Company performs a quantitative or qualitative assessment, which compares the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized. The Company will perform this assessment on the first day of the fourth fiscal quarter, or June 29, 2025.
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
The following table summarizes the end-of-period cash and cash equivalents from the Company’s Consolidated Balance Sheets and the total cash, cash equivalents, and restricted cash as presented on the accompanying Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	March 29, 2025	March 30, 2024
Cash and cash equivalents	$954,944	$901,382
Restricted cash classified in:
Prepaid expenses and other current assets	870	—
Other assets	2,188	2,860
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$958,002	$904,242
Volume of Business
The Company has concentration in the volume of purchases it conducts with its suppliers. For the three and six months ended March 29, 2025, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $61.1 million and $104.2 million, respectively. For the three months ended March 30, 2024, there were two suppliers that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $92.0 million. For the six months ended March 30, 2024, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases amounted to $94.9 million.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires additional disclosure about specified categories of expenses included in relevant expense captions presented on the income statement. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. The Company is currently evaluating the impact that ASU 2024-03 will have on its disclosures.

The Company considers the applicability and impact of all ASUs issued by the FASB. There are no other accounting pronouncements which have been issued but are not yet effective that would have a material impact on the consolidated financial statements when adopted.
3. Noncontrolling Interests
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company.
The following table summarizes the ownership of Symbotic stock for the three months ended March 29, 2025.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at December 28, 2024	106,521,915	480,897,814	587,419,729
Issuances	1,493,564	—	1,493,564
Exchanges	365,293	(365,293)	—
Balance at March 29, 2025	108,380,772	480,532,521	588,913,293	18.4%	81.6%	100%
The following table summarizes the ownership of Symbotic stock for the six months ended March 29, 2025.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at September 28, 2024	104,689,377	481,274,582	585,963,959
Issuances	3,146,235	—	3,146,235
Exchanges	545,160	(545,160)	—
Cancellations	—	(196,901)	(196,901)
Balance at March 29, 2025	108,380,772	480,532,521	588,913,293	18.4%	81.6%	100%
4. Revenue
The Company generates revenue through its design and installation of supply chain automation systems (the “System”) to automate customers’ depalletizing, storage, selection, and palletization warehousing processes. The System has both a hardware component and an essential software component that enables the System to be programmed to operate within specific customer environments. The Company enters into contracts with customers that can include various combinations of services to design and install the System. These services are generally distinct and accounted for as separate performance obligations. As a result, each customer contract may contain multiple performance obligations. The Company determines whether performance obligations are distinct based on whether the customer can benefit from the good or service on its own or together with other resources that are readily available and whether the Company’s commitment to provide the goods or services to the customer is separately identifiable from other obligations in the contract.
The Company recognizes revenue upon transfer of control of promised goods or services in a contract with a customer, generally as title and risk of loss pass to the customer, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Revenue is recognized only to the extent that it is probable that a significant reversal of revenue will not occur and when collection is considered probable. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue. Shipping and handling costs billed to customers are included in revenue and the related costs are included in cost of revenue when incurred. The Company presents amounts collected from customers for sales and other taxes net of the related amounts remitted.

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
Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	March 29, 2025	September 28, 2024
Accounts receivable	$137,562	$201,548
Unbilled accounts receivable	$160,248	$218,233
Contract liabilities	$1,094,449	$805,547
The change in the opening and closing balances of the Company’s accounts receivable primarily results from the increase in customer system implementations in the current fiscal year as well as the timing of when customer payments are due. The change in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary, and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. During the six months ended March 29, 2025, the Company recognized $420.0 million of the contract liability balance at September 28, 2024, as revenue upon transfer of the products or services to customers. During the six months ended March 30, 2024, the Company recognized $459.2 million of the contract liability balance at September 30, 2023, as revenue upon transfer of the products or services to customers.

Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty as well as operation services contracts. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of March 29, 2025 was $22.7 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement (“MAA”) with Walmart Inc. (“Walmart”) to implement Systems in all of Walmart’s 42 regional distribution centers, and in connection with the Commercial Agreement with GreenBox Systems LLC (“GreenBox”) under which Symbotic will implement its System into GreenBox distribution center locations. As the Company accounts for GreenBox as an equity method investment, the remaining performance obligation includes the Company’s proportionate share of unconsolidated variable interest entity contracts. In the second quarter of fiscal year 2025, Symbotic LLC entered into a Master Automation Agreement (“2025 MAA”), which sets forth the terms and conditions governing the development, manufacture, and installation of accelerated pickup and delivery systems (“APDs”) by Symbotic LLC for Walmart. The 2025 MAA provides for a commitment, subject to the satisfaction of defined system performance metrics of the APDs, from Walmart to purchase 400 APDs, which could increase the Company’s future remaining performance obligation by more than $5.0 billion. The Company expects to recognize approximately 11% of its remaining performance obligations as revenue in the next 12 months, approximately 53% of its remaining performance obligations as revenue within the following 13 to 60 months, and the remaining thereafter, which is dependent on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
Significant Customers
For the three and six months ended March 29, 2025 and March 30, 2024, there was one customer, including all affiliates, subsidiaries, and consolidated entities, that individually accounted for 10% or more of total revenue. The following table represents this customer’s aggregate percent of total revenue.

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Customer A	85.6%	85.3%	85.9%	83.7%

At March 29, 2025, three customers accounted for over 10% of the Company’s accounts receivable balance, and one customer accounted for over 10% of the Company’s accounts receivable balance at September 28, 2024. The following table represents these customers’ aggregate percent of total accounts receivable. The symbol “n/a” indicates that such customer’s accounts receivable balance at the period indicated within the table did not exceed 10% of the Company’s accounts receivable balance.

	March 29, 2025	September 28, 2024
Customer A	66.9%	92.8%
Customer B	13.1%	n/a
Customer C	10.3%	n/a
Aggregate Percent of Total Accounts Receivable	90.3%	92.8%
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

5. Leases
The Company leases office space in Wilmington, MA, Montreal, QC, Plant City, FL, Andover, MA, and Milpitas, CA through operating lease arrangements. The Company has no finance lease agreements. The operating lease arrangements expire at various dates through December 2030.
The following table presents the balance sheet location of the Company’s operating leases for each of the periods presented (in thousands):

	March 29, 2025	September 28, 2024
ROU assets:
Other assets	$24,475	$15,257

Lease Liabilities:
Accrued expenses and other current liabilities	$4,382	$1,647
Other liabilities	23,926	16,076
Total lease liabilities	$28,308	$17,723
The following table presents maturities of the Company’s operating lease liabilities as of March 29, 2025, presented under Accounting Standards Codification Topic 842 (in thousands):

March 29, 2025
Remaining fiscal year 2025	$2,686
Fiscal year 2026	7,156
Fiscal year 2027	6,876
Fiscal year 2028	5,299
Fiscal year 2029 and thereafter	12,572
Total future minimum payments	$34,589
Less: Implied interest	(6,281)
Total lease liabilities	$28,308
The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of March 29, 2025 was 7.6%.
As of March 29, 2025, the weighted-average remaining lease term of the Company’s operating leases was approximately 5.0 years. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $1.2 million for the six months ended March 29, 2025.
6. Inventories
Inventories at March 29, 2025 and September 28, 2024 consist of the following (in thousands):

	March 29, 2025	September 28, 2024
Raw materials and components	$103,655	$72,279
Work in process	—	4,538
Finished goods	42,626	29,319
Total inventories	$146,281	$106,136

7. Property and Equipment
Property and equipment at March 29, 2025 and September 28, 2024 consists of the following (in thousands):

	March 29, 2025	September 28, 2024
Computer equipment and software, furniture and fixtures, test equipment, and other equipment	$153,937	$114,515
Internal use software	6,366	7,141
Leasehold improvements	10,286	9,576
Total property and equipment	170,589	131,232
Less accumulated depreciation	(46,883)	(34,123)
Property and equipment, net	$123,706	$97,109
For the three and six months ended March 29, 2025, depreciation expense was $7.0 million and $13.2 million, respectively. For the three and six months ended March 30, 2024, depreciation expense was $2.5 million and $4.8 million, respectively.
8. Business Acquisitions
Business acquisition-related costs during the three and six months ended March 29, 2025 were $3.3 million and $7.1 million, respectively, and are included in general and administrative expenses in the interim condensed consolidated statements of operations. Separate financial results and pro forma financial information for ASR (defined below) have not been presented as the effect of this acquisition was not material to the Company’s financial results.
Advanced Systems & Robotics Inc.
On January 27, 2025, the Company acquired all of the outstanding equity interests of Walmart’s Advanced Systems & Robotics Inc. (“ASR”) for $200.0 million in cash (the “ASR Acquisition) pursuant to a Purchase and Sale Agreement with Walmart (the “ASR Purchase Agreement”). ASR is intended to expand the long-standing relationship between Walmart and the Company with the aim of developing an integrated automated supply chain, which is expected to broaden the Company’s product offering beyond the traditional warehouse to eCommerce settings for last mile delivery. As of March 29, 2025, the purchase price allocation is preliminary, pending finalization of valuations and the impact of income taxes.
The preliminary allocation of the purchase price for ASR and fair values of the assets acquired and liabilities assumed were as follows (in thousands):

Total purchase consideration	$200,000

Allocation of the purchase consideration:
Other receivables	$17,807
Inventories	14,702
Prepaid expenses and other current assets	16,831
Property and equipment, net	4,261
Intangible assets	115,000
Other assets	2,221
Total assets acquired	170,822
Accrued expenses and other current assets	36,880
Other liabilities	2,611
Total liabilities assumed	39,491
Identifiable net assets acquired	131,331
Goodwill	68,669
Total purchase price allocation	$200,000

The value of the goodwill can be attributed to a number of business factors, including a trained technical workforce, and revenue and cost synergies expected to be realized. The Company expects that most of the goodwill related to the ASR Acquisition will not be deductible for tax purposes.
The identified intangible asset acquired is developed technology, which has a gross carrying amount of $115.0 million and has an estimated useful life of 7 years.
The Company applied the multi-period excess earnings method to estimate the fair value of the intangible asset. The total weighted average amortization period for the developed technology intangible asset acquired from Walmart is 7 years. The intangible asset began amortization on the date of acquisition and is amortized on a straight-line basis over its useful life.
9. Intangible Assets and Goodwill
In connection with asset acquisitions in July and December 2024, and the ASR Acquisition in January 2025, the Company acquired developed technology intangible assets of $130.9 million. The intangible assets will be amortized over a useful life of 3 to 7 years on a straight-line basis. The estimated weighted average useful life of the intangible assets is 6.5 years.
The following table presents acquired intangible assets that are subject to amortization as of March 29, 2025 (in thousands). There were no acquired intangible assets that are subject to amortization as of March 30, 2024.

		March 29, 2025
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	6.5	$130,861	$(5,068)	$125,793
Total		$130,861	$(5,068)	$125,793
For the three and six months ended March 29, 2025, amortization expense was $4.2 million and $4.8 million, respectively.
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated (in thousands):

Developed Technology
Remaining fiscal year 2025	$10,831
Fiscal year 2026	21,662
Fiscal year 2027	21,414
Fiscal year 2028	17,401
Fiscal year 2029 and thereafter	54,485
Total	$125,793
The carrying amount of goodwill at March 29, 2025 was $68.7 million. As a result of the ASR Acquisition, the Company recorded $68.7 million of goodwill. Prior to the ASR Acquisition, the Company did not have goodwill on its consolidated balance sheets. No other changes to the carrying amount of goodwill were noted for the six months ended March 29, 2025. The Company tests goodwill for impairment at least annually. Through the date the interim condensed consolidated financial statements were issued, no triggering events have occurred that would indicate that a potential impairment exists.
10. Income Taxes
The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to its allocable share of any taxable income or loss of Symbotic Holdings LLC. The remaining share of Symbotic Holdings income or loss is non-taxable to the Company and is not reflected in current or deferred income taxes. The Company’s foreign subsidiaries are subject to income tax in their local jurisdictions.
For the three and six months ended March 29, 2025, the Company recorded a current income tax benefit of $1.4 million and $1.2 million, respectively. For the three and six months ended March 30, 2024, the Company recorded a current income tax benefit of $0.2 million and $0.1 million, respectively. The Company incurred a pre-tax loss for the three and six month periods and recorded a full valuation allowance against its domestic deferred tax assets and a partial valuation allowance against its foreign deferred tax assets. The Company incurs state tax expense by Symbotic LLC at the flow-through entity level and foreign tax expense at its foreign subsidiaries. The effective tax rate for the three and six months ended March 29, 2025 is 6.12% and 3.03% respectively, as compared to an effective tax rate for the three and six months ended March 30, 2024 of 0.46% and 0.13%, respectively. The effective tax rate differs from the federal statutory income tax rate primarily due to the flow-through entity level taxes and the effect of the valuation allowance, including the partial release due to the ASR Acquisition, against the Company’s net federal, state, and foreign deferred income taxes.
As of March 29, 2025, the Company continues to conclude that the negative evidence regarding its ability to realize its deferred tax assets outweighs the positive evidence, and the Company has a full valuation allowance against its domestic, federal and state net deferred tax assets and a partial valuation allowance against its foreign net deferred tax assets. The Company has a history of cumulative pre-tax losses for the three previous fiscal years which it believes represents significant negative evidence in evaluating whether its deferred tax assets are realizable. Given these cumulative losses, lack of forecast history, the competitive environment, and uncertainty of general economic conditions, the Company does not believe it can rely on projections of future taxable income exclusive of reversing taxable temporary differences to support the realization of its deferred tax assets. In upcoming quarters, the Company will continue to evaluate both the positive and negative evidence surrounding its ability to realize its deferred tax assets.
Tax Receivable Agreement
As of March 29, 2025, future payments under the Tax Receivable Agreement (“TRA”) with respect to the purchase of Symbotic Holdings units which occurred as part of, or subsequent to, the Business Combination are expected to be $433.1 million. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by the Company as a result of exchanges by its pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income or loss before taxes on the consolidated statement of operations in the period in which the change occurs. As of March 29, 2025, no TRA liability was recorded based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset.
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
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability
The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of March 29, 2025 and September 28, 2024 (in thousands):

	March 29, 2025				September 28, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$831,898	$—	$—	$831,898	$712,958	$—	$—	$712,958
Warrant fair value	—	16,789	—	16,789	—	12,308	—	12,308
Total assets	$831,898	$16,789	$—	$848,687	$712,958	$12,308	$—	$725,266

The Company had no liabilities measured and recorded at fair value on a recurring basis as of March 29, 2025 and September 28, 2024.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At March 29, 2025, the fair value of the warrant issued as described in Note 12, Derivative Instruments, is classified as Level 2. Level 2 securities are priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
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
The warrants are accounted for as a derivative under ASC 815, Derivatives and Hedging, as a result of certain net settlement provisions in the warrant agreements. The Company reports the warrants at their fair values within “other assets” in its condensed consolidated balance sheets and changes in the fair value of the warrants are recognized in “other income, net” on its condensed consolidated statements of operations. The day-one value attributable to the other side of the warrants is reported within “other liabilities” in the Company’s condensed consolidated balance sheets and will be amortized over the life of the applicable development and production milestones as determined in the development and supply agreement. The fair value of the warrants recognized within “other assets” on the Company’s condensed consolidated balance sheets at March 29, 2025 is $16.8 million. During the three and six months ended March 29, 2025, the Company recorded a fair value adjustment of $4.5 million to “other income, net” on the Company’s condensed consolidated statements of operations.
13. Related Party Transactions
ASC 850, Related Party Disclosures (“ASC 850”), provides guidance for the identification of related parties and the disclosure of related party transactions. Related parties are generally defined as (i) affiliates of the Company; (ii) owners of more than 10% of the voting interests of the Company and members of their immediate families; (iii) management of the Company and members of their immediate families; (iv) other parties which directly or indirectly control, are controlled by, or are under common control with the Company; or (v) other parties who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company assesses related parties each reporting period. For the period ending March 29, 2025, the Company determined that C&S Wholesale Grocers, Inc. (“C&S”), GreenBox, and certain current holders of Symbotic Holdings were each a related party under ASC 850. The following transactions were related party transactions under ASC 850.
Aircraft Time Sharing Agreement
In December 2021 and May 2022, the Company entered into aircraft time-sharing agreements with C&S with respect to private aircraft owned by them, whereby the Company’s executives may utilize two C&S aircraft on an as-needed and as-available basis, with no minimum usage being required. As there is no defined period of time stated within these aircraft time-sharing agreements, the Company does not consider these to meet the definition of a lease, and as such, records payments in the period in which the obligation for the payment is incurred. For the three and six months ended March 29, 2025, the Company incurred expense of $0.5 million and $0.9 million, respectively, and for the three and six months ended March 30, 2024, the Company incurred expense of $0.3 million and $0.5 million, respectively, related to these aircraft time-sharing agreements.
Usage of Facility and Employee Services
The Company has a license arrangement with C&S whereby C&S is providing receiving and logistics services for the Company within a C&S distribution facility. The arrangement also provides for C&S employees assisting with certain of the Company’s operations. For the three and six months ended March 29, 2025, the Company incurred expense of $0.3 million and $0.7 million, respectively, and for the three and six months ended March 30, 2024, the Company incurred expense of $0.8 million and $1.5 million, respectively, related to this arrangement.
Customer Contracts
The Company has customer contracts with C&S relating to systems implementation, software maintenance services and the operations of Systems. For the three and six months ended March 29, 2025, revenue of $2.9 million and $5.2 million was recognized, respectively, relating to these customer contracts. For the three and six months ended March 30, 2024, revenue of $22.2 million and $35.0 million was recognized, respectively, relating to these customer contracts. There was $12.4 million unbilled accounts receivable and accounts receivable due from C&S at March 29, 2025, and $18.4 million unbilled accounts receivable and accounts receivable due from C&S at September 28, 2024. There was $2.7 million and $1.8 million of deferred revenue related to contracts with C&S at March 29, 2025 and September 28, 2024, respectively. The transaction price allocated to performance obligations that are unsatisfied as of March 29, 2025 was $2.7 million.
GreenBox
The Company has a customer contract relating to systems implementation and shared services with GreenBox. For the three and six months ended March 29, 2025, revenue of $4.9 million and $7.6 million was recognized, respectively, relating to this customer contract. There was $5.5 million unbilled accounts receivable and accounts receivable due from the customer contract, and $2.1 million accounts receivable due from the shared service agreement at March 29, 2025. There was $74.9 million and $69.1 million of deferred revenue related to contracts with GreenBox at March 29, 2025 and September 28, 2024, respectively. The transaction price allocated to performance obligations that are unsatisfied as of March 29, 2025 was $11.5 billion. There was no revenue, accounts receivable, or deferred revenue for GreenBox at and for the three and six months ended March 30, 2024. No cash funding was made by the Company to GreenBox in relation to the VIE (as further described in Note 14, Variable Interest Entities) for the three months ended March 29, 2025, and $6.8 million of cash funding was made by the Company to GreenBox in relation to the VIE for the six months ended March 29, 2025. Non-cash funding in the form of a stock contribution of $2.8 million was made by the Company to GreenBox for the three and six months ended March 29, 2025. No cash or non-cash funding was made for the three and six months ended March 30, 2024.
Tax Distribution to Symbotic Holdings LLC partners
Pursuant to the Second Amended and Restated Limited Liability Company Agreement of Symbotic Holdings, Symbotic LLC makes pro rata tax distributions to the holders of Symbotic Holdings’ units in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Symbotic Holdings that is allocated to them. For the three and six months ended March 29, 2025, the Company distributed a total of $0.4 million and $1.2 million, respectively, of tax distributions to or on behalf of its members, of which $0.3 million and $1.1 million, respectively, was distributed to or on behalf of those who met the definition of a related party in accordance with ASC 850.
14. Commitments and Contingencies
Purchase Obligations
The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased and fixed, minimum, or variable price provisions. As of March 29, 2025, the purchase commitments covered by these arrangements are $1.0 billion in the aggregate, of which $0.9 billion are less than one year.
Lease Commitments
The Company leases certain of its facilities under operating leases expiring in various years through 2030. Refer to Note 5, Leases, for a schedule of future lease payments under non-cancellable leases as of March 29, 2025.

Warranty
The Company provides a limited warranty on its Systems and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets.
Activity related to the warranty accrual is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Balance at beginning of period	$36,863	$22,323	$31,935	$18,948
Provision	11,188	5,844	18,508	12,039
Warranty usage	(2,326)	(691)	(4,718)	(3,511)
Balance at end of period	$45,725	$27,476	$45,725	$27,476
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
Securities Class Actions
On August 14, 2024, a putative class action captioned Fox v. Symbotic Inc. et al., Case No. 24-cv-12090 was filed in the United States District Court for the District of Massachusetts by an alleged holder of the Company’s common stock. On March 10, 2025, the plaintiff voluntarily dismissed this action without prejudice pursuant to Federal Rule of Civil Procedure 41(a)(1)(A)(i).
On December 3, 2024, a putative class action captioned Decker v. Symbotic Inc. et al., Case No. 24-cv-12976 was filed in the United States District Court for the District of Massachusetts by an alleged purchaser of the Company’s common stock. The complaint asserts claims for violations of federal securities laws against the Company and three of its officers on the grounds that the Company made false and/or misleading statements related to its revenue recognition and the effectiveness of its disclosure controls and procedures. Based on these allegations, the plaintiff brings claims seeking unspecified damages, attorneys’ fees, expert fees, and other costs and relief on behalf of himself and a putative class of persons who purchased the Company’s stock between February 8, 2024 and November 26, 2024. On May 5, 2025, the court entered an order appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act and setting a schedule for the filing of an amended complaint and the Company’s response to the complaint. The plaintiff’s amended complaint is due on July 11, 2025.
The Company intends to vigorously defend this case. If a court ultimately determines that the Company is liable in this case, the Company may be subject to substantial damages. The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose the Company to substantial damages that may have a material adverse impact on its operations and cash flows. Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on its financial condition, although the outcome could be material to its operating results for any particular period, depending, in part, upon the operating results for such period.

Shareholder Derivative Actions
On October 2, 2024, two putative shareholder derivative actions captioned Austen v. Cohen et al., 24-cv-12522 and Kukreja v. Cohen et al., 24-cv-12523 were filed in the United States District Court for the District of Massachusetts by the Company’s alleged shareholders. The actions assert claims on behalf of the Company against certain senior officers and members of its board of directors for, among others, breach of fiduciary duty, unjust enrichment, and violations of federal securities laws based primarily on allegations that the defendants caused or allowed the Company to disseminate misleading and inaccurate information to shareholders in connection with the Company’s expected earnings for the third quarter of fiscal year 2024. The actions also contend that the defendants wasted corporate assets by exposing the Company to the securities class action lawsuit filed on August 14, 2024. The actions seek compensatory damages, changes to corporate governance and internal procedures, restitution, costs and attorneys’ fees, and other unspecified relief. Motions to consolidate the two actions into a single matter, appoint lead plaintiffs’ counsel, and stay any obligation of the defendants to respond to the complaint based on the pendency of the related securities class action lawsuit remain pending.
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
Contingencies
Liabilities for any loss contingencies arising from claims, assessments, litigation, fines, penalties, and other matters are recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. Legal costs associated with loss contingencies are expensed as incurred. As of March 29, 2025, the Company has made appropriate provisions related to such matters and does not believe that such matters will have a material adverse effect on the Company’s consolidated operations, financial position, or liquidity.
Indemnifications
In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of March 29, 2025 and September 28, 2024.
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
On July 23, 2023, the Company, New Symbotic Holdings, and Symbotic LLC (collectively, the “Symbotic Group”), entered into a Framework Agreement (the “Framework Agreement”) with Sunlight Investment Corp., a Delaware corporation (“Sunlight”), SVF II Strategic Investments AIV LLC, a Delaware limited liability company (“SVF” and, together with Sunlight, “SoftBank”), and GreenBox, related to, among other things, the formation of GreenBox as a venture between the Symbotic Group and SoftBank and a warrant to purchase Class A Common Stock of Symbotic (the “GreenBox Warrant”). On July 23, 2023, GreenBox also entered into a Master Services, License and Equipment Agreement with Symbotic LLC with respect to the purchase of Systems (“GreenBox Commercial Agreement”).
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
The Company’s recorded investments in the unconsolidated VIE and related estimated maximum exposure to loss are as follows (in thousands):

	March 29, 2025
	Investments in Unconsolidated VIE	Symbotic's Maximum Exposure to Loss
GreenBox Systems LLC	$85,323	$1,635,228
The Company calculated its maximum exposure to loss while considering its equity investment in the VIE, any amounts owed to the Company for services which may have been provided, and future funding commitments of $1,635.2 million. As of March 29, 2025, there is a $85.3 million carrying value of the VIE which represents the amount which the Company has invested in the VIE, net of the Company’s proportionate share of the VIE’s net loss. The Company’s maximum exposure to loss as displayed above does not take into consideration the VIE’s commitment under the GreenBox Commercial Agreement to reimburse the Company in the event of a termination. If the VIE’s commitment under the GreenBox Commercial Agreement was taken into consideration, there would be no maximum exposure to loss presented as the VIE’s commitment under the GreenBox Commercial Agreement exceeds the Company’s future funding commitments.
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Numerator - basic and diluted
Net loss	$(21,438)	$(54,830)	$(39,958)	$(73,902)
Less: Net loss attributable to the noncontrolling interest	(17,513)	(46,021)	(32,557)	(62,257)
Net loss attributable to common stockholders	$(3,925)	$(8,809)	$(7,401)	$(11,645)
Denominator - basic and diluted
Weighted-average shares of Class A common shares outstanding	107,726,978	93,043,769	106,900,622	88,155,791
Loss per share of Class A common stock - basic and diluted	$(0.04)	$(0.09)	$(0.07)	$(0.13)
The Company’s Class V-1 Common Stock and Class V-3 Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V-1 Common Stock and Class V-3 Common Stock under the two-class method has not been presented.
The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of its equity instruments. The average stock price for the three and six months ended March 29, 2025 was $25.58 and $27.06, respectively. For the three months ended March 29, 2025, there were 5.9 million potentially dilutive common stock equivalents related to the RSUs which would have been included in the diluted EPS calculation, and

7.3 million anti-dilutive common stock equivalents related to the unvested GreenBox Warrant that could potentially dilute EPS in the future. For the six months ended March 29, 2025, there were 6.3 million potentially dilutive common stock equivalents related to the RSUs which would have been included in the diluted EPS calculation, and 6.3 million anti-dilutive common stock equivalents related to the unvested GreenBox Warrant that could potentially dilute EPS in the future.
17. Stock-Based Compensation and Warrant Units
The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
RSUs (service-based and performance-based)	$44,808	$27,568	$70,632	$56,555
Employee stock purchase plan	932	497	1,882	972
Total stock-based compensation expense	$45,740	$28,065	$72,514	$57,527
Effect of stock-based compensation expense on income by line item (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cost of revenue, Systems	$10,532	$3,839	$13,680	$6,554
Cost of revenue, Software maintenance and support	247	60	344	235
Cost of revenue, Operation services	484	671	948	1,212
Research and development	14,317	12,789	24,872	25,086
Selling, general, and administrative	20,160	10,706	32,670	24,440
Total stock-based compensation expense	$45,740	$28,065	$72,514	$57,527
Total stock-based compensation expense for the three and six months ended March 29, 2025 increased as compared to the three and six months ended March 30, 2024. There was an increase in RSU grants to employees because there was an increase in the number of employees in fiscal year 2025, as compared to fiscal year 2024, which resulted in an increase in this expense.
Warrants
GreenBox Warrant
On July 23, 2023, the Company issued the GreenBox Warrant to Sunlight, which allows Sunlight to acquire up to an aggregate of 11,434,360 shares of the Company’s Class A Common Stock, subject to certain vesting conditions. The GreenBox Warrant had a grant date fair value of $19.90 per share. The GreenBox Warrant may vests upon conditions defined in the GreenBox Warrant, as GreenBox makes additional expenditures to the Company in connection with the Framework Agreement. There are up to eight vesting tranches in the GreenBox Warrant based on increments of expenditures where approximately 1,429,295 shares may vest per tranche, subject to certain conditions defined in the GreenBox Warrant. Upon vesting, shares may be acquired at an exercise price of $41.9719 per share. The warrant contains customary anti-dilution, down-round, and change-in-control provisions. The right to purchase shares pursuant to the GreenBox Warrant expires 36 months following the end of the initial term of the Framework Agreement, which is July 23, 2027, or if applicable, the extension term of the Framework Agreement, which is July 23, 2029. As of March 29, 2025, none of the shares issuable pursuant to the GreenBox Warrant had vested.

18. Segment and Geographic Information
The Company operates as one operating segment. Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region for the three and six months ended March 29, 2025 and March 30, 2024 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
United States	$524,503	$392,334	$1,010,688	$751,223
International	25,148	998	25,656	2,052
Total revenue	$549,651	$393,332	$1,036,344	$753,275
Percentage of revenue generated outside of the United States	5%	nil	2%	nil
Total property and equipment, net by geographical region at March 29, 2025 and at September 28, 2024 are as follows (in thousands):

	March 29, 2025	September 28, 2024
United States	$123,531	$96,802
International	175	307
Total property and equipment, net	$123,706	$97,109
Percentage of property and equipment, net held outside of the United States	nil	nil
19. Subsequent Events
In May 2025, the Company’s management approved a reduction of the Company’s workforce by approximately 320 to 390 employees, across all areas of the employees acquired in connection with the ASR Acquisition. The Company expects the workforce reduction will be substantially completed by the end of the first quarter of fiscal year 2026. The Company estimates that it will incur approximately $12.0 million to $14.0 million in costs in connection with the workforce reduction, which consist of severance and other one-time employee termination benefit expenses that the Company expects to recognize primarily in the third quarter of fiscal year 2025. A significant portion of these costs will be reimbursed pursuant to the terms of the ASR Purchase Agreement. The estimates of costs that the Company expects to incur, and the timing thereof, are subject to a number of assumptions and actual results may differ. The Company may also incur other charges or cash expenditures not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.

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
We generate revenue through our design and installation of supply chain automation systems to automate customers’ depalletizing, storage, selection, and palletization warehousing processes (“System”). The Systems have both a hardware component and an essential software component that enables the Systems to be programmed to operate within specific customer environments. We enter into contracts with customers that can include various combinations of services to design and install the Systems. These services are generally distinct and accounted for as separate performance obligations. As a result, each customer contract may contain multiple performance obligations. We determine whether performance obligations are distinct based on whether the customer can benefit from the good or service on its own or together with other resources that are readily available and whether our commitment to provide the goods or services to the customer is separately identifiable from other promises in the contract.
We have identified the following distinct performance obligations in our contracts with customers:
Systems: We design, assemble, and install Systems and perform configuration of essential software. Systems include the delivery of hardware and an essential software component, sold as either a perpetual or term-based on-premise license, that automate our customers’ depalletizing, storage, selection, and palletization warehousing processes. The hardware and essential software are each not capable of being distinct because our customers cannot benefit from the hardware or software on their own. Accordingly, they are treated as a single performance obligation. Fees for Systems are typically either cost-plus fixed fee amounts, fixed, or in certain cases, subject to a capped cost amount that are due based on the achievement of a variety of milestones beginning at contract inception through final acceptance. The substantial majority of our software is sold as a perpetual on-premise license, however, we do sell an immaterial amount of term-based on-premise licenses.
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

Software maintenance and support: “Software Maintenance and Support” is defined as support services that provide our customers with technical support, updates, and upgrades to the software license. Fees for Software Maintenance and Support are typically payable in advance on a quarterly, or annual basis over the term of the Software Maintenance and Support contract, which term can range from one to 15 years, but for a substantial majority of our Software Maintenance and Support contracts is 15 years.
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
Results of Operations for the Three and Six Months Ended March 29, 2025 and March 30, 2024
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended		For the Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(in thousands)
Revenue:
Systems	$513,372	$370,693	$977,431	$718,398
Software maintenance and support	6,685	2,566	12,210	4,735
Operation services	29,594	20,073	46,703	30,142
Total revenue	549,651	393,332	1,036,344	753,275
Cost of revenue:
Systems	414,560	342,124	796,378	626,071
Software maintenance and support	2,095	1,936	3,979	3,662
Operation services	25,168	19,052	48,120	29,266
Total cost of revenue	441,823	363,112	848,477	658,999
Gross profit	107,828	30,220	187,867	94,276
Operating expenses:
Research and development expenses	61,540	46,462	105,133	88,606
Selling, general, and administrative expenses	78,347	48,652	139,421	95,663
Total operating expenses	139,887	95,114	244,554	184,269
Operating loss	(32,059)	(64,894)	(56,687)	(89,993)
Other income, net	11,714	9,812	19,536	16,011
Loss before income tax and equity method investment	(20,345)	(55,082)	(37,151)	(73,982)
Income tax benefit	1,397	252	1,248	80
Loss from equity method investment	(2,490)	—	(4,055)	—
Net loss	$(21,438)	$(54,830)	$(39,958)	$(73,902)

	For the Three Months Ended		For the Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Revenue:
Systems	93%	94%	94%	95%
Software maintenance and support	1	1	1	1
Operation services	5	5	5	4
Total revenue	100	100	100	100
Cost of revenue:
Systems	75	87	77	83
Software maintenance and support	—	—	—	—
Operation services	5	5	5	4
Total cost of revenue	80	92	82	87
Gross profit	20	8	18	13
Operating expenses:
Research and development expenses	11	12	10	12
Selling, general, and administrative expenses	14	12	13	13
Total operating expenses	25	24	24	24
Operating loss	(6)	(16)	(5)	(12)
Other income, net	2	2	2	2
Loss before income tax and equity method investment	(4)	(14)	(4)	(10)
Income tax benefit	—	—	—	—
Loss from equity method investment	—	—	—	—
Net loss	(4)%	(14)%	(4)%	(10)%
*Percentages are based on actual values. Totals may not sum due to rounding.
Three and Six Months Ended March 29, 2025 Compared to the Three and Six Months Ended March 30, 2024
Revenue

	For the Three Months Ended		Change
	March 29, 2025	March 30, 2024	Amount	%
	(dollars in thousands)
Systems	$513,372	$370,693	$142,679	38%
Software maintenance and support	6,685	2,566	4,119	161%
Operation services	29,594	20,073	9,521	47%
Total revenue	$549,651	$393,332	$156,319	40%
Systems revenue increased during the three months ended March 29, 2025, as compared to the three months ended March 30, 2024, due to there being 46 Systems in Deployment during the fiscal quarter ending March 29, 2025, as compared to 37 Systems in Deployment during the same quarter of fiscal 2024. The increase in Deployments is primarily due to the continued build out of our Systems pursuant to the terms of the MAA and includes the addition of the 2025 MAA. Pursuant to the MAA, we are installing and implementing our System within all of Walmart’s 42 regional distribution centers. We expect the MAA to continue to generate Systems revenue as we install and implement the Systems at the remaining regional distribution centers through fiscal year 2029.
The increase in Software Maintenance and Support revenue is due to 37 Operational Systems which are under Software Maintenance and Support contracts for the three months ended March 29, 2025, as compared to 18 Operational Systems which are under Software Maintenance and Support contracts for the three months ended March 30, 2024.

The increase in Operation Services revenue is attributable to an increase in Operational Systems where we are performing Operation Services for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024. As we continue to increase the number of Operational Systems, an increase in the number of Operation Services contracts is expected. The increase in Operation Services revenue for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024, is also attributable to an increase in training services provided to our customers in connection with the increase in the number of Operational Systems.

	For the Six Months Ended		Change
	March 29, 2025	March 30, 2024	Amount	%
	(dollars in thousands)
Systems	$977,431	$718,398	$259,033	36%
Software maintenance and support	12,210	4,735	7,475	158%
Operation services	46,703	30,142	16,561	55%
Total revenue	$1,036,344	$753,275	$283,069	38%
Systems revenue increased during the six months ended March 29, 2025, as compared to the six months ended March 30, 2024, due to there being 46 System in Deployment during the fiscal quarter ending March 29, 2025, as compared to 37 Systems in Deployment during the same quarter of fiscal 2024. The increase in Deployments is primarily due to the continued build out of our Systems per the term of the MAA and includes the addition of the 2025 MAA. Pursuant to the MAA, we are installing and implementing our System within all of Walmart’s 42 regional distribution centers. We expect the MAA to continue to generate Systems revenue as we install and implement the Systems at the remaining regional distribution centers through fiscal year 2029.
The increase in Software Maintenance and Support revenue is due to 37 Operational Systems which are under Software Maintenance and Support contracts for the six months ended March 29, 2025, as compared to 18 Operational Systems which are under Software Maintenance and Support contracts for the six months ended March 30, 2024.
The increase in Operation Services revenue is attributable to an increase in Operational Systems where we are performing Operation Services for the six months ended March 29, 2025, as compared to the six months ended March 30, 2024. As we continue to increase the number of Operational Systems, an increase in the number of Operation Services contracts is expected. The increase in Operation Services revenue for the six months ended March 29, 2025, as compared to the six months ended March 30, 2024, is also attributable to an increase in training services provided to our customers in connection with the increase in the number of Operational Systems.
Gross Profit
The following table sets forth our gross profit for the three months ended March 29, 2025 and March 30, 2024:

	For the Three Months Ended		Change
	March 29, 2025	March 30, 2024	Amount
	(in thousands)
Systems	$98,812	$28,569	$70,243
Software maintenance and support	4,590	630	3,960
Operation services	4,426	1,021	3,405
Total gross profit	$107,828	$30,220	$77,608
Systems gross profit increased $70.2 million for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024. The increase in Systems gross profit is primarily driven by 46 Systems in Deployment during the three months ended March 29, 2025, as compared to 37 Systems in Deployment during the three months ended March 30, 2024.
The increase in Software Maintenance and Support gross profit is driven by the revenue from the additional Operational Systems which are under Software Maintenance and Support contracts for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024, while costs to perform our maintenance and support services remained relatively flat.

The increase in Operation Services gross profit for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024, is driven by an increase in additional training services provided to our customers and services related to the ASR Acquisition.
The following table sets forth our gross profit for the six months ended March 29, 2025 and March 30, 2024:

	For the Six Months Ended		Change
	March 29, 2025	March 30, 2024	Amount
	(in thousands)
Systems	$181,053	$92,327	$88,726
Software maintenance and support	8,231	1,073	7,158
Operation services	(1,417)	876	(2,293)
Total gross profit	$187,867	$94,276	$93,591
Systems gross profit increased $88.7 million during the six months ended March 29, 2025, as compared to the six months ended March 30, 2024. The increase in Systems gross profit is primarily driven by 46 Systems in Deployment during the six months ended March 29, 2025, as compared to 37 Systems in Deployment during the six months ended March 30, 2024.
The increase in Software Maintenance and Support gross profit is driven by the revenue from the additional Operational Systems which are under Software Maintenance and Support contracts for the six months ended March 29, 2025, as compared to the six months ended March 30, 2024, while costs to perform our Maintenance and Support Services remained relatively flat.
The decrease in Operation Services gross profit for the six months ended March 29, 2025, as compared to the six months ended March 30, 2024, is driven by an increase in Operation Services costs at certain of our customer sites, partially offset by additional training services provided to our customers and services related to the ASR Acquisition.
Research and Development Expenses

	For the Three Months Ended		Change
	March 29, 2025	March 30, 2024	Amount	%
	(dollars in thousands)
Research and development	$61,540	$46,462	$15,078	32%
Percentage of total revenue	11%	12%

The increase in research and development expenses for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024, is due to the following:

Change
(in thousands)
Employee-related costs	$5,587
Prototyping-related costs, allocated overhead expenses, and other	9,491
$15,078
Employee-related costs increased for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024. The primary driver in the increase to employee-related costs for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024, is from the increase to payroll and payroll-related costs to support the growth within our employee base. There was also an increase in the cost for contractors and consultants for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024, which we use to support our growth.
Prototyping-related costs, allocated overhead expenses, and other expenses increased for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024, primarily from an increase in prototype expenses as we implement efforts to expand our current product offerings, as well as an increase in amortization expense attributable to the intangible assets we acquired through our asset and business combination transactions.

	For the Six Months Ended		Change
	March 29, 2025	March 30, 2024	Amount	%
	(dollars in thousands)
Research and development	$105,133	$88,606	$16,527	19%
Percentage of total revenue	10%	12%
The increase in research and development expenses for the six months ended March 29, 2025, as compared to the six months ended March 30, 2024, is due to the following:

Change
(in thousands)
Employee-related costs	$2,970
Prototyping-related costs, allocated overhead expenses, and other	13,557
$16,527
Employee-related costs increased for the six months ended March 29, 2025, as compared to the six months ended March 30, 2024. The primary driver for the increase in employee-related costs for the six months ended March 29, 2025, as compared to the six months ended March 30, 2024, is from the increase to payroll and payroll-related costs to support the growth within our employee base. There was also an increase in the cost for contractors and consultants for the six months ended March 29, 2025, as compared to the six months ended March 30, 2024, which we use to support our growth.
Prototyping-related costs, allocated overhead expenses, and other expenses increased for the six months ended March 29, 2025, as compared to the six months ended March 30, 2024, primarily from an increase in prototype expenses as we implement efforts to expand our current product offerings, as well as an increase in amortization expense attributable to the intangible assets we acquired through our asset and business combination transactions.
Selling, General, and Administrative Expenses

	For the Three Months Ended		Change
	March 29, 2025	March 30, 2024	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$78,347	$48,652	$29,695	61%
Percentage of total revenue	14%	12%

The increase in selling, general, and administrative expenses for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024, is due to the following:

Change
(in thousands)
Employee-related costs	$21,083
Allocated overhead expenses and other	8,612
$29,695
Employee-related costs increased in the three months ended March 29, 2025, as compared to the three months ended March 30, 2024, primarily as a result of our full-time employee and contractor headcount growth within our selling, general, and administrative functions. We increased our headcount primarily to support our rapid acceleration of System Deployments and business transformation. We incurred incremental costs related to building both shorter-term as well as permanent processes and infrastructure to ramp partnerships and operations.
Allocated overhead and other expenses increased in the three months ended March 29, 2025, as compared to the three months ended March 30, 2024, primarily due to an increase in information technology related costs to support growth within our employee base and infrastructure, as well as an increase in audit, tax, and legal expenses. The increase in audit, tax, and legal expenses for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024, is primarily attributable to increased professional services fees related to strategic acquisitions and our internal controls remediation.

	For the Six Months Ended		Change
	March 29, 2025	March 30, 2024	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$139,421	$95,663	$43,758	46%
Percentage of total revenue	13%	13%
The increase in selling, general, and administrative expenses for the six months ended March 29, 2025, as compared to the six months ended March 30, 2024, is due to the following:

Change
(in thousands)
Employee-related costs	$26,552
Allocated overhead expenses and other	17,206
$43,758
Employee-related costs increased in the six months ended March 29, 2025, as compared to the six months ended March 30, 2024, primarily as a result of our full-time employee and contractor headcount growth within our selling, general, and administrative functions. We increased our headcount primarily to support our rapid acceleration of System Deployments and business transformation. We incurred incremental costs related to building both shorter-term as well as permanent processes and infrastructure to ramp partnerships and operations.
Allocated overhead and other expenses increased in the six months ended March 29, 2025, as compared to the six months ended March 30, 2024, primarily due to an increase in information technology related costs to support growth within our employee base and infrastructure, as well as an increase in audit, tax, and legal expenses. The increase in audit, tax, and legal expenses for the six months ended March 29, 2025, as compared to the six months ended March 30, 2024, is primarily attributable to increased professional services fees related to strategic acquisitions and our internal controls remediation.
Other income, net

	For the Three Months Ended		Change
	March 29, 2025	March 30, 2024	Amount	%
	(dollars in thousands)
Other income, net	$11,714	$9,812	$1,902	19%
Percentage of total revenue	2%	2%
The increase in other income, net for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024, was due to higher interest earned on invested cash balances and marketable securities as well as a higher cash balance.

	For the Six Months Ended		Change
	March 29, 2025	March 30, 2024	Amount	%
	(dollars in thousands)
Other income, net	$19,536	$16,011	$3,525	22%
Percentage of total revenue	2%	2%
The increase in other income, net for the six months ended March 29, 2025, as compared to the six months ended March 30, 2024, was due to higher interest earned on invested cash balances and marketable securities as well as a higher cash balance.
Income Taxes

	For the Three Months Ended		Change
	March 29, 2025	March 30, 2024	Amount	%
(dollars in thousands)
Income tax benefit	$1,397	$252	$1,145	454%
Percentage of total revenue	nil	nil
The increase in income tax benefit for the three months ended March 29, 2025, as compared to the three months ended March 30, 2024, is attributable to the expense related to current state income taxes offset by the partial release of the valuation allowance in connection with the ASR Acquisition.

	For the Six Months Ended		Change
	March 29, 2025	March 30, 2024	Amount	%
(dollars in thousands)
Income tax benefit	$1,248	$80	$1,168	1460%
Percentage of total revenue	nil	nil
The increase in income tax benefit for the six months ended March 29, 2025, as compared to the six months ended March 30, 2024, is attributable to the expense related to current state income taxes offset by the partial release of the valuation allowance in connection with the ASR Acquisition.
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
We consider Adjusted EBITDA to be an important indicator of the operational strength and performance of our business and a good measure of our historical operating trends. Adjusted EBITDA eliminates items that we do not consider to be part of our core operations. We define Adjusted EBITDA as GAAP net loss excluding the following items: interest income; income taxes; depreciation and amortization of tangible and intangible assets; stock-based compensation; business combination transaction expenses; equity method investment; internal control remediation; business transformation costs; fair value adjustments on strategic investments; restructuring charges; joint venture formation fees; equity financing transaction costs; and other infrequent items that may arise from time to time.
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
•Business transformation costs – Business transformation fees represent consultancy fees incurred for specific business initiatives that do not reflect the cost of normal business operations.
•Fair value adjustments on strategic investments – Fair value adjustments on strategic investments primarily consist of the gain or loss on strategic investments, which includes recurring fair value adjustments which are adjusted for observable price changes and any potential impairments. See Note 11, Fair Value Measures, included in this report for additional information on our strategic investment activity. We exclude fair value adjustments on strategic investments given the volatility in ongoing adjustments to the valuation of these strategic investments and because such adjustments are unrelated to the operating performance of our business.
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
The following table reconciles GAAP net loss to Adjusted EBITDA for the three and six months ended March 29, 2025 and March 30, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net loss	$(21,438)	$(54,830)	$(39,958)	$(73,902)
Interest income	(7,229)	(9,795)	(14,998)	(15,944)
Income tax benefit	(1,397)	(252)	(1,248)	(80)
Depreciation and amortization	11,169	2,468	18,029	5,033
Stock-based compensation	47,962	34,726	76,703	64,188
Business combination transaction expenses	3,298	—	7,100	—
Equity method investment	2,490	—	4,055	—
Internal control remediation	2,175	—	5,251	—
Business transformation costs	2,400	—	2,400	—
Fair value adjustments on strategic investments	(4,481)	—	(4,481)	—
Restructuring charges	(231)	34,206	(231)	34,206
Joint venture formation fees	—	—	—	1,089
Equity financing transaction costs	—	1,985	—	1,985
Adjusted EBITDA	$34,718	$8,508	$52,622	$16,575
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

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Gross profit	$107,828	$30,220	$187,867	$94,276
Depreciation	2,949	88	5,418	181
Stock-based compensation	11,264	5,156	14,973	8,587
Restructuring charges	(231)	34,206	(231)	34,206
Adjusted gross profit	$121,810	$69,670	$208,027	$137,250

Gross profit margin	19.6%	7.7%	18.1%	12.5%
Adjusted gross profit margin	22.2%	17.7%	20.1%	18.2%
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

	Three Months Ended		Six Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net cash provided by (used in) operating activities	$269,575	$21,072	$474,602	$(9,078)
Purchases of property and equipment and capitalization of internal use software development costs	(20,560)	(2,871)	(27,917)	(5,864)
Free cash flow	$249,015	$18,201	$446,685	$(14,942)
Liquidity and Capital Resources
As of March 29, 2025, our principal sources of liquidity were cash received from customers upon the inception and continuation of contracts to install Systems.
The following table shows net cash provided by (used in) operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the six months ended March 29, 2025 and March 30, 2024:

	Six Months Ended
	March 29, 2025	March 30, 2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$474,602	$(9,078)
Investing activities	$(245,909)	$235,476
Financing activities	$(1,011)	$416,941
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
Net cash provided by operating activities was $474.6 million during the six months ended March 29, 2025. Net cash provided by operating activities was primarily due to our net loss of $40.0 million adjusted for non-cash items of $90.8 million, primarily consisting of $19.9 million depreciation and amortization, $70.1 million stock-based compensation, and $4.1 million equity in net loss from equity method investment, in addition to cash provided by operating assets and liabilities of $423.8 million. Cash used in operating assets and liabilities of $423.8 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers.
Net cash used in operating activities was $9.1 million during the six months ended March 30, 2024. Net cash used in operating activities was primarily due to our net loss of $73.9 million adjusted for non-cash items of $89.4 million, primarily consisting of $6.4 million depreciation and amortization, $57.5 million stock-based compensation, and $34.3 million provision for excess and obsolete inventory, in addition to cash used in operating assets and liabilities of $24.6 million. Cash used in operating assets and liabilities of $24.6 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases, capitalization of internal use software development costs, and acquisitions of strategic investments.
Net cash and cash equivalents used in investing activities during the six months ended March 29, 2025 is related to $27.9 million in purchases of property and equipment, purchases of strategic investment of $18.0 million, and cash paid for the acquisition of ASR of $200.0 million.

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
During the six months ended March 29, 2025, we received proceeds of $3.2 million from the issuance of common stock under the ESPP, which was offset by payments for taxes related to net share settlement of stock-based compensation awards of $3.0 million. No other significant financing activities occurred during the six months ended March 29, 2025.
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
Contractual Obligations and Commitments and Liquidity Outlook
Our cash flows from operations along with equity infusions have historically been sufficient to fund our operating activities and other cash requirements. As of March 29, 2025, we had a cash and cash equivalents balance of $954.9 million. Our cash requirements for the six months ended March 29, 2025 were primarily related to inventory purchases in order to deliver our Systems to our customers in an orderly manner in line with our installation timeline, and acquisitions of strategic investments to expand our investment profile.
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
The following table summarizes our current and long-term material cash requirements as of March 29, 2025 for our vendor commitments:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Vendor commitments	$984,788	$928,439	$56,349	$—	$—
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the six months ended March 29, 2025, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended September 28, 2024, which are included within the Annual Report on Form 10-K filed with the SEC on December 4, 2024.

Off-Balance Sheet Arrangements
As of March 29, 2025, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.
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
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 29, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As of March 29, 2025, the Company did not effectively design procedures and controls over the timing of cost of revenue recognition. This resulted in the acceleration of the recognition of cost of revenue during the year ended September 28, 2024. Given that we recognize revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue during the year ended September 28, 2024. Additionally, the Company did not effectively design and execute controls over revenue recognition related to cost overruns on certain deployments that will not be billable. These deficiencies in internal control over financial reporting constituted material weaknesses as of March 29, 2025.
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
Changes in Internal Control Over Financial Reporting
Subject to the steps taken in connection with the remediation plan noted below, there have been no changes in our internal control over financial reporting for the three months ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management is committed to the completion of the remediation of these material weaknesses, and, as of February 5, 2025, had implemented all of the controls described above. These controls were tested in connection with management’s evaluation of the effectiveness of our disclosure controls and procedures as of March 29, 2025. No deficiencies were noted as part of that testing. We will continue to test these controls, including in connection with management’s evaluation of the effectiveness of our internal control over financial reporting as of the end of our current fiscal year. As management continues to evaluate and work to improve its internal control over financial reporting, it may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, management cannot assure you when these material weaknesses will be remediated, that additional actions will not be required to remediate these material weaknesses, or the costs of any such additional actions. These material weaknesses will not be determined to be remediated until the remediated controls operate for a sufficient period of time and management has concluded, through further testing, that these controls are operating effectively.
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
Securities Class Actions
On August 14, 2024, a putative class action captioned Fox v. Symbotic Inc. et al., Case No. 24-cv-12090 was filed in the United States District Court for the District of Massachusetts by an alleged holder of our common stock. On March 10, 2025, the plaintiff voluntarily dismissed this action without prejudice pursuant to Federal Rule of Civil Procedure 41(a)(1)(A)(i).
On December 3, 2024, a putative class action captioned Decker v. Symbotic Inc. et al., Case No. 24-cv-12976 was filed in the United States District Court for the District of Massachusetts by an alleged purchaser of our common stock. The complaint asserts claims for violations of federal securities laws against us and three of our officers on the grounds that we made false and/or misleading statements related to our revenue recognition and the effectiveness of our disclosure controls and procedures. Based on these allegations, the plaintiff brings claims seeking unspecified damages, attorneys’ fees, expert fees, and other costs and relief on behalf of himself and a putative class of persons who purchased our stock between February 8, 2024 and November 26, 2024. On May 5, 2025, the court entered an order appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act and setting a schedule for the filing of an amended complaint and our response to the complaint. The plaintiff’s amended complaint is due on July 11, 2025.
We intend to vigorously defend this case. If a court ultimately determines that we are liable in this case, we may be subject to substantial damages. We cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. We also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose us to substantial damages that may have a material adverse impact on our operations and cash flows. Despite the potential for significant damages, we do not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on our financial condition, although the outcome could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.
Shareholder Derivative Actions
On October 2, 2024, two putative shareholder derivative actions captioned Austen v. Cohen et al., 24-cv-12522 and Kukreja v. Cohen et al., 24-cv-12523 were filed in the United States District Court for the District of Massachusetts by our alleged shareholders. The actions assert claims on behalf of us against certain senior officers and members of our board of directors for, among others, breach of fiduciary duty, unjust enrichment, and violations of federal securities laws based primarily on allegations that the defendants caused or allowed us to disseminate misleading and inaccurate information to shareholders in connection with our expected earnings for the third quarter of fiscal year 2024. The actions also contend that the defendants wasted corporate assets by exposing us to the securities class action lawsuit filed on August 14, 2024. The actions seek compensatory damages, changes to corporate governance and internal procedures, restitution, costs and attorneys’ fees, and other unspecified relief. Motions to consolidate the two actions into a single matter, appoint lead plaintiffs’ counsel, and stay any obligation of the defendants to respond to the complaint based on the pendency of the related securities class action lawsuit remain pending.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the fiscal quarter ended March 29, 2025, the following directors, as defined in Rule 16a-1(f) under the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408:
On February 24, 2025, Daniela Rus, a director of the Company, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Rus’ Rule 10b5-1 trading plan provides for the sale of up to a maximum of 17,411 shares of Class A Common Stock that she has received following the vesting of various RSU grants. Ms. Rus’ Rule 10b5-1 trading plan expires on April 30, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.

On February 25, 2025, Merline Saintil, a director of the Company, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Saintil’s Rule 10b5-1 trading plan provides for the sale of up to a maximum of 1,224 shares of Class A Common Stock that she has received or will receive following the vesting of various RSU grants. Ms. Saintil’s Rule 10b5-1 trading plan expires on December 31, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
Certain of our directors and officers have made elections to participate in, and are participating in, our Incentive Compensation Plan, ESPP or our defined-contribution benefit plan under the provisions of Section 401(k) of the Internal Revenue Code and have may, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5–1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference into this Report.

Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
2.1*++	Purchase and Sale Agreement, by and between Walmart Inc. and Symbotic Inc., dated as of January 15, 2025.	8-K	2.1	1/16/2025
10.1*++	Master Automation Agreement, by and between Walmart Inc. and Symbotic LLC, dated as of January 27, 2025.	8-K	10.1	1/28/2025
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 1.01 of Form 8-K and Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
++	Certain confidential information contained in this document, marked by brackets and asterisks, has been omitted pursuant to Item 1.01 of Form 8-K and Item 601(b)(10)(iv) of Regulation S-K, because Symbotic customarily and actually treats such information as private or confidential and the omitted information is not material.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2025

Symbotic Inc.

By:	/s/ Maria G. Freve
Name:	Maria G. Freve
Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)