Form 10-Q
period 2025-06-28
Symbotic Inc.
filed 2025-08-06
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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

As of August 4, 2025, the following shares of common stock were outstanding:
111,314,938 shares of Class A common stock, par value $0.0001 per share
75,619,171 shares of Class V-1 common stock, par value $0.0001 per share
403,559,196 shares of Class V-3 common stock, par value $0.0001 per share

i

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
•the effects of pending and future legislation, regulation and trade practices, including tariffs;
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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Symbotic Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 28, 2025	September 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$777,576	$727,310
Accounts receivable	136,237	201,548
Unbilled accounts receivable	236,433	218,233
Inventories	138,901	106,136
Deferred expenses	35,545	1,058
Prepaid expenses and other current assets	101,516	101,252
Total current assets	1,426,208	1,355,537
Property and equipment, net	73,013	97,109
Intangible assets, net	82,921	3,664
Goodwill	60,534	—
Equity method investment	105,551	81,289
Other assets	79,184	40,953
Total assets	$1,827,411	$1,578,552
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$215,624	$175,188
Accrued expenses and other current liabilities	183,690	165,644
Deferred revenue	918,097	676,314
Total current liabilities	1,317,411	1,017,146
Deferred revenue	5,044	129,233
Other liabilities	61,544	42,043
Total liabilities	1,383,999	1,188,422

Commitments and contingencies (Note 15)	—	—

Equity:
Class A Common Stock, 3,000,000,000 shares authorized, 110,252,933 and 104,689,377 shares issued and outstanding at June 28, 2025 and September 28, 2024, respectively	13	13
Class V-1 Common Stock, 1,000,000,000 shares authorized, 76,015,171 and 76,965,386 shares issued and outstanding at June 28, 2025 and September 28, 2024, respectively	7	7

Class V-3 Common Stock, 450,000,000 shares authorized, 403,559,196 and 404,309,196 shares issued and outstanding at June 28, 2025 and September 28, 2024, respectively	40	40
Additional paid-in capital	1,550,610	1,523,692
Accumulated deficit	(1,337,239)	(1,323,925)
Accumulated other comprehensive loss	(2,678)	(2,594)
Total stockholders’ equity	210,753	197,233
Noncontrolling interest	232,659	192,897
Total equity	443,412	390,130
Total liabilities and equity	$1,827,411	$1,578,552
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue:
Systems	$559,108	$450,595	$1,536,539	$1,168,993
Software maintenance and support	8,121	3,545	20,331	8,280
Operation services	24,892	16,198	71,595	46,340
Total revenue	592,121	470,338	1,628,465	1,223,613
Cost of revenue:
Systems	457,911	398,761	1,254,289	1,024,832
Software maintenance and support	1,756	2,539	5,735	6,201
Operation services	24,832	14,065	72,952	43,331
Total cost of revenue	484,499	415,365	1,332,976	1,074,364
Gross profit	107,622	54,973	295,489	149,249
Operating expenses:
Research and development expenses	52,147	44,722	157,279	133,327
Selling, general, and administrative expenses	75,670	47,871	215,092	143,535
Restructuring charges	16,361	—	16,361	—
Total operating expenses	144,178	92,593	388,732	276,862
Operating loss	(36,556)	(37,620)	(93,243)	(127,613)
Other income, net	8,451	11,615	27,987	27,626
Loss before income tax and equity method investment	(28,105)	(26,005)	(65,256)	(99,987)
Income tax benefit (expense)	(44)	(182)	1,204	(102)
Loss from equity method investment	(3,776)	(537)	(7,831)	(537)
Net loss	(31,925)	(26,724)	(71,883)	(100,626)
Net loss attributable to noncontrolling interests	(26,012)	(22,043)	(58,569)	(84,300)
Net loss attributable to common stockholders	$(5,913)	$(4,681)	$(13,314)	$(16,326)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.05)	$(0.05)	$(0.12)	$(0.18)
Weighted-average shares of Class A Common Stock outstanding:
Basic and Diluted	109,201,745	102,414,284	107,664,864	92,891,276
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net loss	$(31,925)	$(26,724)	$(71,883)	$(100,626)
Less: Net loss attributable to noncontrolling interests	(26,012)	(22,043)	(58,569)	(84,300)
Net loss attributable to common stockholders	$(5,913)	$(4,681)	$(13,314)	$(16,326)
Other comprehensive loss:
Foreign currency translation adjustments	109	(161)	(467)	(302)
Changes in unrealized gain on investments, net of income taxes of $— for the three and nine months ended June 28, 2025 and June 28, 2024	—	(1,318)	—	(5,481)
Total other comprehensive loss	109	(1,479)	(467)	(5,783)
Less: other comprehensive loss attributable to noncontrolling interests	89	(1,220)	(383)	(4,838)
Other comprehensive loss attributable to common stockholders	$20	$(259)	$(84)	$(945)
Comprehensive loss	(31,816)	(28,203)	(72,350)	(106,409)
Less: Comprehensive loss attributable to noncontrolling interests	(25,923)	(23,263)	(58,952)	(89,138)
Total comprehensive loss attributable to common stockholders	$(5,893)	$(4,940)	$(13,398)	$(17,271)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Changes in Equity (Deficit)
(in thousands, except share information)

	Three Months Ended June 28, 2025
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 29, 2025	108,380,772	$13	76,223,325	$7	404,309,196	$40	$1,539,378	$(2,698)	$(1,331,326)	$216,160	$421,574
Net loss	—	—	—	—	—	—	—	—	(5,913)	(26,012)	(31,925)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	914,007	—	—	—	—	—	—	—	—	—	—
Exchange of Class V-1 common stock	958,154	—	(208,154)	—	(750,000)	—	1,218	—	—	(1,218)	—
Distribution to Symbotic Holdings LLC partners	—	—	—	—	—	—	(6)	—	—	56	50
Stock-based compensation	—	—	—	—	—	—	10,020	—	—	43,584	53,604
Other comprehensive loss	—	—	—	—	—	—	—	20	—	89	109
Balance at June 28, 2025	110,252,933	$13	76,015,171	$7	403,559,196	$40	$1,550,610	$(2,678)	$(1,337,239)	$232,659	$443,412

	Nine Months Ended June 28, 2025
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 28, 2024	104,689,377	$13	76,965,386	$7	404,309,196	$40	$1,523,692	$(2,594)	$(1,323,925)	$192,897	$390,130
Net loss	—	—	—	—	—	—	—	—	(13,314)	(58,569)	(71,883)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	3,853,578	—	—	—	—	—	(3,012)	—	—	—	(3,012)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	206,664	—	—	—	—	—	3,231	—	—	—	3,231
Exchange of Class V-1 common stock	1,503,314	—	(753,314)	—	(750,000)	—	3,324	—	—	(3,324)	—
Cancellation of Class V-1 common stock	—	—	(196,901)	—	—	—	—	—	—	—	—
Distribution to Symbotic Holdings LLC partners	—	—	—	—	—	—	(6)	—	—	(1,176)	(1,182)
Stock-based compensation	—	—	—	—	—	—	23,381	—	—	103,214	126,595
Other comprehensive loss	—	—	—	—	—	—	—	(84)	—	(383)	(467)
Balance at June 28, 2025	110,252,933	$13	76,015,171	$7	403,559,196	$40	$1,550,610	$(2,678)	$(1,337,239)	$232,659	$443,412

	Three Months Ended June 29, 2024
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 30, 2024	101,195,288	$12	78,432,388	$8	404,334,196	$40	$1,521,489	$(2,373)	$(1,322,080)	$196,547	$393,643
Net loss	—	—	—	—	—	—	—	—	(4,681)	(22,043)	(26,724)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	933,829	—	—	—	—	—	—	—	—	—	—
Exchange of Class V-1 and V-3 common stock	967,002	—	(942,002)	—	(25,000)	1	(910)	—	—	910	1
Distributions to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	(48,100)	(48,100)
Stock-based compensation	—	—	—	—	—	—	5,290	—	—	24,161	29,451
Other comprehensive loss	—	—	—	—	—	—	—	(259)	—	(1,220)	(1,479)
Balance at June 29, 2024	103,096,119	$12	77,490,386	$8	404,309,196	$41	$1,525,869	$(2,632)	$(1,326,761)	$150,255	$346,792

	Nine Months Ended June 29, 2024
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital - Warrants	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 30, 2023	82,112,881	$8	66,931,097	$7	407,528,941	$41	$58,126	$1,254,022	$(1,687)	$(1,310,435)	$(2,798)	$(2,716)
Net loss	—	—	—	—	—	—	—	—	—	(16,326)	(84,300)	(100,626)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	5,849,738	1	—	—	—	—	—	(3,103)	—	—	(50)	(3,152)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	102,633	—	—	—	—	—	—	3,501	—	—	—	3,501
Exchange of Class V-1 and V-3 common stock	8,530,867	2	(5,311,122)	(2)	(3,219,745)	—	—	(1,064)	—	—	1,064	—
Issuance of common stock in connection with equity offering	6,500,000	1	—	—	—	—	—	257,985	—	—	—	257,986
Exercise of warrants	—	—	15,870,411	3	—	—	(58,126)	—	—	—	216,828	158,705
Distributions to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	—	(48,100)	(48,100)
Stock-based compensation	—	—	—	—	—	—	—	14,528	—	—	72,449	86,977
Other comprehensive loss	—	—	—	—	—	—	—	—	(945)	—	(4,838)	(5,783)
Balance at June 29, 2024	103,096,119	$12	77,490,386	$8	404,309,196	$41	$—	$1,525,869	$(2,632)	$(1,326,761)	$150,255	$346,792

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Nine Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net loss	$(71,883)	$(100,626)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,126	17,048
Loss from equity method investment	7,831	537
Foreign currency gains	(73)	(8)
Gain on investments	—	(10,084)
Provision for excess and obsolete inventory	4,901	34,105
Loss on disposal of assets	201	—
Stock-based compensation	119,568	86,858
Gain from strategic investment fair value adjustment	(4,481)	—
Changes in operating assets and liabilities:
Accounts receivable	65,570	(31,295)
Inventories	(30,187)	(30,099)
Prepaid expenses and other current assets	62,701	2,839
Deferred expenses	23,582	(10,626)
Other assets	(16,928)	(4,952)
Accounts payable	40,544	17,871
Accrued expenses and other current liabilities	(7,613)	48,593
Deferred revenue	117,288	12,009
Other liabilities	(8,888)	9,136
Net cash provided by operating activities	336,259	41,306
Cash flows from investing activities:
Purchases of property and equipment and capitalization of internal use software development costs	(42,784)	(23,007)
Proceeds from maturities of marketable securities	—	340,000
Purchases of marketable securities	—	(48,660)
Acquisitions of strategic investments	(42,225)	(66,489)
Cash paid for business acquisitions	(200,000)	—
Net cash provided by (used in) investing activities	(285,009)	201,844
Cash flows from financing activities:
Payment for taxes related to net share settlement of stock-based compensation awards	(3,012)	(3,181)
Net proceeds from issuance of common stock under employee stock purchase plan	3,233	3,435
Proceeds from issuance of Class A Common Stock	—	257,985
Proceeds from exercise of warrants	—	158,704
Distributions to or on behalf of Symbotic Holdings LLC partners	(1,175)	(47,654)
Net cash provided by (used in) financing activities	(954)	369,289
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(10)	(25)
Net increase in cash, cash equivalents, and restricted cash	50,286	612,414

Cash, cash equivalents, and restricted cash — beginning of period	730,354	260,918
Cash, cash equivalents, and restricted cash — end of period	$780,640	$873,332

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$7,988	$5,818
Transfer of inventories to property and equipment	$7,982	$38,454
Transfer of equipment from property and equipment to deferred expenses	$58,070	$—
Warrant associated with supplier agreement	$—	$12,308
Non-cash contribution to unconsolidated entity	$6,942	$—
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
Symbotic is an automation technology company established to develop technologies to improve operating efficiencies in modern warehouses. The Company’s vision is to make the supply chain work better for everyone. The Company does this by developing innovative, comprehensive technology solutions that dramatically improve supply chain operations. The Company currently automates the processing of pallets, cases, and eaches in large warehouses for some of the largest retail companies in the world. Its systems enhance operations at the front end of the supply chain, and therefore benefit all supply partners further down the chain, irrespective of fulfillment strategy.
The Company’s headquarters are located in Wilmington, Massachusetts, and its Canadian headquarters are located in Montreal, Quebec.
2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto as of and for the year ended September 28, 2024, which are included within the Company’s Annual Report on Form 10-K filed with the SEC on December 4, 2024. The September 28, 2024 condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements.
Amounts reported are computed based on thousands, except percentages, per share amounts, or as otherwise noted. As a result, certain totals may not sum due to rounding.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements and related notes thereto as of and for the year ended September 28, 2024. Except as noted below, there have been no material changes to the significant accounting policies during the three month period ended June 28, 2025.
Business Acquisitions
The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair value of these identifiable assets and liabilities is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the condensed consolidated statements of operations. Determining the fair value of the tangible assets acquired, liabilities assumed, and intangible assets requires management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, cash flows that an asset is expected to generate in the future, technology migration curves, discount rates, and useful lives. While the Company uses its best estimates and judgements, the estimates are inherently uncertain and subject to refinement. Acquisition-related transaction costs are expensed as incurred.
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
The following table summarizes the end-of-period cash and cash equivalents from the Company’s consolidated balance sheets and the total cash, cash equivalents, and restricted cash as presented on the accompanying consolidated statements of cash flows (in thousands):

	Nine Months Ended
	June 28, 2025	June 29, 2024
Cash and cash equivalents	$777,576	$870,469
Restricted cash classified in:
Prepaid expenses and other current assets	870	—
Other long-term assets	2,194	2,863
Cash, cash equivalents, and restricted cash shown in the statements of cash flows	$780,640	$873,332
Volume of Business
The Company has concentration in the volume of purchases it conducts with its suppliers. For the three months ended June 28, 2025, there were two suppliers that accounted for greater than 10% of total purchases, and the aggregate purchases from these suppliers amounted to $96.1 million. For the nine months ended June 28, 2025, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases from that supplier amounted to $151.8 million. For the three months ended June 29, 2024, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases from that supplier amounted to $66.8 million. For the nine months ended June 29, 2024, there were two suppliers that accounted for greater than 10% of total purchases, and the aggregate purchases from these suppliers amounted to $244.5 million.
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
Recent Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. Key provisions of the OBBBA include permanent extension of once-temporary provisions of the Tax Cuts and Jobs Act of 2017 (TCJA), along with the introduction of other significant changes that may impact the Company. The legislation has multiple effective dates, with certain provisions effective in the Company’s fiscal year 2025 and others implemented through the Company’s fiscal year 2028. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.
3. Noncontrolling Interests
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company.
The following table summarizes the ownership of the stock of the Company for the three months ended June 28, 2025.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at March 29, 2025	108,380,772	480,532,521	588,913,293
Issuances	914,007	—	914,007
Exchanges	958,154	(958,154)	—
Balance at June 28, 2025	110,252,933	479,574,367	589,827,300	18.7%	81.3%	100%
The following table summarizes the ownership of the stock of the Company for the nine months ended June 28, 2025.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at September 28, 2024	104,689,377	481,274,582	585,963,959
Issuances	4,060,242	—	4,060,242
Exchanges	1,503,314	(1,503,314)	—
Cancellations	—	(196,901)	(196,901)
Balance at June 28, 2025	110,252,933	479,574,367	589,827,300	18.7%	81.3%	100%
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
Disaggregation of Revenue
The Company provides disaggregation of revenue based on product and service type on the condensed consolidated statements of operations as it believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	June 28, 2025	September 28, 2024
Accounts receivable	$136,237	$201,548
Unbilled accounts receivable	$236,433	$218,233
Contract liabilities	$923,141	$805,547
The change in the opening and closing balances of the Company’s accounts receivable primarily results from the increase in customer System Deployments in the current fiscal year as well as the timing of when customer payments are due. The change in the opening and closing balances of the Company’s contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary, and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. During the nine months ended June 28, 2025, the Company recognized $567.9 million of the contract liability balance at September 28, 2024, as revenue upon transfer of the products or services to customers. During the nine months ended June 29, 2024, the Company recognized $668.6 million of the contract liability balance at September 30, 2023 as revenue upon transfer of the products or services to customers.

Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty as well as operation services contracts. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of June 28, 2025 was $22.4 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement (“MAA”) with Walmart Inc. (“Walmart”) to implement Systems in all of Walmart’s 42 regional distribution centers, and in connection with the Commercial Agreement with GreenBox Systems LLC (“GreenBox”) under which Symbotic will implement its System into GreenBox distribution center locations. As the Company accounts for GreenBox as an equity method investment, the remaining performance obligation includes the Company’s proportionate share of unconsolidated variable interest entity contracts. In the second quarter of fiscal year 2025, Symbotic LLC entered into a Master Automation Agreement (“2025 MAA”), which sets forth the terms and conditions governing the development, manufacture, and installation of accelerated pickup and delivery systems (“APDs”) by Symbotic LLC for Walmart. The 2025 MAA provides for a commitment, subject to the satisfaction of defined system performance metrics of the APDs, from Walmart to purchase 400 APDs, which could increase the Company’s future remaining performance obligation by more than $5.0 billion. The Company expects to recognize approximately 11% of its remaining performance obligations as revenue in the next 12 months, approximately 56% of its remaining performance obligations as revenue within the following 13 to 60 months, and the remaining thereafter, which is dependent on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less.
Significant Customers
For the three and nine months ended June 28, 2025 and June 29, 2024, there was one customer, including all affiliates, subsidiaries, and consolidated entities, that individually accounted for 10% or more of total revenue. The following table represents this customer’s aggregate percent of total revenue.

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Customer A	83.8%	89.6%	85.1%	86.0%

At June 28, 2025, three customers accounted for over 10% of the Company’s accounts receivable balance, and one customer accounted for over 10% of the Company’s accounts receivable balance at September 28, 2024. The following table represents these customers’ aggregate percent of total accounts receivable. The symbol “n/a” indicates that such customer’s accounts receivable balance at the period indicated within the table did not exceed 10% of the Company’s accounts receivable balance.

	June 28, 2025	September 28, 2024
Customer A	38.5%	92.8%
Customer B	37.7%	n/a
Customer C	12.7%	n/a
Aggregate Percent of Total Accounts Receivable	88.9%	92.8%
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
The following table presents the balance sheet location of the Company’s operating leases for each of the periods presented (in thousands):

	June 28, 2025	September 28, 2024
ROU assets:
Other assets	$23,413	$15,257

Lease Liabilities:
Accrued expenses and other current liabilities	$5,063	$1,647
Other liabilities	22,505	16,076
Total lease liabilities	$27,568	$17,723
The following table presents maturities of the Company’s operating lease liabilities as of June 28, 2025, presented under Accounting Standards Codification (“ASC”) Topic 842, Leases (in thousands):

June 28, 2025
Remaining fiscal year 2025	$1,416
Fiscal year 2026	7,166
Fiscal year 2027	6,876
Fiscal year 2028	5,299
Fiscal year 2029 and thereafter	12,572
Total future minimum payments	$33,329
Less: Implied interest	(5,761)
Total lease liabilities	$27,568
The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of June 28, 2025 was 7.6%.
As of June 28, 2025, the weighted-average remaining lease term of the Company’s operating leases was approximately 4.9 years. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $2.2 million for the nine months ended June 28, 2025.
6. Inventories
Inventories at June 28, 2025 and September 28, 2024 consist of the following (in thousands):

	June 28, 2025	September 28, 2024
Raw materials and components	$123,673	$72,279
Work in process	—	4,538
Finished goods	15,228	29,319
Total inventories	$138,901	$106,136

7. Property and Equipment
Property and equipment at June 28, 2025 and September 28, 2024 consists of the following (in thousands):

	June 28, 2025	September 28, 2024
Computer equipment and software, furniture and fixtures, test equipment, and other equipment	$102,508	$114,515
Internal use software	6,290	7,141
Leasehold improvements	10,574	9,576
Total property and equipment	119,372	131,232
Less accumulated depreciation	(46,359)	(34,123)
Property and equipment, net	$73,013	$97,109
For the three and nine months ended June 28, 2025, depreciation expense was $7.1 million and $20.3 million, respectively. For the three and nine months ended June 29, 2024, depreciation expense was $4.8 million and $9.6 million, respectively.
8. Business Acquisitions
Business acquisition-related costs during the three and nine months ended June 28, 2025 were $0.4 million and $7.5 million, respectively, and are included in general and administrative expenses in the interim condensed consolidated statements of operations. Separate financial results and pro forma financial information for ASR (defined below) have not been presented as the effect of this acquisition was not material to the Company’s financial results.
Advanced Systems & Robotics Inc.
On January 27, 2025, the Company acquired all of the outstanding equity interests of Walmart’s Advanced Systems & Robotics Inc. (“ASR”) for $200.0 million in cash (the “ASR Acquisition) pursuant to a Purchase and Sale Agreement with Walmart (the “ASR Purchase Agreement”). ASR is intended to expand the long-standing relationship between Walmart and the Company with the aim of developing an integrated automated supply chain, which is expected to broaden the Company’s product offering beyond the traditional warehouse to eCommerce settings for last mile delivery. As of June 28, 2025, the purchase price allocation is preliminary, pending finalization of valuations and the impact of income taxes.
The preliminary allocation of the purchase price for ASR and fair values of the assets acquired and liabilities assumed were as follows (in thousands):

Total purchase consideration	$200,000

Allocation of the purchase consideration:
Inventories	14,702
Prepaid expenses and other current assets	36,189
Property and equipment, net	4,261
Intangible assets	78,000
Other assets	47,223
Total assets acquired	180,375
Accrued expenses and other current assets	38,298
Other liabilities	2,611
Total liabilities assumed	40,909
Identifiable net assets acquired	139,466
Goodwill	60,534
Total purchase price allocation	$200,000
In the quarter ended June 28, 2025, the Company recorded a $45.0 million contract asset related to consideration payable to a customer under the 2025 MAA as part of the allocation of purchase price, which will be amortized as a reduction of future revenues under the 2025 MAA. The change in the intangible asset value from the period ended March 29, 2025, to the period ended June 28, 2025, is attributable to finalization of the valuation of acquired intangible assets.
The value of the goodwill can be attributed to a number of business factors, including a trained technical workforce, and revenue and cost synergies expected to be realized. The Company expects that most of the goodwill related to the ASR Acquisition will not be deductible for tax purposes.
The identified intangible asset acquired is developed technology, which has a gross carrying amount of $78.0 million and has an estimated useful life of 7 years.
The Company applied the multi-period excess earnings method to estimate the fair value of the intangible asset. The total weighted average amortization period for the developed technology intangible asset acquired from Walmart is 7 years. The intangible asset began amortization on the date of acquisition and is amortized on a straight-line basis over its useful life.
9. Intangible Assets and Goodwill
In connection with asset acquisitions in fiscal year 2024 and 2025, and the ASR Acquisition in January 2025, the Company acquired developed technology intangible assets. The intangible assets will be amortized over a useful life of 3 to 7 years on a straight-line basis. The estimated weighted average useful life of the intangible assets is 6.5 years.
The following table presents acquired intangible assets that are subject to amortization as of June 28, 2025 (in thousands). There were no acquired intangible assets that are subject to amortization as of June 29, 2024.

		June 28, 2025
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	6.5	$89,943	$(7,022)	$82,921
Total		$89,943	$(7,022)	$82,921
For the three and nine months ended June 28, 2025, amortization expense was $5.9 million and $10.7 million, respectively.
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated (in thousands):

Developed Technology
Remaining fiscal year 2025	$3,772
Fiscal year 2026	15,089
Fiscal year 2027	15,089
Fiscal year 2028	12,016
Fiscal year 2029 and thereafter	36,955
Total	$82,921
The carrying amount of goodwill at June 28, 2025 was $60.5 million. As a result of the ASR Acquisition, the Company recorded $60.5 million of goodwill. Prior to the ASR Acquisition, the Company did not have goodwill on its consolidated balance sheets. The change in the carrying amount of goodwill from $68.7 million at March 29, 2025, to $60.5 million at June 28, 2025, results from updates made to the preliminary purchase price allocation, further described in Note 8, Business Acquisitions. No other changes to the carrying amount of goodwill were noted for the nine months ended June 28, 2025. The Company tests goodwill for impairment at least annually. Through the date the interim condensed consolidated financial statements were issued, no triggering events have occurred that would indicate that a potential impairment exists.
10. Restructuring Charges
During the third quarter of fiscal year 2025, management committed to a reduction of the Company’s workforce by approximately 325 employees primarily related to employees that joined the Company’s workforce in connection with the ASR Acquisition. The Company expects the workforce reduction will be substantially completed by the end of the first quarter of fiscal year 2026. The costs incurred related to employee severance are recorded as a liability when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these charges is included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. As the ASR Purchase Agreement contemplated reimbursement for certain types of restructuring costs, a receivable was recorded as part of purchase accounting, which is included within prepaid expenses and other current assets in the purchase price allocation in Note 8, Business Acquisitions.
The following table presents the activity related to the Company’s severance liability as of June 28, 2025 (in thousands).

June 28, 2025
Severance liability at September 28, 2024	$203
Severance charges	17,340
Cash paid and other	(5,545)
Severance liability at June 28, 2025	$11,998
The Company did not have material severance activity for the three or nine months ended June 29, 2024 or year ended September 28, 2024. For the three and nine months ended June 28, 2025, the Company recognized $16.4 million of restructuring expense, which is included within restructuring charges on the Company’s condensed consolidated statements of operations.
11. Income Taxes
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
For the three months ended June 28, 2025, the Company recorded a current income tax expense of less than $0.1 million and for the nine months ended June 28, 2025, the Company recorded a current income tax benefit of $1.2 million. For the three and nine months ended June 29, 2024, the Company recorded a current income tax expense of $0.1 million and less than $0.1 million, respectively. The Company incurred a pre-tax loss for the three and nine month periods and recorded a full valuation allowance against its domestic deferred tax assets and a partial valuation allowance against its foreign deferred tax assets. The Company incurs state tax expense by Symbotic LLC at the flow-through entity level and foreign tax expense at its foreign subsidiaries. The effective tax rate for the three and nine months ended June 28, 2025 is (0.14)% and 1.65% respectively, as compared to an effective tax rate of (0.70)% and (0.04)%, for the three and nine months ended June 29, 2024, respectively. The effective tax rate differs from the federal statutory income tax rate primarily due to the flow-through entity level taxes and the effect of the valuation allowance, including the partial release due to the ASR Acquisition, against the Company’s net federal, state, and foreign deferred income taxes.
As of June 28, 2025, the Company continues to conclude that the negative evidence regarding its ability to realize its deferred tax assets outweighs the positive evidence, and the Company has a full valuation allowance against its domestic, federal, and state net deferred tax assets and a partial valuation allowance against its foreign net deferred tax assets. The Company has a history of cumulative pre-tax losses for the three previous fiscal years which it believes represents significant negative evidence in evaluating whether its deferred tax assets are realizable. Given these cumulative losses, lack of forecast history, the competitive environment, and uncertainty of general economic conditions, the Company does not believe it can rely on projections of future taxable income exclusive of reversing taxable temporary differences to support the realization of its deferred tax assets. In upcoming quarters, the Company will continue to evaluate both the positive and negative evidence surrounding its ability to realize its deferred tax assets.
Tax Receivable Agreement
As of June 28, 2025, future payments under the Tax Receivable Agreement (“TRA”) with respect to the purchase of Symbotic Holdings units which occurred as part of or subsequent to the Business Combination are expected to be $440.2 million. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by the Company as a result of exchanges by its pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income or loss before taxes on the condensed consolidated statements of operations in the period in which the change occurs. As of June 28, 2025, no TRA liability was recorded based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net deferred tax asset.
12. Fair Value Measures
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
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability
The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of June 28, 2025 and September 28, 2024 (in thousands):

	June 28, 2025				September 28, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$667,233	$—	$—	$667,233	$712,958	$—	$—	$712,958
Warrant fair value	—	16,789	—	16,789	—	12,308	—	12,308
Total assets	$667,233	$16,789	$—	$684,022	$712,958	$12,308	$—	$725,266
The Company had no liabilities measured and recorded at fair value on a recurring basis as of June 28, 2025 and September 28, 2024.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the condensed consolidated balance sheets. At June 28, 2025, the fair value of the warrant issued as described in Note 13, Derivative Instruments, is classified as Level 2. Level 2 securities are priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities.
13. Derivative Instruments
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
The warrants are accounted for as a derivative under ASC Topic 815, Derivatives and Hedging, as a result of certain net settlement provisions in the warrant agreements. The Company reports the warrants at their fair values within “other assets” in its condensed consolidated balance sheets and changes in the fair value of the warrants are recognized in “other income, net” on its condensed consolidated statements of operations. The day-one value attributable to the other side of the warrants is reported within “other liabilities” in the Company’s condensed consolidated balance sheets and will be amortized over the life of the applicable development and production milestones as determined in the development and supply agreement. The fair value of the warrants recognized within “other assets” on the Company’s condensed consolidated balance sheets at June 28, 2025 is $16.8 million. The Company recorded a fair value adjustment of $4.5 million to “other income, net” on the Company’s condensed consolidated statements of operations for the nine months ended June 28, 2025. There is no impact recorded to “other income, net” on the Company’s condensed consolidated statements of operations for the three months ended June 28, 2025.

14. Related Party Transactions
ASC Topic 850, Related Party Disclosures (“ASC Topic 850”) provides guidance for the identification of related parties and the disclosure of related party transactions. Related parties are generally defined as (i) affiliates of the Company; (ii) owners of more than 10% of the voting interests of the Company and members of their immediate families; (iii) management of the Company and members of their immediate families; (iv) other parties which directly or indirectly control, are controlled by, or are under common control with the Company; or (v) other parties who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company assesses related parties each reporting period. For the period ending June 28, 2025, the Company determined that C&S Wholesale Grocers, Inc. (“C&S”), GreenBox, and certain current holders of Symbotic Holdings were each a related party under ASC Topic 850. The following transactions were related party transactions under ASC Topic 850.
Aircraft Time Sharing Agreement
In December 2021 and May 2022, the Company entered into aircraft time-sharing agreements with C&S with respect to private aircraft owned by them, whereby the Company’s executives may utilize two C&S aircraft on an as-needed and as-available basis, with no minimum usage being required. As there is no defined period of time stated within these aircraft time-sharing agreements, the Company does not consider these to meet the definition of a lease, and as such, records payments in the period in which the obligation for the payment is incurred. For the three and nine months ended June 28, 2025, the Company incurred expense of $0.3 million and $1.1 million, respectively, and for the three and nine months ended June 29, 2024, the Company incurred expense of $0.2 million and $0.7 million, respectively, related to these aircraft time-sharing agreements.
Usage of Facility and Employee Services
The Company has a license arrangement with C&S whereby C&S is providing receiving and logistics services for the Company within a C&S distribution facility. The arrangement also provides for C&S employees assisting with certain of the Company’s operations. For the three and nine months ended June 28, 2025, the Company incurred expense of $0.3 million and $1.0 million, respectively, and for the three and nine months ended June 29, 2024, the Company incurred expense of $0.1 million and $1.6 million, respectively, related to this arrangement.
Customer Contracts
The Company has customer contracts with C&S relating to System Deployments, software maintenance services and the operations of Systems. For the three and nine months ended June 28, 2025, revenue of $4.8 million and $10.0 million was recognized, respectively, relating to these customer contracts. For the three and nine months ended June 29, 2024, revenue of $14.3 million and $49.3 million was recognized, respectively, relating to these customer contracts. There was $3.3 million unbilled accounts receivable and accounts receivable due from C&S at June 28, 2025, and $18.4 million unbilled accounts receivable and accounts receivable due from C&S at September 28, 2024. There was $2.5 million and $1.8 million of deferred revenue related to contracts with C&S at June 28, 2025 and September 28, 2024, respectively.
GreenBox
The Company has a customer contract relating to System Deployments and shared services with GreenBox. For the three and nine months ended June 28, 2025, revenue of $26.4 million and $34.0 million was recognized, respectively, relating to this customer contract. For the three and nine months ended June 29, 2024, revenue of $1.9 million was recognized relating to this customer contract. There was $51.3 million unbilled accounts receivable and accounts receivable due from the customer contract at June 28, 2025, and no unbilled accounts receivable and accounts receivable due from the customer contract at September 28, 2024. There was $1.2 million and $0.6 million accounts receivable due from the shared service agreement at June 28, 2025 and September 28, 2024, respectively. There was $139.1 million and $69.1 million of deferred revenue related to contracts with GreenBox at June 28, 2025 and September 28, 2024, respectively. The transaction price allocated to performance obligations that are unsatisfied as of June 28, 2025 was $11.5 billion.
Cash funding of $24.4 million and $31.1 million was made, respectively, by the Company to GreenBox in relation to the VIE (as further described in Note 16, Variable Interest Entities) for the three and nine months ended June 28, 2025. Non-cash funding in the form of a stock contribution of $4.2 million and $6.9 million was made by the Company to GreenBox for the three and nine months ended June 28, 2025, respectively. Cash funding of $66.5 million was made by the Company to GreenBox in relation to the VIE for the three and nine months ended June 29, 2024, and no non-cash funding was made for the three and nine months ended June 29, 2024.

Tax Distribution to Symbotic Holdings LLC partners
Pursuant to the Second Amended and Restated Limited Liability Company Agreement of Symbotic Holdings, Symbotic LLC makes pro rata tax distributions to the holders of Symbotic Holdings’ units in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Symbotic Holdings that is allocated to them. For the three months ended June 28, 2025, there were no material tax distributions made by the Company to or on behalf of its members. For the nine months ended June 28, 2025, the Company distributed a total of $1.2 million of tax distributions to or on behalf of its members, of which $1.1 million was distributed to or on behalf of those who met the definition of a related party in accordance with ASC Topic 850.
15. Commitments and Contingencies
Purchase Obligations
The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased and fixed, minimum, or variable price provisions. As of June 28, 2025, the purchase commitments covered by these arrangements are $871.8 million in the aggregate, of which $793.5 million are less than one year.
Lease Commitments
The Company leases certain of its facilities under operating leases expiring in various years through 2030. Refer to Note 5, Leases, for a schedule of future lease payments under non-cancellable leases as of June 28, 2025.
Warranty
The Company provides a limited warranty on its Systems and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets.
Activity related to the warranty accrual is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Balance at beginning of period	$45,725	$27,476	$31,935	$18,948
Provision	4,121	10,442	22,629	22,481
Warranty usage	(2,458)	(10,528)	(7,176)	(14,039)
Balance at end of period	$47,388	$27,390	$47,388	$27,390
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
SEC Matters
The Company has been responding to requests for information from the SEC relating to an investigation by the SEC of alleged violations by the Company of Rule 21F-17, which rule prohibits actions to impede communications directly with the SEC staff about a possible securities law violation. The Company intends to continue to defend this matter vigorously and cannot predict the outcome of this investigation.
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
On July 11, 2025, plaintiffs filed an amended complaint captioned Traina v. Symbotic Inc. et al, Case No. 24-cv-12196. Like the Decker complaint, the amended complaint asserts claims for violations of federal securities laws against the Company and four of officers of the Company on the grounds that the Company made false and/or misleading statements or omissions related to its financial results, deployment times, revenue recognition, and internal controls. Based on these allegations, the plaintiffs bring claims seeking unspecified damages, attorneys’ fees, expert fees, and other costs and relief on behalf of themselves and a putative class of persons who purchased stock of the Company between November 20, 2023 and February 5, 2025.
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

Contingencies
Liabilities for any loss contingencies arising from claims, assessments, litigation, fines, penalties, and other matters are recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. Legal costs associated with loss contingencies are expensed as incurred. As of June 28, 2025, the Company has made appropriate provisions related to such matters and does not believe that such matters will have a material adverse effect on the Company’s consolidated operations, financial position, or liquidity.
Indemnifications
In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of June 28, 2025 and September 28, 2024.
16. Variable Interest Entities (“VIE”)
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
GreenBox was established on July 21, 2023, to build and automate supply chain networks globally by operating and financing the Company’s artificial intelligence and automation technology for the warehouse. Symbotic Holdings and Sunlight own 35% and 65% of GreenBox, respectively. The Company evaluated for VIEs upon the formation of GreenBox in accordance with ASC Topic 810, Consolidation. The Company holds a variable interest in GreenBox through its equity interest in GreenBox. GreenBox is a VIE resulting from GreenBox’s lack of sufficient equity to finance its operations without additional subordinated financial support from both the Company and SoftBank. The consolidation of GreenBox is not required as the Company is not the primary beneficiary of this VIE as it does not have the power to direct the activities that most significantly impact GreenBox’s economic performance. Such power is conveyed through GreenBox’s board of directors and the Company does not have control over GreenBox’s board of directors.
The Company’s recorded investments in the unconsolidated VIE and related estimated maximum exposure to loss are as follows (in thousands):

	June 28, 2025
	Investments in Unconsolidated VIE	Symbotic's Maximum Exposure to Loss
GreenBox Systems LLC	$105,551	$1,610,031
The Company calculated its maximum exposure to loss of $1,610.0 million while considering its equity investment in the VIE, any amounts owed to the Company for services which may have been provided, and future funding commitments of $1,608.8 million. As of June 28, 2025, there is a $105.6 million carrying value of the VIE which represents the amount which the Company has invested in the VIE, net of the Company’s proportionate share of the VIE’s net loss. The Company’s maximum exposure to loss as displayed above does not take into consideration the VIE’s commitment under the GreenBox Commercial Agreement to reimburse the Company in the event of a termination. If the VIE’s commitment under the

GreenBox Commercial Agreement was taken into consideration, there would be no maximum exposure to loss presented as the VIE’s commitment under the GreenBox Commercial Agreement exceeds the Company’s future funding commitments.
17. Net Loss per Share
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
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock (in thousands, except per share information):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator - basic and diluted
Net loss	$(31,925)	$(26,724)	$(71,883)	$(100,626)
Less: Net loss attributable to the noncontrolling interest	(26,012)	(22,043)	(58,569)	(84,300)
Net loss attributable to common stockholders	$(5,913)	$(4,681)	$(13,314)	$(16,326)
Denominator - basic and diluted
Weighted-average shares of Class A common shares outstanding	109,201,745	102,414,284	107,664,864	92,891,276
Loss per share of Class A common stock - basic and diluted	$(0.05)	$(0.05)	$(0.12)	$(0.18)
The Company’s Class V-1 Common Stock and Class V-3 Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V-1 Common Stock and Class V-3 Common Stock under the two-class method has not been presented.
The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of its equity instruments. The average stock price for the three and nine months ended June 28, 2025 was $25.89 and $26.67, respectively. For the three and nine months ended June 28, 2025, there were 4.3 million and 7.5 million potentially dilutive common stock equivalents, respectively, related to the RSUs, which would have been included in the diluted EPS calculation. For the three and nine months ended June 28, 2025, there were 7.1 million and 6.6 million anti-dilutive common stock equivalents, respectively, related to the unvested GreenBox Warrant, which could potentially dilute EPS in the future.
18. Stock-Based Compensation and Warrant Units
The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
RSUs (service-based and performance-based)	$48,468	$28,416	$117,760	$84,970
Employee stock purchase plan	972	916	2,854	1,888
Total stock-based compensation expense	$49,440	$29,332	$120,614	$86,858

Effect of stock-based compensation expense on income by line item (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of revenue, Systems	$14,983	$3,401	$27,323	$9,955
Cost of revenue, Software maintenance and support	194	116	538	351
Cost of revenue, Operation services	856	290	1,804	1,502
Research and development	12,369	12,819	37,241	37,905
Selling, general, and administrative	21,038	12,706	53,708	37,145
Total stock-based compensation expense	$49,440	$29,332	$120,614	$86,858
Total stock-based compensation expense for the three and nine months ended June 28, 2025 increased as compared to the three and nine months ended June 29, 2024. There was an increase in RSU grants to employees because there was an increase in the number of employees in fiscal year 2025, as compared to fiscal year 2024, which resulted in an increase in this expense.
GreenBox Warrant
On July 23, 2023, the Company issued the GreenBox Warrant to Sunlight, which allows Sunlight to acquire up to an aggregate of 11,434,360 shares of the Company’s Class A Common Stock, subject to certain vesting conditions. The GreenBox Warrant had a grant date fair value of $19.90 per share. The GreenBox Warrant vests upon conditions defined in the GreenBox Warrant, as GreenBox makes additional expenditures to the Company in connection with the Framework Agreement. There are up to eight vesting tranches in the GreenBox Warrant based on increments of expenditures where approximately 1,429,295 shares may vest per tranche, subject to certain conditions defined in the GreenBox Warrant. Upon vesting, shares may be acquired at an exercise price of $41.9719 per share. The warrant contains customary anti-dilution, down-round, and change-in-control provisions. The right to purchase shares pursuant to the GreenBox Warrant expires 36 months following the end of the initial term of the Framework Agreement, which is July 23, 2027, or if applicable, the extension term of the Framework Agreement, which is July 23, 2029. As of June 28, 2025, none of the shares issuable pursuant to the GreenBox Warrant had vested.
19. Segment and Geographic Information
The Company operates as one operating segment. Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region for the three and nine months ended June 28, 2025 and June 29, 2024 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
United States	$584,885	$469,530	$1,594,674	$1,220,753
International	7,236	808	33,791	2,860
Total revenue	$592,121	$470,338	$1,628,465	$1,223,613
Percentage of revenue generated outside of the United States	1%	nil	2%	nil
Total property and equipment, net by geographical region at June 28, 2025 and at September 28, 2024 are as follows (in thousands):

	June 28, 2025	September 28, 2024
United States	$72,887	$96,802
International	126	307
Total property and equipment, net	$73,013	$97,109
Percentage of property and equipment, net held outside of the United States	nil	nil

20. Subsequent Events
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
In July 2025, the Company acquired a strategic investment for $20.0 million. The strategic investment was issued to the Company as a convertible promissory note in the aggregate principal amount of $20.0 million, bears interest at 8% per annum, and matures on July 18, 2027. The note is convertible into preferred shares at a conversion price calculated on the date of conversion. The Company will account for this strategic investment within other long-term assets on its condensed consolidated balance sheets.

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
Company Overview
Our vision is to make the supply chain work better for everyone. We do this by developing, commercializing, and deploying innovative, comprehensive technology solutions that dramatically improve supply chain operations. We currently automate the processing of pallets, cases, and eaches in large warehouses for some of the largest retail companies in the world. Our System enhances operations at the front end of the supply chain, and therefore benefit all supply partners further down the chain, irrespective of fulfillment strategy.
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
Operation services: “Operation Services” is defined as assistance services, which can range from training services to managed services to on-site services we provide our customers operating the System and ensuring user experience is optimized for efficiency and effectiveness. Fees for Operation Services are typically invoiced to our customers on a time and materials basis monthly in arrears or using a fixed fee structure. Also included in Operation Services is revenue generated from the sales of spare parts to our customers as needed to service their System.
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
Operation services: Operation Services cost of revenue consists primarily of labor cost for our operations team who is providing assistance services to our customers. Operation Services cost of revenue also includes the cost of spare parts sold to our customers as needed to service their System. Operation Services cost of revenue is expensed as incurred.
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
Restructuring Charges
Restructuring charges are costs associated with restructuring plans and are primarily related to employee severance and benefit arrangements, lower of cost and net realizable value adjustments to inventory and long-lived assets that will no longer be used in operations, and termination fees for any contracts cancelled as part of the restructuring plans.
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

Results of Operations for the Three and Nine Months Ended June 28, 2025 and June 29, 2024
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(in thousands)
Revenue:
Systems	$559,108	$450,595	$1,536,539	$1,168,993
Software maintenance and support	8,121	3,545	20,331	8,280
Operation services	24,892	16,198	71,595	46,340
Total revenue	592,121	470,338	1,628,465	1,223,613
Cost of revenue:
Systems	457,911	398,761	1,254,289	1,024,832
Software maintenance and support	1,756	2,539	5,735	6,201
Operation services	24,832	14,065	72,952	43,331
Total cost of revenue	484,499	415,365	1,332,976	1,074,364
Gross profit	107,622	54,973	295,489	149,249
Operating expenses:
Research and development expenses	52,147	44,722	157,279	133,327
Selling, general, and administrative expenses	75,670	47,871	215,092	143,535
Restructuring charges	16,361	—	16,361	—
Total operating expenses	144,178	92,593	388,732	276,862
Operating loss	(36,556)	(37,620)	(93,243)	(127,613)
Other income, net	8,451	11,615	27,987	27,626
Loss before income tax and equity method investment	(28,105)	(26,005)	(65,256)	(99,987)
Income tax benefit (expense)	(44)	(182)	1,204	(102)
Loss from equity method investment	(3,776)	(537)	(7,831)	(537)
Net loss	$(31,925)	$(26,724)	$(71,883)	$(100,626)

	For the Three Months Ended		For the Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenue:
Systems	94%	96%	94%	96%
Software maintenance and support	1	1	1	1
Operation services	4	3	4	4
Total revenue	100	100	100	100
Cost of revenue:
Systems	77	85	77	84
Software maintenance and support	—	1	—	1
Operation services	4	3	4	4
Total cost of revenue	82	88	82	88
Gross profit	18	12	18	12
Operating expenses:
Research and development expenses	9	10	10	11
Selling, general, and administrative expenses	13	10	13	12
Restructuring charges	3	—	1	—
Total operating expenses	24	20	24	23
Operating loss	(6)	(8)	(6)	(10)
Other income, net	1	2	2	2
Loss before income tax and equity method investment	(5)	(6)	(4)	(8)
Income tax benefit (expense)	—	—	—	—
Loss from equity method investment	(1)	—	—	—
Net loss	(5)%	(6)%	(4)%	(8)%
*Percentages are based on actual values. Totals may not sum due to rounding.
Three and Nine Months Ended June 28, 2025 Compared to the Three and Nine Months Ended June 29, 2024
Revenue

	For the Three Months Ended		Change
	June 28, 2025	June 29, 2024	Amount	%
	(dollars in thousands)
Systems	$559,108	$450,595	$108,513	24%
Software maintenance and support	8,121	3,545	4,576	129%
Operation services	24,892	16,198	8,694	54%
Total revenue	$592,121	$470,338	$121,783	26%
Systems revenue increased during the three months ended June 28, 2025, as compared to the three months ended June 29, 2024, due to there being 46 Systems in Deployment during the fiscal quarter ending June 28, 2025, as compared to 39 Systems in Deployment during the same quarter of fiscal 2024. The increase in Systems revenue is primarily due to the additional revenue generated from the 2025 MAA for ASR.
The increase in Software Maintenance and Support revenue is due to 42 Operational Systems which are under Software Maintenance and Support contracts for the three months ended June 28, 2025, as compared to 21 Operational Systems which were under Software Maintenance and Support contracts for the three months ended June 29, 2024.
The increase in Operation Services revenue is attributable to an increase in Operational Systems where we are performing Operation Services for the three months ended June 28, 2025, as compared to the three months ended June 29,

2024. As we continue to increase the number of Operational Systems, an increase in the number of Operation Services contracts is expected.

	For the Nine Months Ended		Change
	June 28, 2025	June 29, 2024	Amount	%
	(dollars in thousands)
Systems	$1,536,539	$1,168,993	$367,546	31%
Software maintenance and support	20,331	8,280	12,051	146%
Operation services	71,595	46,340	25,255	54%
Total revenue	$1,628,465	$1,223,613	$404,852	33%
Systems revenue increased during the nine months ended June 28, 2025, as compared to the nine months ended June 29, 2024, due to there being 46 System in Deployment during the fiscal quarter ending June 28, 2025, as compared to 39 Systems in Deployment during the same quarter of fiscal 2024. The increase in Systems revenue includes the addition of the revenue generated from the 2025 MAA for ASR.
The increase in Software Maintenance and Support revenue is due to 42 Operational Systems which are under Software Maintenance and Support contracts for the nine months ended June 28, 2025, as compared to 21 Operational Systems which were under Software Maintenance and Support contracts for the nine months ended June 29, 2024.
The increase in Operation Services revenue is attributable to an increase in Operational Systems where we are performing Operation Services for the nine months ended June 28, 2025, as compared to the nine months ended June 29, 2024. As we continue to increase the number of Operational Systems, an increase in the number of Operation Services contracts is expected. The increase in Operation Services revenue for the nine months ended June 28, 2025, as compared to the nine months ended June 29, 2024, is also attributable to an increase in training services provided to our customers in connection with the increase in the number of Operational Systems.
Gross Profit
The following table sets forth our gross profit for the three months ended June 28, 2025 and June 29, 2024:

	For the Three Months Ended		Change
	June 28, 2025	June 29, 2024	Amount
	(in thousands)
Systems	$101,197	$51,834	$49,363
Software maintenance and support	6,365	1,006	5,359
Operation services	60	2,133	(2,073)
Total gross profit	$107,622	$54,973	$52,649
Systems gross profit increased $49.4 million for the three months ended June 28, 2025, as compared to the three months ended June 29, 2024. The increase in Systems gross profit is primarily driven by 46 Systems in Deployment during the three months ended March 29, 2025, as compared to 39 Systems in Deployment during the three months ended June 29, 2024. The increase in Systems gross profit was further driven by lower cost of revenue resulting from better cost control.
The increase in Software Maintenance and Support gross profit is driven by the revenue from the additional Operational Systems which are under Software Maintenance and Support contracts for the three months ended June 28, 2025, as compared to the three months ended June 29, 2024, while costs to perform our maintenance and support services remained relatively flat.
The decrease in Operation Services gross profit for the three months ended June 28, 2025, as compared to the three months ended June 29, 2024, is driven by a mix in the profit generated from the sale of spare parts to our customers.

The following table sets forth our gross profit for the nine months ended June 28, 2025 and June 29, 2024:

	For the Nine Months Ended		Change
	June 28, 2025	June 29, 2024	Amount
	(in thousands)
Systems	$282,250	$144,161	$138,089
Software maintenance and support	14,596	2,079	12,517
Operation services	(1,357)	3,009	(4,366)
Total gross profit	$295,489	$149,249	$146,240
Systems gross profit increased $138.1 million during the nine months ended June 28, 2025, as compared to the nine months ended June 29, 2024. The increase in Systems gross profit is primarily driven by 46 Systems in Deployment during the nine months ended June 28, 2025, as compared to 39 Systems in Deployment during the nine months ended June 29, 2024. The increase in Systems gross profit was further driven by lower cost of revenue resulting from better cost control.
The increase in Software Maintenance and Support gross profit is driven by the revenue from the additional Operational Systems which are under Software Maintenance and Support contracts for the nine months ended June 28, 2025, as compared to the nine months ended June 29, 2024, while costs to perform our Maintenance and Support Services remained relatively flat.
The decrease in Operation Services gross profit for the nine months ended June 28, 2025, as compared to the nine months ended June 29, 2024, is driven by an increase in Operation Services costs at certain of our customer sites, a decrease in the mix in the profit generated from the sale of spare parts to our customers, which was partially offset by additional training services provided to our customers, and services related to the ASR Acquisition.
Research and Development Expenses

	For the Three Months Ended		Change
	June 28, 2025	June 29, 2024	Amount	%
	(dollars in thousands)
Research and development	$52,147	$44,722	$7,425	17%
Percentage of total revenue	9%	10%

The increase in research and development expenses for the three months ended June 28, 2025, as compared to the three months ended June 29, 2024, is due to the following:

Change
(in thousands)
Employee-related costs	$(390)
Prototyping-related costs, allocated overhead expenses, and other	7,815
$7,425
Employee-related costs decreased for the three months ended June 28, 2025, as compared to the three months ended June 29, 2024. The primary driver in the decrease to employee-related costs for the three months ended June 28, 2025, as compared to the three months ended June 29, 2024, was from an increase in engineering resources assigned to customer projects, which was primarily related to the 2025 MAA.
Prototyping-related costs, allocated overhead expenses, and other expenses increased for the three months ended June 28, 2025, as compared to the three months ended June 29, 2024, primarily from an increase in amortization expense attributable to the intangible assets that we acquired through our asset and business combination transactions.

	For the Nine Months Ended		Change
	June 28, 2025	June 29, 2024	Amount	%
	(dollars in thousands)
Research and development	$157,279	$133,327	$23,952	18%
Percentage of total revenue	10%	11%
The increase in research and development expenses for the nine months ended June 28, 2025, as compared to the nine months ended June 29, 2024, is due to the following:

Change
(in thousands)
Employee-related costs	$2,579
Prototyping-related costs, allocated overhead expenses, and other	21,373
$23,952
Employee-related costs increased for the nine months ended June 28, 2025, as compared to the nine months ended June 29, 2024. The primary driver for the increase in employee-related costs for the nine months ended June 28, 2025, as compared to the nine months ended June 29, 2024, is from an increase in engineering resources assigned to customer projects, which was primarily related to the 2025 MAA. There was also an increase in the cost for contractors and consultants for the nine months ended June 28, 2025, as compared to the nine months ended June 29, 2024, which we use to support our growth.
Prototyping-related costs, allocated overhead expenses, and other expenses increased for the nine months ended June 28, 2025, as compared to the nine months ended June 29, 2024, primarily from an increase in prototype expenses as we implement efforts to expand our current product offerings, as well as an increase in amortization expense attributable to the intangible assets that we acquired through our asset and business combination transactions.
Selling, General, and Administrative Expenses

	For the Three Months Ended		Change
	June 28, 2025	June 29, 2024	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$75,670	$47,871	$27,799	58%
Percentage of total revenue	13%	10%

The increase in selling, general, and administrative expenses for the three months ended June 28, 2025, as compared to the three months ended June 29, 2024, is due to the following:

Change
(in thousands)
Employee-related costs	$24,895
Allocated overhead expenses and other	2,904
$27,799
Employee-related costs increased in the three months ended June 28, 2025, as compared to the three months ended June 29, 2024, primarily as a result of our full-time employee and contractor headcount growth within our selling, general, and administrative functions. We increased our headcount primarily to support our rapid acceleration of System Deployments and business transformation. We incurred incremental costs related to building both shorter-term as well as permanent processes and infrastructure to ramp partnerships and operations.
Allocated overhead and other expenses increased in the three months ended June 28, 2025, as compared to the three months ended June 29, 2024, primarily due to an increase in information technology related costs to support growth within our employee base and infrastructure, as well as an increase in legal expenses, primarily attributable to increased professional services fees related to strategic acquisitions and our internal controls remediation.

	For the Nine Months Ended		Change
	June 28, 2025	June 29, 2024	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$215,092	$143,535	$71,557	50%
Percentage of total revenue	13%	12%
The increase in selling, general, and administrative expenses for the nine months ended June 28, 2025, as compared to the nine months ended June 29, 2024, is due to the following:

Change
(in thousands)
Employee-related costs	$51,448
Allocated overhead expenses and other	20,109
$71,557
Employee-related costs increased in the nine months ended June 28, 2025, as compared to the nine months ended June 29, 2024, primarily as a result of our full-time employee and contractor headcount growth within our selling, general, and administrative functions. We increased our headcount primarily to support our rapid acceleration of System Deployments and business transformation. We incurred incremental costs related to building both shorter-term as well as permanent processes and infrastructure to ramp partnerships and operations.
Allocated overhead and other expenses increased in the nine months ended June 28, 2025, as compared to the nine months ended June 29, 2024, primarily due to an increase in information technology related costs to support growth within our employee base and infrastructure, as well as an increase in audit, tax, and legal expenses, primarily attributable to increased professional services fees related to strategic acquisitions and our internal controls remediation.
Restructuring Charges

	For the Three Months Ended		Change
	June 28, 2025	June 29, 2024	Amount	%
	(dollars in thousands)
Restructuring Charges	$16,361	$—	$16,361	100%
Percentage of total revenue	3%	—%
We incurred $16.4 million of restructuring charges for the three months ended June 28, 2025 resulting from severance and other benefits expense primarily related to the reduction of workforce across all areas of the employees that joined the Company’s workforce in connection with the ASR Acquisition.

	For the Nine Months Ended		Change
	June 28, 2025	June 29, 2024	Amount	%
	(dollars in thousands)
Restructuring Charges	$16,361	$—	$16,361	100%
Percentage of total revenue	1%	—%
We incurred $16.4 million of restructuring charges for the nine months ended June 28, 2025 resulting from severance and other benefits expense primarily related to the reduction of workforce across all areas of the employees that joined the Company’s workforce in connection with the ASR Acquisition.
Other income, net

	For the Three Months Ended		Change
	June 28, 2025	June 29, 2024	Amount	%
	(dollars in thousands)
Other income, net	$8,451	$11,615	$(3,164)	(27)%
Percentage of total revenue	1%	2%
The decrease in other income, net for the three months ended June 28, 2025, as compared to the three months ended June 29, 2024, was due to higher interest earned on invested cash balances as a result of increased interest rates, which was offset by a lower cash balance.

	For the Nine Months Ended		Change
	June 28, 2025	June 29, 2024	Amount	%
	(dollars in thousands)
Other income, net	$27,987	$27,626	$361	1%
Percentage of total revenue	2%	2%
The increase in other income, net for the nine months ended June 28, 2025, as compared to the nine months ended June 29, 2024, was due to higher interest earned on invested cash balances as a result of increased interest rates as well as other income earned on the fair value adjustment recorded for the nine months ended June 28, 2025 related to our derivative instrument.
Income Taxes

	For the Three Months Ended		Change
	June 28, 2025	June 29, 2024	Amount	%
(dollars in thousands)
Income tax expense	$(44)	$(182)	$138	(76)%
Percentage of total revenue	nil	nil
The decrease in income tax expense for the three months ended June 28, 2025, as compared to the three months ended June 29, 2024, is attributable to the expense related to current state income taxes offset by a benefit in international taxes and by the partial release of the valuation allowance in connection with the ASR Acquisition.

	For the Nine Months Ended		Change
	June 28, 2025	June 29, 2024	Amount	%
(dollars in thousands)
Income tax benefit (expense)	$1,204	$(102)	$1,306	(1280)%
Percentage of total revenue	nil	nil
The income tax benefit for the nine months ended June 28, 2025, as compared to the income tax expense for the nine months ended June 29, 2024, is attributable to the expense related to current state income and international taxes offset by the partial release of the valuation allowance in connection with the ASR Acquisition.
Non-GAAP Financial Measures
In addition to providing financial measurements based on GAAP, we provide additional financial metrics that are not prepared in accordance with GAAP, or non-GAAP financial measures. We use these non-GAAP financial measures, in addition to GAAP financial measures, to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes, to measure executive compensation, and to evaluate our financial performance. These non-GAAP financial measures are Adjusted EBITDA, Adjusted gross profit, Adjusted gross profit margin, Adjusted research and development expenses, Adjusted selling, general, and administrative expenses, and free cash flow, as discussed below.
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
•Restructuring charges – Restructuring charges are costs associated with restructuring plans and are primarily related to employee severance and benefit arrangements, lower of cost and net realizable value adjustments to inventory and long-

lived assets that will no longer be used in operations, and termination fees for any contracts cancelled as part of the restructuring plan. The restructuring charges in fiscal year 2025 represent those charges incurred related to a reduction of our workforce across all areas of the employees that joined the Company’s workforce in connection with the ASR Acquisition. The restructuring charges in fiscal year 2024 represent those charges incurred associated with certain actions to restructure parts of the Company within the U.S. and Canada. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items vary significantly based on the magnitude of the restructuring action and do not reflect future expected operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or past operations of our business.
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
•Equity financing transaction costs – Equity financing transaction costs represent the costs incurred, including for legal, professional fees for accountants, transaction fees, advisory fees, due diligence costs, and certain other professional fees that are directly related to an equity financing transaction.
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
•Business transformation costs – Business transformation costs represent consultancy fees incurred for specific business initiatives that do not reflect the cost of normal business operations.
•Fair value adjustments on strategic investments – Fair value adjustments on strategic investments primarily consist of the gain or loss on strategic investments, which includes recurring fair value adjustments which are adjusted for observable price changes and any potential impairments. See Note 12, Fair Value Measures, included in this report for additional information on our strategic investment activity. We exclude fair value adjustments on strategic investments given the volatility in ongoing adjustments to the valuation of these strategic investments and because such adjustments are unrelated to the operating performance of our business.

The following table reconciles GAAP net loss to Adjusted EBITDA for the three and nine months ended June 28, 2025 and June 29, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net loss	$(31,925)	$(26,724)	$(71,883)	$(100,626)
Interest income	(8,373)	(11,610)	(23,371)	(27,554)
Income tax expense (benefit)	44	182	(1,204)	102
Depreciation and amortization	12,940	10,032	30,969	15,065
Stock-based compensation	50,279	30,320	126,982	94,508
Business combination transaction expenses	422	—	7,522	—
Restructuring charges	16,361	—	16,130	34,206
Joint venture formation fees	—	—	—	1,089
Equity financing transaction costs	—	—	—	1,985
Equity method investment	3,776	537	7,831	537
Internal control remediation	1,795	—	7,046	—
Business transformation costs	75	—	2,475	—
Fair value adjustments on strategic investments	—	—	(4,481)	—
Adjusted EBITDA	$45,394	$2,737	$98,016	$19,312
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

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Gross profit	$107,622	$54,973	$295,489	$149,249
Depreciation	3,538	5,359	8,957	5,540
Stock-based compensation	16,034	3,807	31,006	12,394
Restructuring charges	—	—	(231)	34,206
Adjusted gross profit	$127,194	$64,139	$335,221	$201,389

Gross profit margin	18.2%	11.7%	18.1%	12.2%
Adjusted gross profit margin	21.5%	13.6%	20.6%	16.5%
We consider Adjusted research and development expenses and Adjusted selling, general, and administrative expenses to be important indicators of profitability which we use in our financial and operational decision-making and evaluation of our overall operating performance. We define Adjusted research and development expenses and Adjusted selling, general, and administrative expenses as GAAP research and development expense or selling, general, and administrative expense excluding the items indicated in the tables below. The following tables reconcile GAAP research and development expenses to Adjusted research and development expenses and GAAP selling, general, and administrative expenses to Adjusted selling, general, and administrative expenses during the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Research and development expenses	$52,147	$44,722	$157,279	$133,327
Depreciation and amortization	(7,133)	(1,250)	(15,044)	(3,236)
Stock-based compensation	(12,860)	(13,279)	(40,719)	(41,728)
Adjusted research and development expenses	$32,154	$30,193	$101,516	$88,363

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Selling, general, and administrative expenses	$75,670	$47,871	$215,092	$143,535
Depreciation and amortization	(2,270)	(3,423)	(6,969)	(6,294)
Stock-based compensation	(21,385)	(13,235)	(55,257)	(40,385)
Business combination transaction expenses	(422)	—	(7,522)	—
Internal control remediation	(1,795)	—	(7,046)	—
Business transformation costs	(75)	—	(2,475)	—
Joint venture formation fees	—	—	—	(1,089)
Equity financing transaction costs	—	—	—	(1,985)
Adjusted selling, general, and administrative expenses	$49,723	$31,213	$135,823	$93,782
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

	Three Months Ended		Nine Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net cash provided by (used in) operating activities	$(138,343)	$50,384	$336,259	$41,306
Purchases of property and equipment and capitalization of internal use software development costs	(14,867)	(17,143)	(42,784)	(23,007)
Free cash flow	$(153,210)	$33,241	$293,475	$18,299
Liquidity and Capital Resources
As of June 28, 2025, our principal sources of liquidity were cash received from customers upon the inception and continuation of contracts to install Systems.
The following table shows net cash provided by operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the nine months ended June 28, 2025 and June 29, 2024:

	Nine Months Ended
	June 28, 2025	June 29, 2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$336,259	$41,306
Investing activities	$(285,009)	$201,844
Financing activities	$(954)	$369,289

Operating Activities
Our net cash provided by operating activities consists of net loss adjusted for certain non-cash items, including depreciation and amortization, foreign currency gains and losses, loss on disposal of assets, provision for excess and obsolete inventory, and stock-based compensation, as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to System Deployments and the associated costs incurred by us to fulfill the System performance obligation. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the System performance obligation.
Net cash provided by operating activities was $336.3 million during the nine months ended June 28, 2025. Net cash provided by operating activities was primarily due to our net loss of $71.9 million adjusted for non-cash items of $162.1 million, primarily consisting of $34.1 million depreciation and amortization, $119.6 million stock-based compensation, and $4.9 million provision for excess and obsolete inventory, offset by cash provided by operating assets and liabilities of $246.1 million. Cash provided by operating assets and liabilities of $246.1 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by operating activities was $41.3 million during the nine months ended June 29, 2024. Net cash provided by operating activities was primarily due to our net loss of $100.6 million adjusted for non-cash items of $128.5 million, primarily consisting of $17.0 million depreciation and amortization, $86.9 million stock-based compensation, and $34.1 million provision for excess and obsolete inventory, offset by cash provided by operating assets and liabilities of $13.5 million. Cash provided by operating assets and liabilities of $13.5 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases, capitalization of internal use software development costs, and acquisitions of strategic investments.
Net cash and cash equivalents used in investing activities during the nine months ended June 28, 2025 is primarily driven by $42.2 million of cash paid for strategic investments as well as $200.0 million of cash paid for business acquisitions. No other significant investing activities occurred during the nine months ended June 28, 2025.
Net cash and cash equivalents provided by investing activities during the nine months ended June 29, 2024 is primarily driven by $340.0 million in proceeds upon the maturity of certain U.S. Treasury securities, offset by purchases of U.S. Treasury securities of $48.7 million. Additionally, we made strategic investments of $66.5 million. No other significant investing activities occurred during the nine months ended June 29, 2024.
Financing Activities
Our financing activities typically consist of payments and proceeds related to our equity incentive plans for both RSUs and ESPP, and also include proceeds from the exercise of the vested warrants issued to Walmart as well as proceeds from equity financing transactions.
During the nine months ended June 28, 2025, we paid cash for taxes related to the net share settlement of stock-based compensation awards of $3.0 million, which was offset by cash proceeds from the issuance of common stock under our ESPP of $3.2 million. Additionally, we made distributions to Symbotic Holdings LLC partners of $1.2 million. No other significant financing activities occurred during the nine months ended June 28, 2025.
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
Contractual Obligations and Commitments and Liquidity Outlook
Our cash flows from operations along with equity infusions have historically been sufficient to fund our operating activities and other cash requirements. As of June 28, 2025, we had a cash and cash equivalents balance of $777.6 million. Our cash requirements for the nine months ended June 28, 2025 were primarily related to inventory purchases in order to deliver our Systems to our customers in an orderly manner in line with our installation timeline, and acquisitions of strategic investments to expand our investment profile.

Based on our present business plan, we expect our current cash and cash equivalents, working capital, and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, potential strategic acquisitions, and minimum contractual obligations. Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our condensed consolidated balance sheet and vendor commitments associated with agreements that are legally binding. Our operating lease cash requirements have not changed materially since September 28, 2024, and are disclosed within Note 5, Leases, included elsewhere in this Quarterly Report on Form 10-Q.
The following table summarizes our current and long-term material cash requirements as of June 28, 2025 for our vendor commitments:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Vendor commitments	$871,758	$793,532	$78,226	$—	$—
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
Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates during the nine months ended June 28, 2025, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended September 28, 2024, which are included within the Annual Report on Form 10-K filed with the SEC on December 4, 2024.
Off-Balance Sheet Arrangements
As of June 28, 2025, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.
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
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 28, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of the material weaknesses described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As of June 28, 2025, the Company did not effectively design procedures and controls over the timing of cost of revenue recognition. This resulted in the acceleration of the recognition of cost of revenue during the year ended September 28, 2024. Given that we recognize revenue on a percentage of completion basis, this resulted in the acceleration of recognition of revenue during the year ended September 28, 2024. Additionally, the Company did not effectively design and execute controls over revenue recognition related to cost overruns on certain deployments that will not be billable. These deficiencies in internal control over financial reporting constituted material weaknesses as of June 28, 2025.
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
Changes in Internal Control Over Financial Reporting
Subject to the steps taken in connection with the remediation plan noted below, there have been no changes in our internal control over financial reporting for the three months ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management is committed to the completion of the remediation of these material weaknesses, and, as of February 5, 2025, had implemented all of the controls described above. These controls were tested in connection with management’s evaluation of the effectiveness of our disclosure controls and procedures as of June 28, 2025. No significant deficiencies were noted as part of that testing. We will continue to test these controls, including in connection with management’s evaluation of the effectiveness of our internal control over financial reporting as of the end of our current fiscal year. As management continues to evaluate and work to improve its internal control over financial reporting, it may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, management cannot assure you when these material weaknesses will be remediated, that additional actions will not be required to remediate these material weaknesses, or the costs of any such additional actions. These material weaknesses will not be determined to be remediated until the remediated controls operate for a sufficient period of time and management has concluded, through further testing, that these controls are operating effectively.

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
SEC Matters
We have been responding to requests for information from the SEC relating to an investigation by the SEC of alleged violations by us of Rule 21F-17, which rule prohibits actions to impede communications directly with the SEC staff about a possible securities law violation. We intend to continue to defend this matter vigorously and cannot predict the outcome of this investigation.
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
On July 11, 2025, plaintiffs filed an amended complaint captioned Traina v. Symbotic Inc. et al, Case No. 24-cv-12196. Like the Decker complaint, the amended complaint asserts claims for violations of federal securities laws against us and four of our officers on the grounds that we made false and/or misleading statements or omissions related to our financial results, deployment times, revenue recognition, and internal controls. Based on these allegations, the plaintiffs bring claims seeking unspecified damages, attorneys’ fees, expert fees, and other costs and relief on behalf of themselves and a putative class of persons who purchased our stock between November 20, 2023 and February 5, 2025.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the fiscal quarter ended June 28, 2025, the following officers and directors, as defined in Rule 16a-1(f) under the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408:
On May 19, 2025, Mariel Freve, the Vice President, Chief Accounting Officer, and Controller of the Company, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Freve’s Rule 10b5-1 trading plan provides for the sale of shares of Class A Common Stock that she has received or will receive following the vesting of various RSU grants. Ms. Freve’s 10b5-1 trading plan calls for the sale of a percentage of shares that she could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Ms. Freve’s 10b5-1 trading plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares that may be sold pursuant to Ms. Freve’s 10b5-1 trading plan is 22,682 shares of Class A Common Stock. Ms. Freve’s Rule 10b5-1 trading plan expires on May 29, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
On May 21, 2025, Carol Hibbard, the Chief Financial Officer and Treasurer of the Company, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Hibbard’s Rule 10b5-1 trading plan provides for the sale of up to a maximum of 54,005 shares of Class A Common Stock that she has received following the vesting of various RSU grants. Ms. Hibbard’s Rule 10b5-1 trading plan expires on January 1, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
On June 12, 2025, Corey Dufresne, the Senior Vice President & General Counsel of the Company, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Dufresne’s Rule 10b5-1 trading plan provides for the sale of shares of Class A Common Stock that he will receive following the vesting of various RSU grants. Mr. Dufresne’s 10b5-1 trading plan calls for the sale of a percentage of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Dufresne’s 10b5-1 trading plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares that may be sold pursuant to Mr. Dufresne’s 10b5-1 trading plan is 85,384 shares of Class A Common Stock. Mr. Dufresne’s Rule 10b5-1 trading plan expires on January 31, 2027, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
On June 12, 2025, Michael Dunn, the Chief Customer Officer of the Company, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Dunn’s Rule 10b5-1 trading plan provides for the sale of shares of Class A Common Stock that he has received or will receive following the vesting of various RSU grants. Mr. Dunn’s 10b5-1 trading plan calls for the sale of a percentage of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Dunn’s 10b5-1 trading plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares that may be sold pursuant to Mr. Dunn’s 10b5-1 trading plan is 137,726 shares of Class A Common Stock. Mr. Dunn’s Rule 10b5-1 trading plan expires on August 31, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
On June 12, 2025, Miriam Ort, the Chief Human Resources Officer of the Company, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Ort’s Rule 10b5-1 trading plan provides for the sale of up to a maximum of 29,420 shares of Class A Common Stock that she has received following the vesting of various RSU grants. Ms. Ort’s Rule 10b5-1 trading plan expires on June 30, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
Additionally, during the fiscal quarter ended March 29, 2025, on February 19, 2025, an entity related to Todd Krasnow, a director of the Company, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Krasnow’s Rule 10b5-1 trading plan provides for the sale of up to a maximum of 40,000 shares of Class A Common Stock for which Mr. Krasnow is a beneficial owner as defined in Rule 16a-1(a) under the Exchange Act. Mr. Krasnow’s Rule 10b5-1 trading plan expires on February 3, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
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

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference into this Report.

Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
10.1	Offer Letter, dated June 5, 2025, between Symbotic Inc. and Izilda Martins	8-K	10.1	6/9/2025
10.2	Transition Agreement, dated June 9, 2025 between Symbotic Inc. and Carol Hibbard	8-K	10.2	6/9/2025
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2025

Symbotic Inc.

By:	/s/ Maria G. Freve
Name:	Maria G. Freve
Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)