Form 10-K
period 2025-09-27
Symbotic Inc.
filed 2025-11-24
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☑
As of March 29, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common equity of the registrant held by non-affiliates was approximately $1.0 billion (based on the closing sales price of the Class A common stock on March 28, 2025 of $20.16).
As of November 21, 2025, the following shares of common stock were outstanding:
113,614,046 shares of Class A common stock, par value $0.0001 per share
74,344,708 shares of Class V-1 common stock, par value $0.0001 per share
403,559,196 shares of Class V-3 common stock, par value $0.0001 per share
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended September 27, 2025. Portions of such proxy statement are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

Symbotic Inc.

i

As used in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, references to “we,” “us,” “our,” “Symbotic” and the “Company” refer to Symbotic Inc., a Delaware corporation, and its consolidated subsidiaries.

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
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about our ability to, or expectations that we will:
•meet the technical requirements of existing or future agreements with our customers, including with respect to existing backlog;
•expand our target customer base and maintain our existing customer base;
•realize the benefits expected from our GreenBox Systems LLC (“GreenBox”) joint venture, the commercial agreement with GreenBox, the commercial agreement with Nueva Wal Mart de México, S. de R.L. de C.V and the acquisition of the Advanced systems and Robotics business from Walmart;
•realize our outlook, including our gross margins;
•anticipate industry trends;
•maintain and enhance our systems;
•anticipate rapid technological changes;
•execute our growth strategy;
•develop, design and sell systems that are differentiated from those of competitors;
•execute our research and development strategy;
•acquire, maintain, protect and enforce intellectual property;
•attract, train and retain effective officers, key employees or directors;
•comply with laws and regulations applicable to our business;
•stay abreast of modified or new laws and regulations applying to our business;
•successfully defend litigation;
•issue equity securities in connection with future transactions;
•meet future liquidity requirements and, if applicable, comply with restrictive covenants related to long-term indebtedness;
•timely and effectively remediate any material weaknesses in our internal control over financial reporting;
•anticipate rapid technological changes;
•maintain the listing of our common stock on Nasdaq; and
•effectively respond to general economic and business conditions.
Forward-looking statements made in this Annual Report on Form 10-K also include, but are not limited to, statements with respect to:
•the future performance of our business and operations;
•expectations regarding revenues, expenses, adjusted EBITDA and anticipated cash needs;
•expectations regarding cash flow, liquidity and sources of funding;
•expectations regarding capital expenditures;

•the anticipated benefits of our leadership structure;
•the effects of pending and future legislation;
•business disruption;
•disruption to our business due to our dependency on Walmart;
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
•any consequences associated with joint ventures; and
•legislative and regulatory actions and reforms.
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
The reader is cautioned not to place undue reliance on these forward-looking statements because of their inherent uncertainty and to appreciate the limited purposes for which they are being used by management. Forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Certain of these risks are identified and discussed in other sections of this Annual Report on Form 10-K, including Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risk factors will be important to consider in determining future results and should be reviewed in their entirety.
Annualized and estimated numbers are used for illustrative purpose only, are not forecasts and may not reflect actual results.

PART I
Item 1. Business
Company Overview
Our vision is to make the supply chain work better for everyone. We do this by developing, commercializing, and deploying innovative and comprehensive technology solutions that dramatically improve supply chain operations. We automate the processing of pallets, cases and items (known as eaches) in warehouses.
Our robotic based automation systems, which include hardware and essential software, move, store and sort cases and eaches in warehouses. Our systems are operational in a number of the world’s largest retailers, including Walmart, wholesale distributors, including C&S Wholesale Grocers, and are being deployed in GreenBox Systems LLC (“GreenBox”), our warehouse-as-a-service joint venture. We have spent significant time working closely with our customers to develop, test and refine our technology. We have approximately $22.5 billion of backlog as of September 27, 2025, of which our agreements with Walmart and GreenBox comprise the vast majority.
We have devoted significant funds and resources to date in developing and diversifying our systems and related applications. Our systems are designed to increase efficiency, speed and flexibility of the supply chain by using proprietary robotics and A.I.-powered software for the movement and storage of goods. Our intellectual property is protected by a portfolio of approximately 1,100 issued and/or pending patents.
We believe that the global supply chain has reached a point of critical stress, driving an inflection in demand for intelligent and scalable automation. As consumer buying habits change, the labor market shifts, and cost of living wages increase, the demand on warehouse workers is becoming overly burdensome. Manual operations are becoming unsustainable and older automation systems are not capable of optimally satisfying modern operational needs. The dramatic growth in e-commerce has increased supply chain complexity by putting pressure on retailers to support multiple sales channels and orders of eaches in addition to cases and pallets. Meanwhile, consumer expectations have evolved to demand a larger variety of items to be delivered quickly and seamlessly. This has placed significant strain on the traditional supply chain and the people who support it. We help our customers thrive in this increasingly challenging environment.
In January 2025, we acquired the Advanced Systems and Robotics (“ASR”) business from Walmart and signed a Master Automation Agreement that provides for the development, manufacture and installation of automated systems for online pickup and delivery at Walmart retail stores (“2025 Walmart MAA”). This acquisition added a new product category for us to address the opportunity for automated fulfillment of customer orders at the local and store level, which supports the growth of e-commerce. Under the 2025 Walmart MAA, as of September 27, 2025, we are operating several micro-fulfillment systems, which we will continue to support. We are in the process of developing an advanced micro-fulfillment system for future deployments.
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
The first mismatch relates to the quantity of goods. A relatively small number of producers generate a greater quantity of goods than any single consumer desires. The supply chain aligns this mismatch by “singulating” (i.e., dividing into a common unit) production quantities into quantities desired by consumers. This means pallets are separated into cases and then cases are separated into eaches.
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

Nodes in the Supply Chain
Modern warehouses are a node in the supply chain where singulating, buffering, and movement activities align these mismatches. Two common types of warehouses are distribution centers and micro-fulfillment centers.
Distribution centers receive packaged finished goods in either pallets or cases from manufacturers. At the distribution center, our systems automate the separation of pallet-to-case and case-to-each and then into multi-stock keeping unit (“SKU”) pallets and totes. These pallets and totes flow downstream to either retail stores or micro-fulfillment centers.
At micro-fulfillment centers, which can be standalone or attached to a brick-and-mortar retail store, eaches are picked and packed into multi-SKU totes for shipment or into cartons or bags for pickup by the consumer. This downstream category of the supply chain is often referred to as “micro-fulfillment.” Our system for this category automates the process of picking orders and is currently operational at several Walmart stores.

	Distribution Centers	E-Commerce or Micro-Fulfillment
Flow of Goods	Upstream	Downstream
Typical Function	Singulate and buffering between producers and next node	Items selection Packing and shipping
Typical Location	Rural or Suburban	Suburban, Urban or Store-Based
Common Fulfillment Unit	Pallets, Cases	Items/Eaches
Optimized for	Low cost per case	Low cost per item Speed of fulfillment and delivery
Volume	High	Low to moderate
SKU count/variety	Low to Moderate	High
Current supply chain operations are generally manual, inflexible, expensive, require significant investments in inventory, and require goods to be manually handled multiple times before being shipped to stores or consumers. The supply chain is expensive because it tends to be slow and labor intensive, which leads to significant damage and waste. In a typical supply chain operation, single-SKU pallets are delivered to a distribution center where hundreds, or thousands, of people are required to move and store pallets. They then select individual cases from the pallets and combine those individual cases into store-ready pallets. In micro-fulfillment, they unpack the cases, store eaches in totes or other storage structures and then select and combine eaches for individual customer order fulfillment. Even mechanized warehouses require significant human intervention, are very inflexible, and face disruption from numerous single points of failure. These factors contribute to high maintenance costs and damage, resulting in limited total cost savings.
Retail and Supply Chain Trends
Several trends within the retail industry supply chain have exacerbated the costs and inflexibility of this supply chain:
•Labor Scarcity and Cost—As the labor force matures and becomes more highly educated, warehouse labor is becoming increasingly scarce and expensive. The turnover rate for transportation, warehousing, and utilities employees was 20% higher than the turnover rate for all nonfarm employees in the first half of calendar year 2025, according to the U.S. Bureau of Labor Statistics.
•Omni-Channel Strategies—As online shopping has become more popular with consumers, brick-and-mortar retailers must support multiple distribution channels. Traditional brick-and-mortar retailers must support buy online with home delivery, buy online pick up in store, as well as support for channel-related reverse logistics. Not only does the growth of distribution channels increase complexity, but the e-commerce channel itself is more complex than traditional brick-and-mortar. They are more complex because they need to deliver a continuously changing and increasingly diverse range of items to a broader range of locations faster and in an increasing variety of ways.
•Growing Consumer Expectations and SKU Proliferation—The internet has made the world’s goods available to more consumers, so now shoppers expect retailers to offer increased product diversity. At the same time, manufacturers continue to adopt mass personalization product strategies, which adds to an already growing number of SKUs and accelerates the frequency and speed of SKU transitions. These trends require retailers to find a way to efficiently store, handle, and make available a wider variety of SKUs while managing seasonal and geographic variability. This requires either a greater number of specialized supply chain processes or greater flexibility of legacy processes.

Legacy alternative warehouse automation systems have been largely engineered to solve single challenges in the supply chain. They have discrete applicability focused on a particular niche in the warehouse automation value chain (e.g., specific pick and pack, e-commerce fulfillment robotics) or are older manufacturing technologies that automate high-volume, lower-value repetitive tasks (e.g., conveyor belts and sensors). We believe our solution is unique as it is a comprehensive automation system for the supply chain.
Advances in Core Technologies
We benefit from advances in robotics, sensors, vision systems, processing power, and A.I. that have been developed and commercialized over the last decade. For example, we benefit from the tens of billions of dollars that have been invested in attempts to advance autonomous vehicle technology.
Overview of Our Systems
Given the first principles of the supply chain, we re-conceived the purpose and needs of the supply chain. Unencumbered by legacy thinking and the resulting narrowly targeted technologies aimed at reducing fragments of cost in the warehouse, we completely re-designed and re-engineered the warehouse.
Our systems manage every aspect of warehouse logistics, from the time merchandise is off-loaded from a producer’s truck or container until that merchandise is ready to be delivered to a store, pick-up location, or individual. They are so space-efficient that they can be installed in phases in operating warehouses with minimal impact to operations.
We announced our next-generation storage technology in August 2025. It is designed to enhance the performance of our systems as it is engineered to deliver increased storage capacity, faster deployment and product handling, enhanced fire suppression and improved seismic adaptability. This innovation can reduce our customers’ storage footprint by up to 40% of our original size, enabling customers to fit more products into a fixed space, or attain a target storage volume in a smaller footprint.
Our fully-integrated solution in the distribution center is comprised of inbound de-palletizing cells utilizing robotic arms, scan tunnels, lifts, a storage structure, autonomous mobile robots that handle cases, eaches and totes, outbound palletizing cells using robotic arms, multiple types of vision systems and software that coordinates and optimizes the movements of all the hardware. We believe this software maximizes the throughput of goods while improving quality of delivery and reducing the cost. Our integrated solution in distribution centers can handle cases and eaches. Our system that handles cases can prepare multi-SKU outbound pallets. Our BreakPack system automates opening cases, handling eaches and preparing multi-SKU totes for inclusion in the same outbound pallets.
When we acquired the ASR business in January 2025, we added a new product category for automated fulfillment of customer orders at the local and store level, which supports the growth of e-commerce. Pursuant to the 2025 Walmart MAA, we plan to develop, manufacture and install automated systems for online pickup and delivery at Walmart retail stores. We plan to continue to support and enhance Walmart’s current online pickup and delivery fulfillment systems and design and implement a new version of the system, which operate in three temperature zones – frozen, refrigerated and ambient. Our first prototypes of our next-generation micro-fulfillment solution are planned to be installed in calendar year 2026. We expect them to include our next-generation storage technology, decanting stations, pick stations and dispatch stations.
The innovative architecture of our systems differentiates our solution from alternative warehouse systems. The pillars of our architecture combine synergistically to deliver the benefits of our solution. The pillars are:
•A.I.-Powered Software: Our systems are enhanced by our A.I.-powered autonomous software that spans high-level planning and sequencing algorithms down to hardware control and decision-making. We define A.I. as technology that enables computers and machines to emulate human level performance, comprehension, problem solving, decision making, creativity or autonomy. Applications and devices equipped with A.I. can perceive and identify objects. They can understand and respond to human commands. They can learn from past experiences. They can make detailed recommendations to users and experts. They can act independently, replacing the need for human intelligence or intervention. We believe our autonomous hardware and system software technology encompass the definition of A.I. by reducing the need for manual human intelligence or intervention by simulating human functions.
•Physical A.I.: Physical A.I. is the development and embedding of A.I. technology in machines that operate in the physical world. For example, at Symbotic, Physical A.I. is used in autonomous systems like our Bots, de-palletizing and palletizing robotic cells to perceive, understand, reason and perform or orchestrate complex actions in our systems.
•Singulating: Singulating goods is the process of dividing quantities of goods to the lowest common fulfillment unit (e.g., from pallets-to-cases and cases-to-eaches). Our case-based system can separate all incoming pallets to the case level. Our BreakPack and micro-fulfillment systems can separate cases to the each level. By managing goods at the case and each level, rather than at the pallet level, our systems remove unused space from the warehouse, allowing merchandise to be stored more densely and increasing the speed of product throughput.
•Dynamic Storage: Our systems’ function is analogous to that of a random-access computer hard drive. By effectively “digitizing” totes and cases and spreading them throughout the storage structure, we create optionality for our picking and routing optimization algorithms. Merchandise is opportunistically placed throughout the storage structure, similar to the way a random-access hard drive handles data.
•Autonomous Movement: Autonomous A.I.-powered mobile robots allow our systems to have superior flexibility, speed and inventory handling capabilities. Like autonomous cars operating in a smart city, our robots operate independently but act collectively to transport, sequence, and move cases and totes through the storage structure. Our algorithms consider robot proximity, travel distance and other factors to solve for optimal overall performance while dynamically adjusting as anomalies arise. In addition, because each robot can travel anywhere in a two-dimensional plane and moves like a car that can make radius turns, our robots are comparatively fast. Our Bots that handle cases and totes can travel at speeds that exceed 20 miles-per-hour. Our systems have multi-level access in the storage structure, which allows for faster throughput resulting in more storage and retrieval transactions per hour compared to tray, shuttle, or crane-based systems. Finally, our use of automation and A.I.-powered software means our system in the distribution center that handles cases can approach true “lights-out” operation (100% up-time with zero human intervention).
•Original (Native) Package Handling: Our systems can handle a variety of goods in a range of verticals. Our autonomous A.I.-powered mobile robots are able to manipulate a range of case and tote sizes, types and weights in a variety of packaging formats. The SymBots™® mobile robots place and pick cases and totes by underpicking, which is lifting them from the bottom using an automated fork system. Underpicking reduces case damage and rejection rates, thereby decreasing waste and cost. Unlike some of our competitors, we do not handle goods with grippers, which can crush them, or suction cups, which can drop goods. We also do not transfer goods to standardized trays, eliminating additional handling of goods and reducing empty storage space. Trayless handling allows storage of cases within 10 millimeters of each other.
•System-of-Systems Design: Our system-of-systems architecture philosophy reduces single points of failure, enhancing the resiliency of our systems. We utilize an array of redundant autonomous A.I.-powered mobile robots, lifts and inbound and outbound palletizing cells. Thus, if a key part of our system fails, another part of the system can assume the task load. In addition, our hardware and software are engineered for rapid serviceability utilizing field replaceable components wherever possible.
•Scalable Modularity: Our architecture is highly modular and scalable, allowing us to install our systems in existing warehouses rather than requiring capital to build new warehouse space. We are also able to install our systems in phases, allowing the existing warehouse to continue to operate during the transition to our systems. Finally, we can easily reconfigure and expand our systems to accommodate SKU proliferation as our customers’ needs and strategies evolve.
Functional Flow Overview of Systems
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
In distribution centers, our solution can uniquely handle homogeneous and heterogeneous palletized and un-palletized goods. When pallets reach the distribution center, our solution generally functions as follows:
•Palletized-Inbound: When pallets reach a distribution center, the pallets are placed into our system. Our large de-palletizing robotic cells use state-of-the-art vision technology and our proprietary end-of-arm tools to pick up entire layers of cases and transfer them to our “singulating” robots that deconstruct the pallet layer down to the case level. Our singulating robots also use vision technology and other proprietary end-of-arm tools to orient each case optimally for storage and handling in the storage structure of our system. The cases then enter the scan tunnel.
•Floor-Loaded Inbound: When un-palletized goods reach a distribution center, such as in traditional international shipping containers where goods are loaded from floor to ceiling without the use of pallets for quick unloading, are also placed into our system and the individual cases enter the scan tunnel just like palletized goods.
•Scan Tunnel: On the way to the storage structure, each case proceeds through a short scan tunnel where our systems use vision technology and sensors to “digitize” the dimensions and attributes of each inbound case. Simultaneously, our systems perform an integrity check of each case to screen for damage. If the case is damaged, it may be compromised as it moves through our system, and it may indicate damaged goods inside the case. Any case that our system determines is non-conforming or damaged is rejected. An associate will either repair the case before re-induction into the system or reject the damaged goods.
•BreakPack: Our BreakPack system enables eaches to be shipped to retail stores when demand for a product is lower than the quantity in a case. It also mitigates in-store storage of slower-moving products. After cases are cut open, eaches are put in totes. This process is referred to as decanting. The totes are then delivered to the storage structure. At pick stations, eaches are picked and placed onto autonomous mobile robots, which we call MiniBots, that then sort them into multi-SKU totes, which are included in the outbound pallets for shipment to retail stores.
•Storage Structure: Our systems include a storage structure, where cases and totes are placed, stored and retrieved. The storage structure is comprised of a number of levels stacked on top of each other. Each level has a transfer deck that spans the width of the structure and connects several dozen aisles that extend horizontally at a 90-degree angle from the transfer deck. The levels are connected vertically by a series of lifts.
•Lifts: Our systems include a collection of lifts that function like a bank of elevators in a building. Simultaneously, our A.I.-enabled software determines the optimal location in the structure for storage of the case. When a case or tote reaches the lift to which it is assigned, the lift extends its finger and picks it up. The lift then brings it to the appropriate level in the structure and places it onto a storage shelf where it will be picked up by an autonomous mobile robot. The mobile robot will then bring it to the aisle storage position for that level.
•Autonomous Mobile Robots: Our systems use autonomous mobile robots, which we refer to as Bots, of varying sizes to handle cases, totes or eaches. Currently, our SymBot™® mobile robots handle cases and totes and our MiniBot mobile robots handle eaches.
SymBot mobile robots are powered by rapid-charging ultracapacitors, so charging takes a matter of seconds as the SymBot mobile robots drive over charge plates integrated into the floor of the storage structure. This eliminates the need for SymBot mobile robots to come out of service for charging, which allows them to operate all day for weeks at a time. We are updating the design of the SymBot mobile robot to replace the ultracapacitors with a new battery, which has six times more energy capacity and is 40% lighter. This will further increase the window of operability of the SymBot mobile robot. Our SymBot mobile robots are interchangeable and hand off tasks to each other in a live operating system without productivity loss. If a SymBot mobile robot does need maintenance, remote operators can triage by remote instruction. SymBot mobile robots lift each case from the bottom using fingers that extend under the case, which is underpicking. On average, a SymBot mobile robot can reach any location in our structure and return to our inbound or outbound cells in under four minutes.
Our MiniBots are similar to the SymBot mobile robots, but are smaller and travel at a slower speed. They are powered by swappable batteries given that they operate longer and have a different payload. They also handle eaches by means of a conveyor belt rather than underpicking, which is used by the SymBot mobile robot.
•Outbound: Our outbound lift retrieves cases and totes delivered by SymBot mobile robots and transfers them to the outbound level of our solution. Our software utilizes SymBot mobile robots and lifts to sequence cases and totes in an optimal order for outbound processing. Our software further allows us to palletize cases using two robotic arms on opposite sides of a pallet. On average, these two robotic arms work together to place cases onto pallets every two seconds. Our solution typically creates a pallet comprised of a variety of different goods and SKUs (known as a “rainbow pallet”). Our solution can also create a rainbow pallet based upon a customer’s store plan. Specifically, the rainbow pallet can consist of products for a specific store aisle, which can be delivered directly from a truck to the end of an aisle so that store employees can unpack the cases and totes from the pallet, replenish shelves quickly and reduce store labor costs.
In systems used in micro-fulfillment centers, cases are cut open and the eaches are placed in totes, which is known as decanting. The totes are supplied from the storage structure and once filled are inducted back into the system. Our A.I.-powered software guides the operator on filling totes, which enter the system for use in filling consumer orders. Pick station operators pick eaches from the supply totes. Currently, the supply totes are delivered by our Alphabot® mobile robots, which can travel both horizontally and vertically. The operators then place the eaches into order totes. When order totes are completed, they are fed back into the system for storage or staged in special dispense lanes for pickup by customer.
Products
Our systems are typically sold in three parts: the initial system sale, software maintenance and support services, and operation services. Our systems are a modular, highly configurable capital asset purchase that we sell to our customers in the year of deployment. Over the remaining system life, we charge a software maintenance and support fee. Finally, we provide training and system operation until the customer assumes operational duties. Our typical deployment model is to build and install the system, operate the system for a limited time and then transfer daily operation to the customer.
Technologies
Our technologies are categorized into both hardware and software components, which work together to deliver an integrated comprehensive solution to our customers. Key elements of the hardware and software components are as follows:
•Intelligent Autonomous Mobile Robots: Our intelligent Bots handle cases and totes and utilize a suite of sensors to locate, retrieve, and transport products. Our Bots can travel at speeds exceeding 20 mph; some Bots can travel at speeds up to 25 mph. Our Bots locate, retrieve and transport products with very high accuracy. Currently, we ship in excess of eight million cases per day without reported inaccurate fulfillments. Our newest version of these robots uses vision technology in addition to our autonomous routing algorithms to achieve optimal speed, safety, and routing. We also have Bots that handle eaches in micro-fulfillment centers and distribution centers.
•Physical A.I.: Physical A.I. is the development and embedding of A.I. technology in machines that operate in the physical world. For example, at Symbotic, Physical A.I. is used in autonomous systems like our Bots, de-palletizing and palletizing robotic cells to perceive, understand, reason and perform or orchestrate complex actions in our systems.
•A.I.–Powered Software: Our systems utilize A.I. technologies in a variety of ways to dynamically achieve optimal performance and improve over time. Since the flow of goods through our systems is highly dynamic and the related parameters are constantly changing, our software responds to these changes by reoptimizing every task that needs to be completed multiple times per second. The re-optimization is based on the supply of goods, the location of those goods, and the storage shelves available within the storage structure.
Our software enables our Bots to independently place and retrieve various sizes of goods with different package material, make corrections to account for product movement, and efficiently navigate through our systems in the shortest amount of time and at the lowest cost.
Our software manages inbound inventory and inventory levels in the storage structure against fulfillment orders, optimized to fulfillment gate times. It creates the pallet and tote build plan based on a variety of factors including inventory on hand. It also plans according to store layouts and aisle-specific plan-o-grams, pallet structure, and even more granular criteria such as isolating hazardous goods that require special handling.
•Real-Time Data Analytics Software: Our proprietary software aggregates and synthesizes data generated by our systems to provide real-time analytics and actionable insights regarding inventory levels, throughput, accuracy and performance. We also collect and analyze real-time data on various parts of our systems to evaluate health and predict maintenance needs.
•A.I.-Powered De-Palletizing Robotic Cells: Our systems in the distribution center use our proprietary de-palletizing robotic end of arm tools, coupled with our A.I. and state-of-the-art vision enhanced robotic arms to de-

palletize cases of multiple SKUs. During de-palletization, we scan each case to create a digital model including, among other things, its size, stability, and density. This allows our A.I.-powered software to optimize storage, retrieval, and palletizing for distribution to stores based upon an individual case’s characteristics.
•A.I.-Powered Palletizing Robotic Cells: Our systems in the distribution center use proprietary A.I.-powered software, state-of-the-art vision enhanced palletizing robotic arms and our patented end of arm tools to combine multiple SKUs into aisle-ready pallets. Our palletizing robotic application uses two robots simultaneously to palletize cases and totes rapidly and efficiently.
Our Competitive Strengths
We have significant advantages over our competitors because of our people, technologies, and experience, underpinned by decades of leadership in supply chain operations and innovation. Specifically, we benefit from the following competitive advantages:
Experienced, Founder-Led Leadership Team
We are a founder-led company. Our chairman, chief executive officer, and significant shareholder, Richard B. Cohen, founded Symbotic in 2006 to develop advanced technologies that make the supply chain work better for everyone—a vision shaped by his decades of experience building C&S Wholesale Grocers. With deep operational expertise in running high-volume, low-margin warehouse operations, Mr. Cohen has been establishing, managing, and innovating in warehouse environments for two generations. We believe this experience provides us with a distinct competitive advantage in understanding the complexities of large-scale automation and logistics.
Mr. Cohen has assembled an experienced board and executive leadership team with diverse expertise in technology, engineering, and operations. Members of our board of directors and leadership team have held senior roles at leading organizations and research institutions, including Alphabet, Amazon, Avis Budget Group, The Boeing Company, Comau, Carnegie Mellon, Enphase, Fortna, Manhattan Associates, MIT, Parker-Hannifin, SoftBank, Staples, Tesla, Toyota, and Walmart.
Unique Team Culture
Our culture is rooted in first-principles thinking, allowing us to analyze complex systems such as supply chains and automation from the ground up. This approach frees our teams to innovate without the constraints of legacy processes and has fueled the creation of proprietary technology and differentiated intellectual property. Nearly half of our employees are engaged in engineering, research and development, and related technical functions. As a result, we have developed a substantial intellectual property portfolio, including more than 1,100 issued and/or pending patents.
First Mover Advantage with Differentiated System Architecture
We believe we have developed highly unique system architecture, which uses autonomous robots at scale and in real world supply chain applications. The advantages of this approach are so compelling, as measured by performance data in real world applications, that we believe our systems can become the de facto standard approach for how warehouses operate.
Superior System Return on Investment
Based on quantifiable metrics, our systems provide our customers with rapid recovery of investment costs and a compelling return on investment.
•Superior Product Throughput: The optimized and randomized storage of our architecture, and the speed and agility of our Bots, minimize Bot movement, which increases throughput.
•High Density System & Storage: By managing goods at the case and tote level, rather than at the pallet level, our systems remove unused space from the warehouse and stores merchandise more densely.
•No Compromise Retrofit: The modularity of our systems allows us to install our systems in existing warehouses while achieving full performance benefits. We are also able to install our systems in phases, which allows the warehouse to continue to operate while the transition to our systems is underway.

•System Scalability: Our systems can be scaled to fit the needs of our customers and scale of their facilities. We can easily reconfigure and expand our systems to accommodate SKU proliferation as our customers’ needs and strategies evolve.
•Inventory Reduction & SKU Agility: The accuracy, throughput speed and density of our solution allows our customers to achieve a higher level of availability and maintain a wider range of SKU variety with less inventory.
•Fulfillment Accuracy: Our digitization strategy and A.I.-powered store and retrieve software contribute to the fulfillment accuracy of our systems. Currently, we ship in excess of eight million cases per day without reported inaccurate fulfillments.
•System Resilience: Our system-of-systems architecture philosophy reduces single points of failure, which enhances system resiliency. We utilize a redundant array of autonomous robots, lifts, inbound de-palletizing cells and outbound palletizing cells. If any key part of our system fails, another part of our system can assume the task load. In addition, our hardware and software are engineered for rapid serviceability utilizing field-replaceable components wherever possible.
•Upstream and Downstream Benefits: Our systems create benefits throughout the supply chain. There are benefits for our customers before the goods reach our solution, which include order qualities, pricing and packaging. There are also benefits for our customers after the goods leave our solution, which include optimized trailer utilization and optimal sequencing for routing and receiving.
Remaining Performance Obligations (i.e., backlog)
As of September 27, 2025, we had approximately $22.5 billion of backlog of orders from our customers, of which approximately 12% is expected to be recognized as revenue in fiscal year 2026. We define backlog as unperformed performance obligations under existing contracts. The backlog is largely structured to maintain our gross profit targets even in times of high inflation or supply chain-related price increases. For example, in most cases, increases in steel prices are passed on to the customer, preserving our gross profit. Our contracts that we use to determine this backlog do not contain termination for convenience clauses. Outside of insolvency, or specific change in control provisions, most of our backlog can only be terminated if we do not deliver the systems with its defined performance standards.
Backbone of Commerce
Our expertise has been established at the front end of the supply chain because our systems at distribution centers have direct coordination with producers and manufacturers who are the first node in the supply chain. Our systems at distribution centers are the backbone of commerce because our optimized case handling capability benefits all nodes downstream in the supply chain. Our systems have a strategic impact for our customers and is mission critical for daily operations. We believe this will result in high rates of customer retention.
Our BreakPack system can be integrated into our case handling system and be installed in a distribution center for each handling application. We believe this capability is unique and will drive supply chain efficiency through reduced handling of goods and the ability to buffer inventory at either the precise each, or case count.
Our micro-fulfillment system provides the next logical step in building out the essential components of commerce by utilizing a version of our solution (initially in the back of stores of Walmart locations) to provide order fulfillment directly to customers representing the final node in the supply chain.
We believe our competitive positioning is highly differentiated because our upstream expertise facilitates our integration with other downstream applications, including our BreakPack and micro-fulfillment systems.
Our Market Opportunity
We define our primary addressable market as the total potential spend on our systems and software for U.S. warehouses in the general merchandise, ambient grocery, ambient food distribution, consumer packaged food, and apparel verticals over the next 15 to 25 years. We estimate the size of our initial addressable market for our case-based system to be $144 billion based on the number of warehouses in each of those verticals, our estimates of the percent of warehouses in each vertical that are addressable, and the expected average price of our systems and associated recurring software revenue over the next 15 to 25 years.

We estimate that there is an additional $126 billion in market opportunity from our secondary verticals, which are non-food consumer packaged goods, home improvement, auto parts, third-party logistics, and refrigerated and frozen foods over the next 15 years.
Over time, we plan to expand beyond our primary and secondary target verticals into additional verticals such as healthcare and electronics. To capture the size of this broader market opportunity, we estimate the size of these additional verticals in the United States at an additional $52 billion over the next 15 years (using the same methodology we use for our primary and secondary verticals). We signed our first contract with a customer in the healthcare vertical in the quarter ended September 27, 2025.
We also plan to expand internationally, so we define our total addressable market as our total U.S. market opportunity of $322 billion plus our market opportunity in Canada, Germany, Italy, United Kingdom and France, which we estimate to be an additional $111 billion over the next 15 years. This implies a total addressable market of $433 billion over the next 15 years. To estimate our market opportunity in Germany, Italy, United Kingdom, France and Canada, we assume the number of warehouses in each country relative to the number of warehouses in the U.S. is proportionate to their relative GDPs. We then multiply the resulting number of warehouses by our estimate for the percent of those warehouses that are addressable and by our estimate for the average price of our system and associated recurring revenue outside the U.S. over the next 15 years. We also began our first expansion into Mexico in fiscal year 2025.
We have identified an additional $305 billion addressable market in the United States for our micro-fulfillment solution. Our estimate of future e-commerce sales in the U.S. is based on the number of systems required to fulfill 50% of orders implied by CapitalOne’s December 2024 forecast of $2.6 trillion of e-commerce sales in the United States in 2030 (and 15 years of software revenue).
The GreenBox joint venture was established to serve the needs of outsourced case handling. Generally known as third-party logistics, our focus is on the warehouse-as-a-service (“WaaS”) market. The WaaS market has witnessed significant growth in recent years, driven by the increasing demand for flexible and scalable warehousing solutions. As businesses focus on optimizing their supply chain operations, WaaS has emerged as a strategic alternative to captive warehouses, offering on-demand access to warehouses, advanced inventory management systems, and technology-driven logistics solutions that benefit from automation and A.I. We believe the WaaS market has the potential for sustained growth, underpinned by the rise of globalization, outsourcing, e-commerce, and the evolving preferences of businesses seeking cost-effective and agile warehousing solutions.
Our Growth Strategy
The key elements of our strategy for growth include the following:
•Further penetrate customers’ operations: Our customers are large companies, many of which have thousands of stores and hundreds of warehouses. Under our customer contracts, we are converting a portion of these customers’ warehouses in the United States to our systems. We fully expect that the value these customers receive from our systems will translate into winning full deployments at the remainder of their warehouses and therefore, we expect to grow our market share.
•Win additional customers in existing verticals: Given the size of our primary addressable market relative to the size of our customer base, there is significant room for us to expand in our primary addressable market. We have numerous other potential customers in various stages of the sales cycle and we expect to win new customers in our primary addressable market.
•Expand into new verticals: We believe that every vertical that involves the physical distribution of goods through a warehouse is a potential customer. We have the intention and technological capability to expand into the non-food consumer packaged goods, auto parts and third-party logistics verticals. As we build our refrigerated and frozen capabilities, we intend to expand into these verticals. We signed our first customer in the healthcare vertical in the quarter ended September 27, 2025.
•Expand product offerings: We intend to expand our product suite to increase our value to our customers and to attract new customers. For example, we developed our BreakPack system and acquired the ASR business from Walmart. These solutions help our customers manage and optimize their e-commerce operations. They also increase our appeal to pure-play e-commerce retailers. We are also exploring new business models, specifically by adding reverse logistics and WaaS offerings. These future anticipated products are not included in our current support and maintenance arrangements.

•Geographic Expansion: We intend to expand beyond the United States, Canada and Mexico. We are currently evaluating opportunities in Europe and Australia, and in fiscal year 2025, began our expansion in Mexico.
•WaaS: We are addressing the WaaS market through our GreenBox joint venture, which we believe is positioned to leverage our expertise and the technology of our systems to capture opportunities, meet evolving customer needs, and drive sustainable value for our shareholders.
•Acquisitions: Because our systems are designed to integrate third-party applications, we continuously explore opportunities to expand our product suite through partnerships, investments, and acquisitions. For example, in December 2024, we acquired OhmniLabs, which pioneered a fully in-house development and manufacturing model, enabling rapid innovation and speed-to-market for cutting-edge robotics solutions. In January 2025, we acquired the ASR business from Walmart and signed the 2025 Walmart MAA.
Competition
Most of our primary market relies on conventional manual and semi-mechanized systems that are labor intensive. There are several point solutions available in the market that automate certain components of the warehouse, but few offer comprehensive systems. Those that do typically require a significant greenfield real estate investment.
Some point solutions such as specific goods-to-people robotics or pick and pack robotic arm solutions address only specific supply chain functions but do not maximize the efficiency of the supply chain as a whole. These solutions also must be integrated with other disparate technologies, which often come at significant cost and time and adds latency to operations.
Other companies that offer comprehensive solutions, most notably Witron, Honeywell, Dematic, Vanderlande, Knapp AG, SSI Schaefer and Swisslog, have systems that are composed of a disparate set of mechanically complex point solutions with numerous single points of failure. These systems are challenging to implement and expensive to adapt to changing customer needs and SKU variation. Even the comprehensive mechanical systems require significant manual labor. They are frequently based on pallet and partial pallet storage techniques, which require additional inventory and warehouse space.
Since we expanded into e-commerce with our micro-fulfillment system, Knapp AG, Exotec, Ocado, Geek+, Hai Robotics and AutoStore are competitors. However, they focus exclusively on individual order fulfillment and lack case picking technology.
Customers
Customer Base
We have a strong blue-chip customer base that includes some of the world’s largest retailers and wholesale grocers, including Walmart, Albertsons, our affiliate, C&S Wholesale Grocers, GreenBox, and Target.
Walmart
We have worked with Walmart since 2015 and entered into the initial Walmart Master Automation Agreement (“Walmart MAA”) in 2017 and restated and amended that agreement in January 2019. In April 2021, we amended the Walmart MAA to expand our commercial relationship with Walmart and the scope of the Walmart MAA to the implementation of our systems across 25 of Walmart’s 42 regional distribution centers. In May 2022, we again amended and restated the Walmart MAA (“A&R MAA”) to further expand our commercial relationship with Walmart and the scope of the Walmart MAA to the implementation of additional systems across all of Walmart’s 42 regional distribution centers. The A&R MAA added approximately an additional $6.1 billion to our backlog at that time.
The implementation of our systems began in 2021 and will continue based upon an agreed-upon timeline, subject to limited adjustment, with the implementation of all systems to begin by the end of 2029. For each system, Walmart pays us:
•the cost of implementation, including the cost of material and labor, plus a specified net profit amount, subject in certain cases to a capped cost amount;
•for software maintenance and support for a minimum of 15 years following preliminary acceptance of the system and with annual renewals thereafter; and
•for spare parts and other miscellaneous expenses.

Walmart also pays us for operation services for systems installed in the first four distribution centers for an operation service period for each system that ends on the third anniversary of preliminary acceptance of the final system installed in a building and for other systems as requested.
The initial term of the A&R MAA expires in May 2034 with annual renewals of the term thereafter. At any time, either party may terminate the A&R MAA in the event of insolvency of the other party or a material breach of the other party that has not been cured. Walmart may also terminate the A&R MAA at any time if we fail to meet certain performance standards or undergo certain change of control transactions.
Pursuant to the A&R MAA, we must provide Walmart notice in certain circumstances, including if we explore transactions, that would reasonably be expected to result in a change of control or sale of 25% or more of the voting power of Symbotic. Such transactions are prohibited for specified time periods following such notice, and we must allow Walmart to participate on terms and conditions substantially similar to those of other third-party participants. We have also agreed to certain restrictions on our ability to sell or license our products and services to a specified company or its subsidiaries, affiliates, or dedicated service providers.
In December 2021, we entered into an Investment and Subscription Agreement (the “Investment and Subscription Agreement”) with Walmart. Pursuant to the Investment and Subscription Agreement, in connection with the A&R MAA, Walmart purchased 267,281 units of Warehouse Technologies LLC (“Warehouse”), or 3.7% of the total outstanding units of Warehouse at such time. As a result of the investment pursuant to the Investment and Subscription Agreement and subsequent investments, as of September 27, 2025, Walmart had beneficial ownership of approximately 13% of our issued and outstanding common stock.
Pursuant to the Investment and Subscription Agreement and as a result of its ownership, Walmart has the right to designate a Walmart employee of a certain seniority level to attend all meetings of our board of directors in a nonvoting observer capacity, except in certain circumstances, including where such observer’s attendance may be inconsistent with the directors’ fiduciary duties to the Company or where such meetings may involve attorney-client privileged information, a conflict of interest between the Company and Walmart or information that the Company determines is competitively or commercially sensitive. Additionally, pursuant to the Investment and Subscription Agreement and subject to certain exceptions described therein, Walmart is subject to a standstill agreement that limits Walmart’s ability to pursue certain transactions with respect to the Company until the earlier of (i) December 12, 2025 and (ii) the later of (a) the date on which Walmart owns less than 5% of the fully diluted equity of the Company, and (b) the date that is six months after Walmart no longer has the board observer rights described above.
Pursuant to the 2025 Walmart MAA, we are operating several micro-fulfillment systems, which we will continue to support. We will also engage in a development program funded by Walmart to enhance current online pickup and delivery fulfillment systems and design new micro-fulfillment systems to meet the needs of current and future customers. The 2025 Walmart MAA provides for a commitment, subject to the satisfaction of defined system performance metrics, from Walmart to purchase 400 micro-fulfillment systems, with an option for Walmart to purchase an additional 200, exercisable by Walmart within 30 days following acceptance of the 220th micro-fulfillment system under the terms of the 2025 Walmart MAA. Associated with this development program, Walmart will pay us a total of $520 million, including $230 million that was paid at the closing of acquisition of ASR, $165 million payable on the first anniversary of the acquisition and $125 million payable on the second anniversary of the acquisition.
We will pay Walmart $175 million upon Walmart’s acceptance of the first micro-fulfillment system and $175 million if Walmart elects to purchase the additional 200 systems.
For each micro-fulfilment system, Walmart will pay us:
(a)the cost of implementation, including the cost of material and labor, plus a specified net profit amount, subject in certain cases to a capped cost amount;
(b)for software maintenance and support for a minimum of 15 years following preliminary acceptance of the system and with annual renewals thereafter; and
(c)for spare parts and other miscellaneous expenses.
Under certain circumstances, if we commercialize substantially similar micro-fulfillment systems for eaches (or the software used within them) with third parties, we will pay Walmart a royalty fee.
The initial term of the 2025 Walmart MAA will expire on its twelfth anniversary. At any time, either party may terminate it if the other party becomes insolvent or the other party fails to cure a material breach. Walmart may also terminate it at any time if we fail to meet certain performance standards or undergo certain changes of control. We have also agreed to certain restrictions on our ability to sell or license our products and services to a specified company or its subsidiaries, affiliates, or dedicated service providers, including a quantitative limit on the sale or license of systems to third parties.
GreenBox
In July 2023, in conjunction with entities related to the SoftBank Group, we established GreenBox, a strategic joint venture to build and automate supply chain networks globally by operating and financing our advanced A.I. and automation technology for the warehouse. We own 35% of GreenBox and SoftBank Group owns 65% of GreenBox.
In July 2023, we entered into a commercial agreement with GreenBox that sets forth the terms, conditions, rights and obligations governing the design, installation, implementation and operation of our system for GreenBox. On the terms and subject to the conditions set forth therein, the commercial agreement provides for a commitment from GreenBox to expend at least $7.5 billion in the aggregate to purchase our systems over a six-year period pursuant to an agreed-upon timeline with implementation of our systems which began in fiscal year 2024. For each system, GreenBox will pay us: (i) the cost of implementation, including the cost of material and labor, plus a specified net profit amount; (ii) for software maintenance and support; and (iii) for spare parts and other miscellaneous expenses. The initial term of the commercial agreement with GreenBox expires on July 23, 2027, subject to a two-year extension by GreenBox if, at the end of the initial term, project SOWs (as defined in the commercial agreement) have not been executed with respect to our systems with an aggregate purchase price of GreenBox’s purchase commitment. At any time, either party may terminate the commercial agreement in the event of insolvency of the other party or a material breach of the other party that has not been cured.
Research and Development
We have invested over $1 billion in developing technology for our systems, which is protected by approximately 1,100 issued and/or pending patents. Our engineers have extensive robotics and software experience and have been working on our product portfolio for over 15 years. We conduct our research and development at our headquarters in Wilmington, Massachusetts.
Our research and development activities generate a continuous cycle of meaningful innovations and currently include programs in the following areas:
•Expand our capabilities and improve our technology: We aim to continuously advance our hardware and software development to offer better solutions to our customers that benefit their needs. Specifically, we intend to continue innovating our robust A.I.-powered robots alongside our proprietary software to continue to help our customers optimize operational efficiency. For example, we recently announced our next-generation storage and performance-improving power technology for our SymBot™® mobile robots.
•Expand system offerings: As our existing customers’ needs shift and expand, we will innovate, evolve and be flexible. We will continue to innovate our existing systems as well as introduce new offerings in specific areas for which we do not have a solution, such as tailoring our systems to handle non-ambient foods. This will not only allow us to deepen our penetration within existing customers, but also grow our customer base in adjacent applications.
Sales and Marketing
We go to market via a direct sales model. Given the size, complexity, and value of our systems, our sales have come from long-term discussions between our management team and senior-level executives at our customers. As we progress, we intend to accelerate our sales cycle as we begin to expand our marketing efforts and transition from a small number of very large transactions to more widespread adoption of our systems.
Manufacturing and Suppliers
We operate a repair/service facility center with engineering support in Wilmington, Massachusetts. The repair operation ensures customer uptime. It also services deployed Bots and components needing repairs. The engineering and prototype areas focus on innovation. It is staffed with a mix of permanent and temporary employees to manage peak workload and can operate two shifts when needed. We manufacture with third-party contract manufacturers, which has allowed us to efficiently scale production capabilities, optimize resources, and foster agility in meeting growing market demand.
We also purchase lifts, fixed place robots, conveyors, and steel racking equipment from a wide range of vendors to complete our systems.

Intellectual Property
Our ability to drive innovation in the robotics and A.I. automation markets depends in part upon our ability to protect our core technology and the intellectual property therein and thereto. We seek to protect our intellectual property rights in our core technology through a combination of patents, trademarks, copyrights, and trade secrets. This includes the use of non-disclosure and invention assignment agreements with our contractors and employees and the use of non-disclosure agreements with our customers, vendors, business partners and universities.
Unpatented research, development, know-how, and engineering skills make an important contribution to our business and core technology, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding our intellectual property. As of September 27, 2025, we had over 650 issued patents in 17 countries and over 410 additional patents pending worldwide. Our issued patents are scheduled to expire between January 2026 and March 2044.
Employees and Human Capital Resources
Our employees are critical to our success and innovation. As of September 27, 2025, we employed approximately 2,000 full-time employees, including approximately 1,950 based in the United States. Approximately 30% of our employees are based at, or out of, our Wilmington, Massachusetts headquarters. Approximately half are located across customer sites where they install, commission, and maintain our systems. We also engage consultants and contractors, as needed, to supplement our permanent workforce.
Nearly half of our employees are engaged in engineering, research and development, and related technical functions. Our workforce brings decades of collective experience across automation, robotics and supply chain disciplines.
We believe our relationship with our employees is strong. We have not experienced any work stoppages. None of our employees are subject to a collective bargaining agreement or represented by a labor union.
Our human capital objectives include, as applicable, recruiting, developing, motivating and retaining a high-performing, diverse workforce. Our incentive plans are designed to attract and retain top talent and to align compensation with our performance through a combination of cash, equity and other benefits.
As a leader in warehouse automation, we are committed to building a vibrant and diverse global robotics organization. We foster a culture that celebrates the uniqueness of each and every employee, enabling diverse perspectives to drive innovation and problem solving as we reimagine the supply chain industry.
Talent Attraction
Our success depends on attracting, developing and retaining exceptional talent to build future technical and leadership capability. We continue to invest in initiatives to recruit top professionals in robotics, A.I. and industrial automation, while expanding early-career and leadership development programs that strengthen our future workforce. Through university partnerships and our internship and cooperative education programs, we engage students across technology and operations disciplines by providing hands-on experience and building a pipeline of talent aligned with our evolving business needs. As A.I. continues to reshape our industry, we anticipate continued competition for skilled professionals. Our strategy focuses on positioning us as a destination for top talent, while developing the expertise and leadership required to sustain innovation and growth in a rapidly changing market.
Talent Management
Developing and retaining exceptional talent is essential to achieving our business priorities and delivering braggingly happy customers. We take a strategic approach to talent management. We focus on understanding the capabilities required for today’s needs and tomorrow’s growth and investing to build them across our workforce. This includes disciplined assessment of key talent and ongoing discussions at the leadership and board of directors levels to maintain visibility into our talent landscape.
Our talent practices span the employee lifecycle, balancing engagement with leadership and technical development to equip employees for evolving business demands. We make targeted investments such as bespoke coaching and upskilling for high-potential individuals along with broad, programmatic investments to develop our future leaders. We also invest in scalable, on-demand learning and launched a regular employee listening cadence, including companywide pulse surveys, to strengthen engagement and build a culture where top talent can join, grow, and stay.

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
Environmental Matters
We are subject to domestic and foreign environmental laws and regulations governing our operations including, but not limited to, emissions into the air and water and the use, handling, disposal and remediation of hazardous substances. A certain risk of environmental liability is inherent in our production activities, operation of our system and the disposal of our system. These laws and regulations govern, among other things, the generation, use, storage, registration, handling and disposal of chemicals and waste materials, the presence of specified substances in electrical products, the emission and discharge of hazardous materials into the ground, air or water, the cleanup of contaminated sites, including any contamination that results from spills due to our failure to properly dispose of chemicals and other waste materials and the health and safety of our employees.
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

Data Privacy
Because we handle, collect, store, receive, transmit and otherwise process certain personal information of users and employees, we are also subject to federal, state and foreign laws related to the privacy and protection of such data, including the California Consumer Privacy Act and the General Data Protection Regulation of the European Union. The scope of data privacy laws and regulations worldwide continues to evolve, and we anticipate that the number of data privacy laws and the scope of individual data privacy and protection rights will increase.
We have developed internal compliance programs in an effort to comply with legal and regulatory requirements for the warehouse automation industry and with respect to data privacy and security. For example, our compliance programs include product design safety reviews, which includes review of privacy and cybersecurity. While we are firmly committed to full compliance with all applicable laws and have developed appropriate policies and procedures in order to comply with the requirements of the evolving regulatory regimes, we cannot ensure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine.
Available Information
Our internet address is www.symbotic.com. Our website and the information contained therein or linked thereto are not part of this Annual Report. We make available free of charge through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish them to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.
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
Risk Factor Summary
Risks Related to Our Business, Operations and Industry, including:
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

•Complex technology will need to be developed and implemented, both in-house and in coordination with our vendors and suppliers, for us to successfully produce and integrate our systems with our customers’ existing warehouses, and there can be no assurance that they will be successfully developed and implemented.
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
•The markets in which we participate are competitive. Many companies, including large retail and e-commerce companies, companies that offer point solutions or other comprehensive or specific supply chain functionalities and other companies that focus on automated technologies, may target the markets in which we do business. Additionally, our customers and potential customers may develop in-house solutions that compete with our systems. If we are unable to compete effectively, our sales and profitability could be adversely affected.
•If we are unable to develop new solutions, adapt to technological change, sell our systems, services and software into new markets or further penetrate our existing markets, our revenue may not grow as expected.
•We rely on suppliers to provide equipment, components and services. Any disruption to our supply chain could adversely affect our business, financial condition and results of operations.
•If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing business needs, requirements or preferences, our systems may become less competitive.
•If demand for our systems does not grow as we expect, or if market adoption of A.I.-powered robotics and supply chain automation solutions does not continue to develop, or develops slower than we expect, our future revenue may stagnate or decline and our business may be adversely affected.
•Supply chain interruptions may increase our costs or reduce our revenue.
Risk related to intellectual property, including that:
•We may need to bring, or defend ourselves against, IP infringement or misappropriation claims, which may adversely affect our business, financial condition and results of operations by limiting our ability to use certain IP and causing us to incur substantial costs.
•Our business, financial condition and results of operations may be adversely affected and the value of our brand, systems and other intangible assets may be diminished if we are unable to maintain and protect our IP (including maintaining the confidentiality and control of our proprietary source code) from unauthorized use, infringement or misappropriation by third parties.
Risks related to cybersecurity, software deficiencies, service interruptions and data privacy, including that:
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
Risks related to ownership of our common stock, including that:
•Our common stock price may be volatile or may decline regardless of our operating performance; you may lose some or all of your investment.
Risks related to our organizational structure, including that:
•The multi class structure of our common stock has the effect of concentrating voting control with our founder, certain family members of our founder and certain affiliated entities and trusts of our founder and his family members; this will limit or preclude your ability to influence our corporate matters.

•We share certain key executives with C&S Wholesale Grocers, an important customer, which means those executives will not devote their full time and attention to our affairs, and the overlap may give rise to conflicts.
•Pursuant to the TRA, we are required to make payments to equity holders of New Symbotic Holdings for certain tax benefits we may claim, and those payments may be substantial.
Other risks, including that:
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
We face significant risks and difficulties as a growing company. We have a limited operating history upon which to evaluate the viability and sustainability of our technology and processes, which increases the risk to your investment. In addition, we have an accumulated deficit of $1.3 billion as of September 27, 2025 and have incurred recurring net losses since inception, including net losses of $91.0 million and $84.7 million, respectively, for the years ended September 27, 2025 and September 28, 2024. We could continue to incur operating losses in the near term as we continue to invest significantly in our business to position us for future growth, including expending substantial financial and other resources on our:
•product development, including investments in our product development team and new functionality and enhancements for our systems;
•technology infrastructure, including systems, architecture, scalability, availability, performance and security;
•acquisitions and strategic transactions;
•international operations and anticipated international expansion into new markets;
•expansion into new market verticals, including e-commerce and healthcare;
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
Our investments in our systems and services may not be successful on the timeline we anticipate or, at all, and may not result in increased revenue growth. Additionally, we have encountered, and may in the future encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as unforeseen operating expenses, difficulties, complications, delays and other known or unknown factors that may result in losses in future periods. If our revenue growth does not meet our expectations in future periods, or we are unable to maintain or increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term.
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
We depend heavily on our larger customers, and therefore, our success is heavily dependent on their ability to grow their businesses and their adoption of our systems.
Walmart, our largest customer, accounted for approximately 85% of our total revenue in the fiscal year ended September 27, 2025 and for a significant majority of our $22.5 billion backlog as of September 27, 2025. We have worked with Walmart since 2015 and entered into a Master Automation Agreement with Walmart in 2017 to implement our systems in 25 of Walmart’s 42 regional distribution centers. We amended and restated our Master Automation Agreement with Walmart in 2022 (“2022 Walmart MAA”) to implement our Systems in all of Walmart’s 42 regional distribution centers, adding approximately an additional $6.1 billion to our backlog at that time. Pursuant to the 2022 Walmart MAA, we have agreed to certain restrictions on our ability to sell or license our products and services to a specified company or its subsidiaries, affiliates or dedicated service providers. Walmart also has certain board observation rights.
In the first quarter of fiscal year 2025, we entered into a commercial agreement with Nueva Wal Mart de México, S. de R.L. de C.V to implement our systems in two of their locations near Mexico City. In the second quarter of fiscal year 2025, we entered into a Master Automation Agreement (“2025 Walmart MAA”) with Walmart for the development, manufacture, and installation of 400 micro-fulfillment systems if we satisfy certain performance metrics.
Our ability to maintain a close, mutually beneficial relationship with Walmart is an important element in our continued growth. The loss or cancellation of business from Walmart, including our failure to properly implement or optimize our systems in Walmart’s warehouses, or our failure to comply with the terms of the 2022 Walmart MAA or 2025 Walmart MAA, could materially and adversely affect our business, financial condition or results of operations. Similarly, if Walmart is not able to grow its business or its business declines, including as a result of a reduction in the level of discretionary spending by its customers or competition from other retailers, our business, financial condition or results of operations may be materially and adversely affected.
We have several larger customers, UNFI, GreenBox, Southern Glazers and Albertsons. Net sales to these customers accounted for approximately 13% of our total revenue in the fiscal year ended September 27, 2025. It is not possible for us to predict the level of demand that will be generated by any of these customers in the future. In addition, revenue from these larger customers may fluctuate from time to time based on their business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. To the extent that one or more customers in this group decide not to further implement our systems or decide to retain manual solutions or adopt single point automated solutions, our business, financial condition or results of operations may be materially and adversely affected.
C&S Wholesale Grocers, an important customer, is our affiliate. Despite our affiliation with C&S Wholesale Grocers, there is no guarantee that it will continue to be a customer beyond the term of its current contracts with us..
Our Chairman and Chief Executive Officer, Richard B. Cohen, also serves as the Executive Chairman of C&S Wholesale Grocers. Additionally, Mr. Cohen and trusts for the benefit of his family are the substantial majority stockholders of C&S Wholesale Grocers. As a result, C&S Wholesale Grocers can be considered an affiliate of ours.
C&S Wholesale Grocers is also an important customer that has our systems that are Operational (defined as achieving acceptance) in its facilities. We provide ongoing Software Maintenance and Support and Operation Services under our contracts with C&S through October 2029. Despite our affiliation with C&S Wholesale Grocers, there is no guarantee that it will continue to be a customer beyond the term of its current contracts with us in October 2029. To the extent C&S Wholesale Grocers decides not to renew its contracts with us or to implement additional systems, our business, financial condition or results of operations may be materially and adversely affected.
We may fail to realize anticipated benefits of the GreenBox joint venture, or it may disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.
The GreenBox joint venture and related commercial agreement are expected to be material to our financial condition and results of operations. Our backlog includes $11.6 billion associated with GreenBox and any delays in implementation could adversely affect the business and when anticipated benefits are realized. We may be unable to obtain the benefits, avoid the difficulties and risks of the joint venture, or it may take us longer than expected to fully realize the anticipated benefits and synergies of the GreenBox joint venture. Those benefits and synergies may ultimately be smaller than anticipated or may not be realized at all, which could adversely affect our business, financial condition or results of operations
The GreenBox joint venture may also require us to issue additional equity securities, spend our cash, or incur debt (and increased interest expense), liabilities and amortization expenses related to intangible assets, which could adversely affect our results of operations and dilute the economic and voting rights of our stockholders. In addition, we cannot assure you that the GreenBox joint venture will lead to the successful development of new or enhanced products and services or that any new or enhanced products and services, if developed, will achieve market acceptance or prove to be profitable.

Our operating results and financial condition may fluctuate from period to period, which could make our future operating results difficult to predict or cause our operating results to fall below analysts’ and investors’ expectations.
Our operating results and financial condition fluctuate from quarter to quarter and year to year and are likely to continue to vary due to a number of factors, many of which will not be within our control. Both our business and supply chain automation product portfolio are changing and evolving rapidly, and our historical operating results may not be useful in predicting our future operating results. If our operating results do not meet the guidance that we provide to the marketplace or the expectations of securities analysts or investors, the market price of our Class A common stock will likely decline. Fluctuations in our operating results and financial condition may be due to a number of factors, including:
•the portion of our revenue attributable to software maintenance and support and operation service fees versus milestone payments for system deployment and other sales;
•the ability of our equipment vendors to continue to manufacture high-quality products and to supply sufficient products to meet our demands;
•the impact of shortages of components, commodities or other materials, including semiconductors, integrated circuits and batteries, and other supply chain disruptions;
•our ability to control costs, including our operating expenses, warranty obligations and the costs of the equipment we purchase;
•the timing and success of introductions of new solutions;
•competition, including entry into the industry by new competitors and new offerings by existing competitors;
•changes in our pricing policies or those of our competitors;
•our ability to successfully manage any past or future acquisitions, strategic transactions and integrations of businesses;
•our ability to protect our patents, copyrights trademarks and trade secrets (“IP”) by obtaining, maintaining, and enforcing our IP rights;
•the amount and timing of expenditures, including those related to expanding our operations, increasing research and development and improving facilities;
•the ability to effectively manage growth within existing and new markets domestically and abroad;
•changes in the payment terms of our customer contracts;
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
Complex technology will need to be developed and implemented, both in-house and in coordination with our vendors and suppliers, for us to successfully produce and integrate our systems with our customers’ existing warehouses, and there can be no assurance that they will be successfully developed and implemented.
Our systems require a substantial amount of third-party and proprietary in-house software and complex hardware to be installed and operated in our customers’ warehouses. The development of such advanced technologies is inherently complex and costly, and we will need to coordinate with our vendors and suppliers to produce and integrate our systems with our customers’ infrastructure. In the future, one or more of our third-party software or hardware providers may choose not to support the operation of their software, software services and infrastructure with our systems, or our systems may not support the capabilities needed to operate with such software, software services and infrastructure.
Defects and errors may be revealed over time (and may not even be known until after our systems have been deployed to our customers) and our control over the performance of third-party services and systems may be limited. We may be unable to develop the necessary technology or meet the technological requirements and production timing to support our business plan.
In addition, our systems may not comply with the cost, performance useful life and warranty requirements we anticipate in our business plan. Our warranty exposure could be exacerbated by the performance of third-party components or integration with customer infrastructure, and we may not always be able to recover related costs from our vendors or suppliers. Warranty obligations may exceed the reserves we have established, requiring us to incur additional unexpected costs. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims, which could adversely affect our business, prospects, financial condition and results of operations.
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
Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2025. Based upon this evaluation and those criteria, management concluded that, as of September 27, 2025, the Company’s internal control over financial reporting was not effective due to the identification of a material weakness. As of September 27, 2025, the Company did not effectively design procedures and controls over the timing of the recognition of cost of revenue. This resulted in timing discrepancies on the recognition of cost of revenue. Given that we recognize revenue on a percentage of completion basis, this also resulted in timing discrepancies on the recognition of revenue. This deficiency in internal control over financial reporting constituted a material weakness. For further discussion of this material weakness, see Item 9A. Controls and Procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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

Our systems may not be successful or meet existing or future requirements in customer agreements with existing or future customers.
Our first case picking system became Operational at a customer distribution center in 2012 and our latest version of our case picking system became Operational at a customer distribution center in 2019. Our first BreakPack system became Operational at a customer distribution center in 2025. Since that time, we have continued to refine the robotics technology and capabilities of our systems and anticipate continuing to upgrade our systems and services in the future.
Our BreakPack and micro-fulfillment systems, as well as any other system, software, service or product we may launch in the future, may not be well received by our customers, may not help us to generate new customers, may adversely affect the attrition rate of existing customers and may increase our customer acquisition costs and the costs to service our customers. Any revenue we may generate from them may be lower than revenue generated from our existing systems and services and may not be sufficient for us to recoup our development or customer acquisition costs incurred, particularly if launch dates are delayed or we are unable to scale. In addition, BreakPack, and the micro-fulfillment systems, as well as any new system, software, services and products may require increased operational expenses or customer acquisition costs and present new and difficult technological and intellectual property challenges that may subject us to claims or complaints if our customers experience installation issues, service disruptions or failures or other quality issues. To the extent any of these systems or products are not successful, it could have an adverse impact on our business, financial condition, cash flow or results of operations.
The markets in which we participate are competitive. Many companies, including large retail and e-commerce companies, companies that offer point solutions or other comprehensive or specific supply chain functionalities and other companies that focus on automated technologies, may target the markets in which we do business. Additionally, our customers and potential customers may develop in-house solutions that compete with our systems. If we are unable to compete effectively, our sales and profitability could be adversely affected.
We provide systems that offer a comprehensive supply chain automation solution. Accordingly, we compete with a number of companies that offer solutions to the retail distribution market, including companies that offer (i) comprehensive solutions, which are comprised of a disparate set of point solutions such as Witron, Knapp AG, Honeywell, Dematic, Vanderlande, SSI Schaefer and Swisslog; and (ii) solutions that focus exclusively on micro-fulfillment, such as Exotec, Ocado, AutoStore, Geek+, Hai Robotics and Knapp AG. Although we believe that our systems are significantly differentiated, the markets in which we participate may become more competitive in the future.
Our ability to compete depends on a number of factors, including:
•our systems’ prices, functionality, performance, ease of use, ease of installation, reliability, availability and cost effectiveness relative to that of our competitors’ products;
•our success in utilizing new and proprietary technologies (including software) to offer solutions and features previously not available in the marketplace;
•our success in identifying new markets, applications and technologies and evolving our systems to address these markets;
•our ability to attract and retain customers;
•our name recognition and reputation; and
•our ability to obtain, maintain, protect and enforce our IP.
Our customers may also internally develop their own automated solutions for their warehouses. Our market may need further education on the value of automated supply chain solutions and our systems and on how to integrate them into current operations. A lack of understanding as to how our systems operate may cause potential customers to prefer more traditional technologies, limited point solutions or internally developed automated processes or to be cautious about investing in our systems. If we are unable to educate potential customers and change the market’s readiness to accept our technology, then our business, results of operations and financial condition may be harmed.
If we are unable to develop new solutions, adapt to technological change, sell our systems, services and software into new markets or further penetrate our existing markets, our revenue may not grow as expected.
Our ability to increase sales will depend, in large part, on our ability to enhance and improve our systems, services and software, timely introduce new robotic technology and automation solutions, sell into new markets and further penetrate our existing markets. As a result, we must continually invest resources in product development and successfully incorporate and develop new technology.
Developing upgrades and new supply chain automation solutions are costly and impose burdens on our internal teams, including management, compliance, and product development. The success of any enhancement or new system, software, services and products depend on several factors, including timely completion, competitive pricing, introduction and market acceptance and our ability to develop and maintain relationships with customers and vendors. Any new system, software, service and product we develop or acquire may not be introduced in a timely or cost-effective manner.
Any new markets into which we attempt to sell our systems, services and software may not be receptive. Our ability to further penetrate our existing markets depends on the pricing, quality, availability and reliability of our systems, services and software and our ability to design them to meet customer demand and price. Similarly, if any of our competitors implement new technologies before we are able to implement ours, those competitors may be able to provide more effective products, possibly at lower prices. If we are unable to provide systems that customers want at a competitive price, then our customers may become dissatisfied and use competitors’ services. Any delay or failure in the introduction of new or enhanced solutions could harm our business, financial condition, cash flows and results of operations.
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
Our operating costs are subject to fluctuations, particularly due to changes in prices for commodities, parts, raw materials, energy and related utilities, freight and labor, which may be driven by inflation, prevailing price levels, exchange rates, changes in trade agreements and trade protection measures including tariffs and other economic factors. In the past, our operating costs have been impacted by price inflation and these costs may continue to be so impacted. The U.S. has enacted various trade actions, including imposing tariffs on certain goods we import from other countries, which has also contributed to higher costs for some commodities and raw materials. Additional tariffs imposed by the U.S., or further retaliatory trade measures taken by other countries, could increase the cost of our systems that we may not be able to offset. Actions we take to mitigate volatility in manufacturing and operating costs may not be successful and, as a result, our financial condition, cash flows and results of operations could be adversely affected.
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
•poor quality or an insecure supply chain, which could adversely affect the reliability and reputation of our systems;

•cost increases due to inflation, exchange rate fluctuations, taxes, tariffs or commodity market volatility or other factors that affect our suppliers;
•embargoes, sanctions and other trade restrictions that may affect our ability to purchase from various suppliers;
•IP challenges to ownership of rights or alleged infringement by suppliers; and
•shortages and untimely availability of components, commodities or other materials, including semiconductors and integrated circuits, which could adversely affect our manufacturing efficiencies, construction schedules and ability to make timely delivery of our systems and services.
Any of these uncertainties could adversely affect our profitability and ability to compete.
If there are disruptions in our supply chain, the materials we rely on in our business may not be timely available at reasonable rates, or at all. These disruptions could cause a delay in our manufacturing and construction of our systems and thus a delay in our implementation schedules for our customers.
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
We rely on a number of suppliers for raw materials and components for our systems and have entered into supply agreements with such suppliers. A number of these supply agreements provide the supplier with a termination right for any reason or no reason. If one of our suppliers terminates their relationship with us, or experiences a supply chain disruption, we could experience delays in our ability to deliver our systems to our customers. In addition, while most raw materials and components for our systems are available from multiple suppliers, certain of those items are only available from limited sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and we may not be successful in doing so on terms acceptable to us, or at all. As a result, the loss of a supplier could adversely affect our relationship with our customers and our reputation, as well as our business, financial condition and results of operations.
Our systems, services and software may be affected from time to time by design and manufacturing defects that could adversely affect our business, financial condition and results of operations and result in harm to our reputation.
Our systems constitute complex software and hardware that can be affected by design and manufacturing defects. Our sophisticated solution may have issues that can unexpectedly interfere with the intended operation of our hardware or software products. Defects may also exist in components and products that we source from third-parties or the systems may not be implemented or used correctly or as intended. Any such defects or incorrect implementation or use could make our systems, services and software unsafe, create a risk of property damage and personal injury, and subject us to the hazards and uncertainties of product liability claims and related litigation. In addition, from time to time, we may experience outages, service slowdowns or errors that affect our systems and software. As a result, our systems may not perform as anticipated and may not meet customer expectations. There can be no assurance that we will be able to detect and fix all issues and defects in our systems, services and software. Failure to do so could result in widespread technical and performance issues in our systems, services and software and could lead to claims against us.
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

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing business needs, requirements or preferences, our systems may become less competitive.
Our future business and financial success will depend on our ability to continue to anticipate the needs of our current and potential customers and to enhance and improve our systems, services and software, introduce new robotic technology and automation solutions in a timely manner, sell into new markets and further penetrate our existing markets. To be successful, we must be able to quickly adapt to changes in technology, industry standards and the business needs of our customers by continually enhancing our technology, services and solutions. Developing new software, services and products and upgrades to our existing systems, services and software as well as integrating and coordinating our current systems, services and software imposes burdens on our internal teams, including management, compliance, and product development. These processes are costly, and our efforts to develop, integrate and enhance our systems, services and software may not be successful.
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
We may pursue mergers, acquisitions or dispositions of businesses or assets or other strategic transactions that we believe will enable us to strengthen or broaden our business. We established the GreenBox joint venture in July 2023, acquired substantially all of the assets of Veo Robotics in July 2024 and OhmiLabs in December 2024 and acquired the ASR business from Walmart in January 2025.
However, in the future, we may be unable to identify suitable companies, businesses or assets, reach agreement on potential strategic transactions on acceptable terms and manage the impacts of such transactions on our business. Moreover, mergers, acquisitions, dispositions and other strategic transactions involve various risks including, but not limited to:
•integrating or disposing of a business;
•introducing new or improved supply chain automation solutions;
•unanticipated changes in customer, supplier and other third-party relationships,
•diversion of management’s attention from day-to-day operations,
•failure to realize the anticipated benefits of such transactions, such as cost savings and revenue enhancements,
•substantial transaction costs, and
•potential impairment resulting from the overpayment for an acquisition or adverse changes in business performance.
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
Our success depends on the continuing services of key employees. We believe the depth and quality of the experience of our management team with the retail supply chain, distribution logistics, automation and robotics technology are key to our ability to be successful. The loss of these individuals could materially and adversely affect our business and financial condition.
If our employees seek to join a labor union, higher employee costs and increased risk of work stoppages or strikes could result. We also directly or indirectly rely on other companies with unionized workforces, including suppliers, and work stoppages or strikes at these companies could have a material adverse impact on our business and financial condition.
Changes in laws and regulations related to employees, independent contractors, and temporary personnel may also lead to increased costs, reduced operational flexibility, and adversely affect our ability to staff our operations and manage workforce needs. Shifts in the domestic labor market could further restrict our access to talent, delay or prevent the timely hiring of highly qualified personnel, and increase administrative, compliance, and operational costs. Any such developments could make it more difficult or costly for us to maintain the workforce needed to execute our strategy.
We are in the process of expanding into new international markets, which exposes us to risks such as competition for skilled talent, wage inflation and unfamiliar labor and regulatory requirements. Managing remote teams, complying with complex local laws, and aligning new employees with our global culture may increase costs and reduce flexibility.
Our financial performance is subject to risks of foreign exchange fluctuation, which could result in foreign exchange losses.
We may be exposed to fluctuations of the U.S. dollar against certain other currencies, including the Euro and Mexican Peso, because we publish our financial statements in U.S. dollars, while some of our assets, liabilities, revenues and costs are or will be denominated in other currencies. Exchange rates for currencies of the countries in which we operate may fluctuate in relation to the U.S. dollar, and such fluctuations may have a material adverse effect on our earnings or assets when translating foreign currency into U.S. dollars. We do not hedge our exchange rate so any changes in exchange rates will directly affect our earnings.
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
Research and development and improvement of our facilities is capital-intensive and may require capital investment to fund. In February 2024, we completed a sale in an underwritten offering of 10,000,000 shares of our Class A common stock. Our net proceeds, after deducting underwriting discounts and commissions and our offering expenses, were approximately $197 million. However, there can be no assurance that we will have access to further capital if we need it on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, business, prospects and results of operations could be materially adversely affected.
We may raise funds through the issuance of debt securities or through loan arrangements, the terms of which could require significant interest payments, contain covenants that restrict our business or other unfavorable terms. We may also raise funds through the sale of additional equity securities, which could dilute our stockholders.

If demand for our systems does not grow as we expect, or if market adoption of A.I.-powered robotics and supply chain automation solutions does not continue to develop, or develops slower than we expect, our future revenue may stagnate or decline and our business may be adversely affected.
The supply chain automation industry is rapidly growing and developing. We may not be able to develop effective strategies to raise awareness among potential customers of the benefits of A.I. enabled robotics and automation and our systems may not address the specific needs or provide the level of functionality required by potential customers to encourage the continuation of the shift towards supply chain automation. If supply chain automation technology does not continue to gain broader market acceptance as an alternative to conventional manual operations, or if the marketplace adopts supply chain automation technologies that differ from ours, we may not be able to increase or sustain the level of sales of our solutions, retain existing customers or attract new customers, and our operating results would be adversely affected as a result.
Laws and regulations governing robotics and supply chain automation industries are still developing and may restrict our business or increase the costs of our systems, making our systems less competitive or adversely affecting our revenue growth.
We are subject to laws and regulations relating to the robotics and supply chain automation industries in the jurisdictions in which we conduct our business or in some circumstances, of those jurisdictions in which we offer our systems. Our systems utilize emerging tools and technologies, such as A.I., which may also become subject to regulation under new laws or new applications of existing laws. These laws and regulations are developing and vary from one jurisdiction to another. Future legislative and regulatory action, court decisions or other governmental action may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, and may have a material and adverse impact on our operations and financial results.
Our facilities are subject to various compliance requirements, including those of OSHA and other workplace safety agencies, and compliance costs could increase as we scale our systems.
Our facilities are subject to numerous federal and state laws and regulations, including those of OSHA, a regulatory agency of the United States Department of Labor. In particular, our facilities are subject to oversight and regulation under local ordinances, building, zoning and fire codes, environmental protection regulation, and other rules and regulations. Although we believe that obtaining and renewing any certificates or licenses required for the operation of our business in compliance with such laws and regulations will be routine, we cannot assure you that we will obtain or renew them in a timely manner. Our failure to hold a given license or certificate, whether by expiration, nonrenewal, modification or termination, may impair our ability to perform our obligations under our customer contracts. Such licenses or certificates may require us to operate in ways that incur substantial compliance costs, particularly as we seek to scale our systems.
Supply chain interruptions may increase our costs or reduce our revenue.
We depend on good vendor relationships and the effectiveness of our supply chain management to ensure reliable and sufficient supply, on reasonably favorable terms, of materials used in our manufacturing processes. The materials we purchase and use in the ordinary course of business are sourced from a wide variety of suppliers around the world including Germany, Italy, Sweden, Mexico, the United States, Canada and China. Disruptions in the supply chain may result from public health crises, such as the COVID-19 pandemic, or from weather-related events, natural disasters, trade restrictions, tariffs, border controls, acts of war, terrorist attacks, third-party strikes, work stoppages or slowdowns, shipping capacity constraints, supply or shipping interruptions or other factors beyond our control. In the event of disruptions in our existing supply chain, the labor and materials we rely on in the ordinary course of our business may not be available at reasonable rates or at all. If the costs in our supply chain increase, we may not be able to recover such additional costs under our agreements with our customers or offset such costs in new customer agreements. Our supply chain also depends on third-party warehouses and logistics providers. Any disruption in the supply, storage or delivery of materials could disrupt our operations, which may cause harm to our reputation and results of operations.

Risks Related to Intellectual Property
We may need to bring, or defend ourselves against, IP infringement or misappropriation claims, which may adversely affect our business, financial condition and results of operations by limiting our ability to use certain IP and causing us to incur substantial costs.
We may become subject to IP disputes. Our success depends, in part, on our ability to develop and commercialize our systems without infringing, misappropriating or otherwise violating the IP of third parties. However, we may not be aware that our systems infringe, misappropriate or otherwise violate third-party IP, and such third parties may bring claims alleging such infringement, misappropriation or violation.
Companies, organizations or individuals, including our competitors, may own or obtain IP rights that would prevent or limit our ability to make, use, sell or import one or more components of our systems, which could make it more difficult for us to operate our business. We may receive inquiries from IP owners inquiring whether we have infringed upon, misappropriated or violated their IP rights, or otherwise not complied with the terms and conditions such rights may be subject to (including open-source software licenses). Companies owning IP, including those relating to supply chain automation, may allege infringement, misappropriation or violation of such rights. Any litigation may also involve patent holding companies or other adverse patent owners that have no relevant product revenue, and therefore, our patent applications may provide little or no deterrence as we would not be able to assert them against such entities or individuals. If a third-party obtains an injunction preventing us from using our IP, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or stop sales of our systems and services or cease business activities related to such IP.
In response to a determination that we have infringed upon, misappropriated or violated a third-party’s IP (including through our indemnification obligations), we may be required to do one or more of the following:
•cease development, sales or use of our systems that incorporate or is covered by the asserted IP;
•pay substantial damages, including through settlement payments or indemnification obligations (including legal fees);
•obtain a license from the owner of the asserted IP, which license may not be available on reasonable terms or at all; or
•redesign one or more aspects of our systems that is alleged to infringe, misappropriate or violate any third-party IP.
A successful claim of infringement, violation or misappropriation against us could materially adversely affect our business, financial, condition or results of operations. Any legal proceedings or claims, whether valid or invalid, could result in substantial costs and diversion of resources. If third parties successfully oppose or challenge our IP or successfully claim that we infringe, misappropriate or otherwise violate their IP, we may be subject to liability, required to enter into costly license agreements, or required to rebrand or restrict our systems. Also, we expect that the occurrence of infringement claims is likely to grow as the market for our systems grow. Accordingly, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources.
In order to protect our IP, we may be required to spend significant resources to monitor our IP. Litigation may be necessary in the future to enforce our IP and protect our trade secrets. Litigation brought to protect and enforce our IP could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our IP. Further, our efforts to enforce our IP may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our IP, and if such defenses, counterclaims, or countersuits are successful, we could lose our rights in and to valuable IP. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our systems, impair the functionality of our systems, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our systems, and injure our reputation.
Our business, financial condition and results of operations may be adversely affected and the value of our brand, systems and other intangible assets may be diminished if we are unable to maintain and protect our IP (including maintaining the confidentiality and control of our proprietary source code) from unauthorized use, infringement or misappropriation by third parties.
Our success depends on our ability to protect our IP (including by obtaining patents and trademarks and maintaining the confidentiality of our proprietary source code), and the failure to adequately maintain, protect or enforce our IP could result in our competitors offering products or services similar or superior to ours, which would adversely affect our business, financial condition or results of operations. We rely on a combination of patents, trade secrets (including know-how), employee and third-party invention assignment and nondisclosure agreements, IP licenses and contractual rights to establish, maintain and protect the IP in and to our systems.
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
•we may not be successful in enforcing our IP portfolio against third parties who are infringing, violating or misappropriating such IP for a number of reasons, including substantive and procedural legal impediments;
•our trademarks may not be valid or enforceable;
•our efforts to protect our trademarks from unauthorized use may be deemed insufficient to satisfy legal requirements throughout the world to maintain our rights in our trademarks;
•any goodwill that we have developed in our trademarks could be lost or impaired;
•the costs associated with filing patent applications, enforcing patents, confidentiality and invention assignment agreements or other IP and IP-related agreements may make enforcement commercially impracticable or divert our management’s attention and resources; and
•our use of open-source software could: (i) subject us to claims alleging that we are not compliant with such software licenses; (ii) require us to publicly release portions of our proprietary source code; and (iii) expose us to greater security risks than would the use of non-open-source third-party commercial software.
Additionally, IP laws vary throughout the world. Some foreign countries do not protect IP to the same extent as do the laws of the U.S. Further, policing the unauthorized use of or enforcing our IP in foreign jurisdictions may be difficult. Therefore, as we continue to expand our international footprint, our IP may not be as strong and expansive, or as easily enforced (or even exist), outside of the U.S. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating, or otherwise violating our IP rights.
If we are unable to adequately prevent disclosure of trade secrets or other proprietary information, the value of our technology may be diminished. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other third parties, including suppliers and other partners. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information, know-how and trade secrets. Moreover, no assurance can be given that these agreements will be enforceable or will be effective in controlling access to, distribution, use, misuse, misappropriation, reverse engineering or disclosure of our proprietary information, know-how and trade secrets. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our systems. These agreements may be breached, and we may not have adequate remedies for any such breach.
Our software contains third-party open-source software components. Certain use of such open-source components with our proprietary software could adversely affect our ability to charge fees for, or otherwise protect the value of, our solution.
We license certain software from third parties under open-source licenses. Use and distribution of open-source software may entail greater risks than use of non-open-source third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our systems.

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
Although we monitor our use of open-source software to avoid subjecting our systems to unintended conditions, the terms of many open-source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our systems. From time to time, there have been claims challenging the ownership of open-source software against companies that incorporate open-source software into their solutions. We could similarly be subject to lawsuits by parties claiming ownership of what we believe to be open-source software. Moreover, we cannot assure you that our processes for controlling our use of open-source software in our systems will be effective.
If we are held to have breached or failed to fully comply with all the terms and conditions of an open-source software license, we could face infringement or other liability. This may result in an injunction against providing our systems, a requirement to seek costly licenses from third parties to continue providing our systems on terms that are not economically feasible, re-engineering our systems, discontinuing or delaying the provision of our systems if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition and results of operations.
Our patent applications may not issue or, if issued, may not provide sufficient protection, which may adversely affect our ability to prevent others from commercially exploiting products similar to ours.
We rely on our patent portfolio to protect our competitive advantages. As of September 27, 2025, we had 654 issued patents in 17 countries and an additional 413 patents pending worldwide. Our issued patents are scheduled to expire between January 2026 and March 2044. The pending patent applications are presently undergoing examination or expected to undergo examination in the near future. These patents and patent applications seek to protect our proprietary inventions relevant to our business (including our systems, next-generation storage, depalletizing tool, electro-sensitive protection system for machinery and other software and hardware components of our system), in addition to other proprietary technologies (including source code) which are primarily maintained as trade secrets. We intend to pursue additional IP protection to the extent we believe it would be beneficial and cost-effective. We make business decisions about when to seek patent protection for a particular technology and when to rely upon copyright or trade secret protection, and the approach we select may ultimately prove to be inadequate. Even in cases where we seek patent protection, there is no assurance that the resulting patents will effectively protect every significant feature of our system or other automated or robotic supply chain solution.
Even if we continue to seek patent protection in the future, we may be unable to obtain or maintain patent protection for our technology. There may be issued patents of which we are not aware held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our current or future technologies or solutions. There also may be pending patent applications of which we are not aware that may result in issued patents, which could be alleged to be infringed by our current or future technologies or solutions. Furthermore, legal standards relating to the validity, enforceability and scope of protection of IP rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our solution and use information that we regard as proprietary to create products that compete with ours.
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

Risks Related to Cybersecurity, Software Deficiencies, Service Interruptions and Data Privacy
We have experienced cybersecurity incidents in the past and may experience further cybersecurity incidents or security breaches of our IT or OT in the future, which may result in systems disruption, shutdown, unauthorized access to or disclosure of confidential or personal information.
We rely heavily on information technology (“IT”) and operational technology (“OT”) in our systems and services for our customers, and in our enterprise infrastructure. Despite our implementation of security measures, our IT and OT may be subject to unauthorized access or harm by nation states, cyber-criminals, malicious insiders and other actors who may engage in fraud, theft of confidential or proprietary information, sabotage or other criminal activity. Our IT and OT could be compromised by malware (including ransomware), cyber-attacks or, as a result of, error or system failure. Hardware and software that we procure or rely upon from third parties may also contain defects or vulnerabilities in manufacture or design that could expose our systems to a risk of compromise. In addition, our software contains third-party open-source components, which may expose us to greater security risks than the use of non-open-source third-party commercial software.
We have experienced cyber threats and incidents in the past, although none has been material or had a material adverse effect on our business or financial condition. In the past, an unauthorized actor gained access to our IT, which resulted in certain information being accessed and exfiltrated, including human resources and employee data. Information that may have been subject to unauthorized access includes names, addresses and Social Security Numbers of employees. We may experience additional cybersecurity incidents and security breaches in the future. Additionally, certain functional areas of our workforce work remotely, and such a remote work environment may be outside of our corporate network security protection boundaries, which imposes additional risks to our business, including increased risk of industrial espionage, phishing, cybersecurity attacks and unauthorized dissemination of sensitive, proprietary or confidential information. We allow employees to use their personal devices to access certain of our resources. Personal devices are not centrally managed by us and could result in unauthorized access to sensitive, proprietary or confidential information if such a device is lost or compromised.
Our business also uses IT resources on a dispersed basis for a wide variety of key functions, including hardware and software development, engineering, manufacturing, sales, accounting, human resources and security. Our vendors, partners, employees and customers have access to, and share, information across multiple locations via various digital technologies. In addition, we rely on partners and vendors, including cloud providers, for a wide range of outsourced activities as part of our IT infrastructure and our commercial offerings.
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
Our systems, services and software are used by our customers in supply chain applications that may be subject to information theft, tampering, vulnerabilities or sabotage. Careless or malicious actors could cause a customer’s supply chain processes, including our systems, to be disrupted or could cause equipment to operate in an improper manner that could result in harm to people or property. While we continue to improve the security attributes of our systems, services and software, we can reduce risk but not eliminate it. To a significant extent, the security of our customers’ IT depends on how they are designed, installed, protected, configured, updated and monitored, and much of this is typically outside our control. In addition, the software supply chain introduces security vulnerabilities into many products, including products that may be used by our systems.
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
If such an event results in unauthorized access to, or loss of, any data subject to data privacy and security laws and regulations or contractual obligations, then we could be subject to substantial fines by U.S. federal and state authorities, foreign data privacy authorities and private claims by companies or individuals. A cyber-attack may cause additional costs, such as investigative and remediation costs, and the costs of providing individuals and/or data owners with notice of the breach, legal fees, and the costs of any additional fraud detection activities required by law, a court or a third party. Further, if a high-profile security breach occurs with respect to another provider of supply chain automation solutions, our customers may lose trust in the security of our systems or in the supply chain automation industry generally, which could adversely impact our ability to retain existing customers or attract new ones. Even in the absence of any security breach, customer concerns about security, privacy or data protection may deter them from using our systems, software and services, which could negatively impact our reputation and otherwise adversely affect our business, financial condition and results of operations.
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
We may be required to expend significant resources to comply with security breach and security incident notification requirements if a third party accesses or acquires such personal information without authorization, if we otherwise experience a security breach or incident or loss or damage of personal information, or if this is perceived to have occurred. Any actual or perceived breach of our network security, or those of our vendors or service providers, could result in claims, litigation and proceedings against us by governmental entities, customers, individuals or others, negative effects on our business and future prospects, including possible fines, penalties and damages, reduced demand for our systems, software and services and harm to our reputation and brand, which could negatively impact our business, financial condition and results of operations.
We depend and rely upon technologies from third parties (including cloud-based technologies) to operate our business, and interruptions of, or performance or security problems with, these technologies or the termination of relationships with the providers of these technologies may adversely affect our business, financial condition and results of operations.
We rely on partners and vendors, including cloud providers, for a wide range of outsourced activities as part of our internal IT infrastructure and our commercial solution. If these services become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing sales of our systems and supporting our customers could be impaired until equivalent services, if available, are identified, obtained and implemented. All of which could adversely affect our business and results of operations.
Real or perceived errors, failures, bugs or defects in our IT could adversely lead to liability and litigation, disrupt our operations and could negatively impact our reputation and otherwise adversely affect our business, financial condition and results of operations.
Our systems are complex and, like all complicated solutions that depend on software and hardware, may contain undetected defects or errors. We are continuing to evolve the features and functionality of our systems through updates and enhancements, and as we do so, we may introduce additional defects or errors that may not be detected until after deployment by our customers. If we acquire companies or integrate into our systems technologies developed by third parties, we may encounter difficulty in incorporating the newly-obtained technologies into our systems and maintaining the quality standards that are consistent with our reputation.

If our systems are not implemented or used correctly or as intended, inadequate performance and disruptions in service may result. Because our customers use our systems for important aspects of their business, any actual or perceived errors, defects, bugs, or other performance problems in our systems could damage our customers’ businesses. Any defects or errors in our systems generally, or the perception of such defects or errors, could result in a loss of customers and delayed or lost revenue and could damage our reputation and lead to liability or litigation.
Errors in our software or hardware that supports our systems, generally, could cause system failures, loss of data or other adverse effects for our customers who may assert warranty and other claims for substantial damages against us. Although our customer agreements often contain provisions that seek to limit our exposure to such claims, it is possible that these provisions may be ineffective or unenforceable under the laws of some jurisdictions. While we seek to insure against these types of claims, our insurance policies may not adequately limit our exposure to such claims. These claims, even if unsuccessful, could be costly and time-consuming to defend and could harm our business, financial condition, results of operations and cash flows.
Our business requires the collection, use, handling, processing, transfer and storage of employee and customer data, and such activities may be regulated by third-party agreements, our own privacy policies and certain federal, state and foreign laws and regulations.
Our handling of customer and employee data is subject to a variety of laws and regulations relating to privacy, data protection and cybersecurity, and we may become subject to additional obligations, including contractual obligations, relating to our maintenance and other processing of this data, and new or modified laws or regulations. Any actual or alleged failure by us to comply with our privacy policy or any federal, state or international privacy, data protection or security laws or regulations or other obligations could result in claims and litigation against us, regulatory investigations and other proceedings, legal liability, fines, damages and other costs. Any actual or alleged failure by any of our vendors or business partners to comply with contractual or legal obligations regarding the protection of information about our customers could result in similar consequences. Should we become subject to additional privacy or data protection laws, regulations, or other obligations relating to privacy, data protection or cybersecurity, we may need to undertake compliance efforts that could carry a large cost and could entail substantial time and other resources.
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
We strive to comply with applicable privacy, data security, and data protection laws and requirements, but we cannot fully determine the impact that current or future such laws and requirements may have on our business or operations. Such laws or requirements may be inconsistent from one jurisdiction to another, subject to differing interpretations, and courts or regulators may deem our efforts to comply as insufficient. If we, or the third parties we rely on to operate our business and deliver our services fail to comply, or are perceived as failing to comply, with our legal or contractual obligations relating to privacy, data security, or data protection, or our policies and documentation relating to personal information, we could face: governmental enforcement action; litigation with our customers, individuals or others; fines and civil or criminal penalties for us or our executives; obligations to cease offering our systems or to substantially modify it in ways that make it less effective in certain jurisdictions; negative publicity and harm to our brand and reputation; and reduced overall demand for our systems. Such developments could adversely affect our business, financial condition and results of operations.
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
•conditions that impact demand for our systems;
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
•changes in our dividend policy;
•adverse resolution of new or pending litigation against us; and
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, epidemics, terrorist attacks, acts of war and responses to such events.
These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater because our public float and the trading volume of our common stock is low. As a result, you may suffer a loss on your investment.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. These class action lawsuits and any other possible securities litigation, whether meritorious or not, could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation. For additional information on these matters, see “Item 3. Legal Proceedings.”
We are party to pending litigation, and we may be subject to future litigation in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business.
We are a party to litigation, and we may in the future face the risk of claims, lawsuits, and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility, securities, tax, labor and employment, commercial disputes, services and other matters. For additional information on these matters, see “Item 3. Legal Proceedings.”
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
We have been, and may be in the future, the subject of governmental and regulatory investigations and inquiries, legal proceedings and enforcement actions with respect to the operation of our businesses. Any such investigation, inquiry, proceeding or action could adversely affect our business.
We have in the past, and may receive in the future, formal and informal inquiries from government authorities and regulators regarding compliance with laws and other matters, particularly as we grow and expand our business and operations. Resolution of these matters against us may result in, among other things, the payment of fines, judgments, penalties, non-monetary sanctions, or settlements, which may be significant, as well as the imposition of administrative remedies, changes and additional costs to our business operations to avoid risks associated with such litigation or investigations, reputational damage and decreased demand for our products, and the expenditure of significant time and resources that would otherwise be available for operating our business. These results may have an impact on our business, financial condition, or results of operations.
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
The trading market for our common stock will depend in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our common stock could decrease, which might cause our trading price and trading volume of our common stock to decline. If any of our analysts downgrades our common stock, or provides more favorable recommendations about our competitors, the price of our common stock would likely decline. Moreover, if our reporting results do not meet the expectations of our analysts, the market price of our common stock could decline.
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
As of November 21, 2025, there were (i) 113,614,046 shares of Class A Common Stock issued and outstanding, (ii) 74,344,708 shares of Class V-1 Common Stock issued and outstanding, and (iii) 403,559,196 shares of Class V-3 Common Stock issued and outstanding. These numbers do not take into account unvested shares of our Class A Common Stock and paired shares of Class A Common Stock issuable upon the exercise of securities exercisable for units of Symbotic Holdings.
Shares held by certain of our stockholders will be eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144, if then available. In addition, pursuant to the Amended & Restated Registration Rights Agreement, dated as of June 7, 2022, among the Company, SVF Sponsor III (DE) LLC and other parties thereto, certain stockholders have the right, subject to certain conditions, to require us to register the sale of their shares of our common stock under the Securities Act of 1933, as amended (“Securities Act”). By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our Class A Common Stock to decline. As of November 21, 2025, the shares covered by those registration rights represent approximately 83% of our outstanding common stock.
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
Shares of our common stock reserved for future issuance under our Incentive Compensation Plan and our ESPP are eligible for sale in the public market, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. We have reserved for issuance under our Incentive Compensation Plan a total of 68,300,928 shares of Class A Common Stock and 50,266,507 shares of Class A Common Stock remain available for issuance under the Incentive Compensation Plan as of September 27, 2025 (the “Share Reserve”). The Share Reserve is subject to an annual increase on the first trading day of each calendar year, which began on January 1, 2023 and ends on and including January 1, 2032, by a number of shares equal to the lesser of (i) 5% of the aggregate number of shares of our Class A Common Stock outstanding on the last day of the prior calendar year and (ii) such smaller number of shares (which may be zero) as is determined by the compensation committee of our board of directors prior to such calendar year.

Anti-takeover provisions in our Charter and Bylaws and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Our Charter, Bylaws and Delaware law contain provisions that could make it more difficult, delay, or prevent an acquisition deemed undesirable by our board of directors. Among other things, our Charter and/or Bylaws include the following provisions:
•prohibition on stockholder action by written consent, which means that our stockholders will only be able to act at a meeting of stockholders and will not be able to act by written consent;
•forum selection, which means certain litigation against us can only be brought in Delaware;
•authorization of undesignated preferred stock, the terms of which may be established and shares issued without further action by our stockholders; and
•advance notice procedures, which apply to stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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

Risks Related to Being a Public Company
We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management continues to devote substantial time to compliance initiatives.
We became a public company in 2022. Consequently, we have incurred, and we will continue to incur, significant legal, compliance, accounting and other expenses that we did not incur as a private company. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and NASDAQ. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.
Some members of our management have limited experience in operating a public company.
Some members of our management have limited experience in the management of a public company. As a public company, we must establish and maintain appropriate corporate infrastructure. Their experience in dealing with the increasingly complex laws pertaining to public companies could be a disadvantage. It is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to our management and growth. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company may require additional staffing and costs greater than expected. We may need to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs.
Risks Related to Our Organizational Structure
The multi class structure of our common stock has the effect of concentrating voting control with our founder, certain family members of our founder and certain affiliated entities and trusts of our founder and his family members; this will limit or preclude your ability to influence our corporate matters.
Our Class V-3 common stock has three votes per share and our Class A Common Stock and Class V-1 common stock have one vote per share. Our Class V-3 common stock converts into Class V-1 common stock in certain situations, including automatically on June 7, 2029. Our Chairman and Chief Executive Officer, Richard B. Cohen, together with certain family members and certain affiliated entities and trusts of Mr. Cohen and his family members, in the aggregate, hold Class V-3 common stock and 69.3% of the voting power of our outstanding common stock and are able to control all matters submitted to our stockholders for approval as of September 27, 2025. This concentrated control will limit or preclude your ability to influence our corporate matters for the foreseeable future.
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
Our Chairman and Chief Executive Officer, Richard B. Cohen, also serves as the Executive Chairman of C&S Wholesale Grocers and he and trusts for the benefit of his family are the substantial majority stockholders of C&S Wholesale Grocers. Our Chief Strategy Officer, William Boyd, also serves as Executive Vice President and Chief Legal Officer of C&S Wholesale Grocers and our Chief Human Resource Officer, Miriam Ort, also serves as Chief Human Resources Officer of C&S Wholesale Grocers. As a result, not all of our executive officers devote their full time and attention to our affairs and are compensated separately by C&S Wholesale Grocers and its subsidiaries. The overlapping executives may have actual or apparent conflicts of interest with respect to matters involving or affecting each company. For example, the potential for a conflict of interest exists when we, on the one hand, and C&S Wholesale Grocers, on the other hand, look at certain corporate opportunities that may be suitable for either company. Also, conflicts may arise if there are issues or disputes under the commercial arrangements that exist between us and C&S Wholesale Grocers. These overlapping executives’ ownership interests in us and C&S Wholesale Grocers could create actual, apparent or potential conflicts of interest if they are faced with decisions that have different implications for us and C&S Wholesale Grocers.
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
Our purchase of common units of New Symbotic Holdings (“New Symbotic Holdings Common Units”) in connection with the Unit Purchase Agreement dated December 12, 2021 and exchange of New Symbotic Holdings Common Units for shares of our Class A Common Stock or cash pursuant to the New Symbotic Holdings LLC Agreement (collectively, “Exchanges”) are expected to produce additional favorable tax attributes for us. When we acquire New Symbotic Holdings Common Units from existing unitholders, both the existing basis and anticipated basis adjustments are likely to increase (for tax purposes) depreciation and amortization deductions allocable to us from New Symbotic Holdings and therefore reduce the amount of income tax that we would otherwise be required to pay in the future. This increase in tax basis may also decrease gain (or increase loss) on future dispositions of certain assets to the extent the increased tax basis is allocated to those assets.
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
We expect that the payments we will be required to make under the TRA will be substantial. Assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we expect that the reduction in tax payments for us associated with our purchase of New Symbotic Holdings Common Units since the business combination between SVF Investment Corp. 3 and Symbotic (the “Business Combination”) that closed on June 7, 2022 would aggregate to approximately $532.9 million over a 41-year period. Under such scenario we would be required to pay the TRA Holders 85% of such amount, or approximately $453 million, over a 41-year period from the Business Combination.
Further, assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the TRA, we estimate that the reduction in tax payments for us associated with our purchase of New Symbotic Holdings Common Units would aggregate to approximately $7,509.9 million over 41 years based on a closing share price of $52.14 per share of Class A common stock and assuming all future Exchanges of New Symbotic Holdings Common Units had occurred on September 27, 2025. Under such scenario, we would be required to pay the TRA Holders 85% of such amount, or $6,452.2 million, over a 41-year period. These amounts are estimates and have been prepared for informational purposes only. The actual amount of reduction in tax payments and related liabilities that we will recognize will differ based on, among other things, the timing of the Exchanges, the price of our shares of Class A Common Stock at the time of the Exchanges, and the tax rates then in effect.
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
Our business operations and our systems may be susceptible to outages due to fire, floods, unusual weather conditions, power loss, telecommunications failures, health pandemics or epidemics, terrorist attacks and other events beyond our control. Natural disasters including tornados, hurricanes, floods and earthquakes may damage the facilities of our customers, which could lead to reduced revenue for our customers and thus reduced sales for us. For example, during our fiscal year 2024, Hurricane Helene affected our ability to timely complete a customer installation at one of our sites. In addition, a substantial portion of our operations rely on support from our headquarters in Wilmington, Massachusetts. To the extent that fire, floods, unusual weather conditions, power loss, telecommunications failures, health pandemics or epidemics, terrorist attacks and other events beyond our control materially impact our ability to operate those offices, it may have a material impact on our business operations as a whole. To the extent that an event disrupts our business or the business of our current or prospective customers, or adversely impacts our reputation, it could adversely affect our business, financial condition, results of operations and cash flows.
We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations and could face criminal liability and other serious consequences for violations, which could adversely affect our business, financial condition and results of operations.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act and the USA PATRIOT Act, and are or will be subject to other anti-bribery and anti-money laundering laws in countries in which we conduct or will conduct activities such as Mexico. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors and other collaborators from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of these laws and regulations may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

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
Our Chief Information Officer (“CIO”), who has over 25 years of experience in information technology and security and held pivotal leadership roles in Security at several Fortune 100 companies, has primary responsibility for overseeing our management of cybersecurity risks. Reporting to the Chief Technology Officer (“CTO”), our CIO meets regularly with the CTO, and works cross-functionally with other department leaders, including legal, business, policy, and technical functions, as appropriate, to exchange information related to cybersecurity. Our CIO provides quarterly updates to our Audit Committee on our cybersecurity status, risks, and strategies. These quarterly updates address a range of cybersecurity-related topics, such as recent developments related to the threat landscape, security controls, vulnerability assessments, third-party reviews, technological trends, and information security considerations arising with respect to our peers and third parties.
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
In addition, we have a cybersecurity disclosure committee (“Cybersecurity Disclosure Committee”) which receives updates on an as needed basis from our security organization regarding cybersecurity incidents. The Cybersecurity Disclosure Committee includes our CIO and senior representatives from finance, controllership, internal audit, investor relations, and legal teams. In the event of a cybersecurity incident, the Cybersecurity Disclosure Committee meets to assess the incident for materiality and required disclosure.
While we have experienced a cybersecurity incident in the past, as of the date hereof, none have materially affected us or our business strategy, financial condition, results of operations, and/or cash flows. We continue to invest in cybersecurity and resiliency of our networks to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information which they contain. For more information about cybersecurity risks relating to our business, refer to Item 1A, Risk Factors included in this Annual Report on Form 10-K.
Item 2. Properties
As of September 27, 2025, our material leased facilities are summarized below. We believe that our leased space is adequate for our current needs and, should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Location	~Size (sq. ft.)	Lease Expiration	Purpose
Wilmington, MA (Main)	66,000	December 2030	Headquarters, R&D & Admin
Wilmington, MA (Integrated Test Center)	188,000	December 2030	R&D & Testing
Andover, MA	100,000	July 2027	Admin & Warehouse
Milpitas, CA	21,000	June 2026	R&D & Admin

Item 3. Legal Proceedings
We are subject from time to time to various claims, lawsuits and other legal and administrative proceedings (including those described below). Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines and penalties, non-monetary sanctions or other relief.
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

Securities Class Actions
On August 14, 2024, a putative class action captioned Fox v. Symbotic Inc. et al., Case No. 24-cv-12090 was filed in the United States District Court for the District of Massachusetts by an alleged holder of the Company’s common stock. On March 10, 2025, the plaintiff voluntarily dismissed this action without prejudice pursuant to Federal Rule of Civil Procedure 41(a)(1)(A)(i). On December 3, 2024, a putative class action captioned Decker v. Symbotic Inc. et al., Case No. 24-cv-12976 was filed in the United States District Court for the District of Massachusetts by an alleged purchaser of the Company’s common stock. The complaint asserted claims for violations of federal securities laws against the Company and three of its officers on the grounds that the Company made false and/or misleading statements related to its revenue recognition and the effectiveness of its disclosure controls and procedures. Based on these allegations, the plaintiff brought claims seeking unspecified damages, attorneys’ fees, expert fees, and other costs and relief on behalf of himself and a putative class of persons who purchased the Company’s stock between February 8, 2024 and November 26, 2024. On May 5, 2025, the court entered an order appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act and setting a schedule for the filing of an amended complaint and the Company’s response to the complaint.
On July 11, 2025, plaintiffs filed an amended complaint captioned Traina v. Symbotic Inc. et al., Case No. 24-cv-12196. Like the Decker complaint, the amended complaint asserts claims for violations of federal securities laws against the Company and four of officers of the Company on the grounds that the Company made false and/or misleading statements or omissions related to its financial results, deployment times, revenue recognition, and internal controls. Based on these allegations, the plaintiffs bring claims seeking unspecified damages, attorneys’ fees, expert fees, and other costs and relief on behalf of themselves and a putative class of persons who purchased stock of the Company between November 20, 2023 and February 5, 2025.
The Company filed a motion to dismiss the amended complaint on September 11, 2025. The plaintiffs filed an opposition to the motion to dismiss on November 11, 2025. The Company’s reply brief in support of its motion to dismiss is due on December 11, 2025. A hearing on the motion to dismiss is scheduled for December 16, 2025.
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
Holders of our Common Stock
As of November 21, 2025, there were approximately 15 holders of record of our Class A Common Stock, approximately 28 holders of our Class V-1 Common Stock and approximately 18 holders of record of our Class V-3 Common Stock. Certain shares of our Class A Common Stock are held in “street” name and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The number of holders of record also does not include beneficial owners of shares that are be held in trust by other entities.
Dividends
We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
There were no purchases of equity securities by the issuer or affiliated purchasers, as defined in Rule 10b-18(a)(3) the Securities Exchange Act of 1934, during the quarter ended September 27, 2025.
Performance Graph
The following graph shows a 55-month comparison of cumulative total returns for our Class A common stock, the Standard & Poor’s (“S&P”) 500 Index, and the S&P 500 Information Technology Index.

COMPARISON OF 55 MONTH CUMULATIVE TOTAL RETURN*

Among Symbiotic Inc., the S&P 500 Index
and the S&P 500 Information Technology Index

$600
$500
$400
$300
$200
$100
$0
3/9/21
9/30/21
9/30/22
9/30/23
9/30/24
9/30/25
Symbiotic Inc.
S&P 500
S&P 500 Information Technology

*$100 invested on 3/9/21 in stock or 2/28/21 in index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

Recent Sales of Unregistered Securities
None, other than as set forth in our Current Report on Form 8-K filed on July 24, 2023.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K. See “Risk Factors” elsewhere in this Annual Report on Form 10-K for a discussion of certain risks associated with our business. The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. The use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide forward-looking statements in other materials we release to the public. Unless the context otherwise requires, references in this Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Symbotic,” “we,” “us,” “our” and the “Company” are intended to mean the business and operations of Symbotic Inc. This section provides an analysis of our financial results for the year ended September 27, 2025 as compared to the year ended September 28, 2024. For the discussion and analysis covering the year ended September 28, 2024 compared to the year ended September 30, 2023, please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended September 28, 2024, as filed with the SEC on December 4, 2024.

Company Overview
Our vision is to make the supply chain work better for everyone. We do this by developing, commercializing, and deploying innovative and comprehensive technology solutions that dramatically improve supply chain operations. We automate the processing of pallets, cases and items (known as eaches) in warehouses.
Our robotic based automation systems, which include hardware and essential software, move, store and sort cases and eaches in warehouses. Our systems are operational in a number of the world’s largest retailers, including Walmart, wholesale distributors, including C&S Wholesale Grocers, and are being deployed in GreenBox Systems LLC (“GreenBox”), our warehouse-as-a-service joint venture. We have spent significant time working closely with our customers to develop, test and refine our technology. We have approximately $22.5 billion of backlog as of September 27, 2025, of which our agreements with Walmart and GreenBox comprise the vast majority.
We have devoted significant funds and resources to date in developing and diversifying our systems and related applications. Our systems are designed to increase efficiency, speed and flexibility of the supply chain by using proprietary robotics and A.I.-powered software for the movement and storage of goods. Our intellectual property is protected by a portfolio of approximately 1,100 issued and/or pending patents.
We believe that the global supply chain has reached a point of critical stress, driving an inflection in demand for intelligent and scalable automation. As consumer buying habits change, the labor market shifts, and cost of living wages increase, the demand on warehouse workers is becoming overly burdensome. Manual operations are becoming unsustainable and older automation systems are not capable of optimally satisfying modern operational needs. The dramatic growth in e-commerce has increased supply chain complexity by putting pressure on retailers to support multiple sales channels and orders of eaches in addition to cases and pallets. Meanwhile, consumer expectations have evolved to demand a larger variety of items to be delivered quickly and seamlessly. This has placed significant strain on the traditional supply chain and the people who support it. We help our customers thrive in this increasingly challenging environment.
In January 2025, we acquired the Advanced Systems and Robotics (“ASR”) business from Walmart and signed a Master Automation Agreement that provides for the development, manufacture and installation of automated systems for online pickup and delivery at Walmart retail stores (“2025 Walmart MAA”). This acquisition added a new product category for us to address the opportunity for automated fulfillment of customer orders at the local and store level, which supports the growth of e-commerce. Under the 2025 Walmart MAA, as of September 27, 2025, we are operating several micro-fulfillment systems, which we will continue to support. We are in the process of developing an advanced micro-fulfillment system for future deployments.
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
The key metrics which describe our Systems from commencement to completion are as follows: (1) “Start” is defined as when we sign a Statement of Work (“SOW”) with a customer; (2) “Deployment” is defined as the period of time following the signed SOW until the acceptance of the System; and (3) “Operational” is defined as achieving acceptance of a System. The majority of Systems revenue occurs during Deployment, and once a System is Operational, software maintenance and support begins.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of dividend and interest income earned on our money market accounts and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities. Other income (expense) also consists of any gain, losses, or impairments on our strategic investments and derivative instruments.
Income Taxes
We are subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to our allocable share of any taxable income or loss of Symbotic Holdings LLC. We also have foreign subsidiaries which are subject to income tax in their local jurisdictions.

Results of Operations for the Years Ended September 27, 2025 and September 28, 2024
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the consolidated financial statements contained in this Annual Report on Form 10-K which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year Ended
	September 27, 2025	September 28, 2024
	(in thousands)
Revenue:
Systems	$2,118,868	$1,705,440
Software maintenance and support	29,602	14,173
Operation services	98,452	68,566
Total revenue	2,246,922	1,788,179
Cost of revenue:
Systems	1,710,446	1,466,841
Software maintenance and support	8,562	8,949
Operation services	105,304	66,723
Total cost of revenue	1,824,312	1,542,513
Gross profit	422,610	245,666
Operating expenses:
Research and development expenses	216,013	173,457
Selling, general, and administrative expenses	298,730	188,934
Restructuring charges	22,873	—
Total operating expenses	537,616	362,391
Operating loss	(115,006)	(116,725)
Other income, net	36,063	37,042
Loss before income tax and equity method investment	(78,943)	(79,683)
Income tax benefit (expense)	1,627	(4,212)
Loss from equity method investment	(13,716)	(777)
Net loss	$(91,032)	$(84,672)

	Year Ended
	September 27, 2025	September 28, 2024
Revenue:
Systems	94%	95%
Software maintenance and support	1	1
Operation services	4	4
Total revenue	100	100
Cost of revenue:
Systems	76	82
Software maintenance and support	—	1
Operation services	5	4
Total cost of revenue	81	86
Gross profit	19	14
Operating expenses:
Research and development expenses	10	10
Selling, general, and administrative expenses	13	11
Restructuring charges	1	—
Total operating expenses	24	20
Operating loss	(5)	(7)
Other income, net	2	2
Loss before income tax and equity method investment	(4)	(4)
Income tax benefit (expense)	—	—
Loss from equity method investment	(1)	—
Net loss	(4)%	(5)%
*Percentages are based on actual values. Totals may not sum due to rounding.
Year Ended September 27, 2025 Compared to the Year Ended September 28, 2024
Revenue

	Year Ended		Change
	September 27, 2025	September 28, 2024	Amount	%
	(dollars in thousands)
Systems	$2,118,868	$1,705,440	$413,428	24%
Software maintenance and support	29,602	14,173	15,429	109
Operation services	98,452	68,566	29,886	44
Total revenue	$2,246,922	$1,788,179	$458,743	26%
Systems revenue increased for the year ended September 27, 2025, as compared to the year ended September 28, 2024, due to there being 50 Systems in Deployment for the fiscal year ended September 27, 2025, as compared to 44 Systems in Deployment for the fiscal year ended September 28, 2024. The increase in Systems revenue was also attributable to the additional revenue generated from the 2025 Walmart MAA for ASR.
The increase in Software Maintenance and Support revenue is due to 48 Operational Systems which were under Software Maintenance and Support contracts for the year ended September 27, 2025, as compared to 25 Operational Systems which were under Software Maintenance and Support contracts for the year ended September 28, 2024.
The increase in Operation Services revenue is attributable to an increase in Operational Systems where we were performing Operation Services for the year ended September 27, 2025, as compared to the year ended September 28, 2024.

The increase results from the number of Operational Systems we have as well as spare parts sales to our customers for the year ended September 27, 2025, as compared to the year ended September 28, 2024. As we continue to increase the number of Operational Systems, an increase in the number of Operation Services contracts is expected.
Gross Profit
The following table sets forth our gross profit for the years ended September 27, 2025 and September 28, 2024:

	Year Ended
	September 27, 2025	September 28, 2024	Change
	(in thousands)
Systems	$408,422	$238,599	$169,823
Software maintenance and support	21,040	5,224	15,816
Operation services	(6,852)	1,843	(8,695)
Total gross profit	$422,610	$245,666	$176,944
Systems gross profit increased $169.8 million for the year ended September 27, 2025, as compared to the year ended September 28, 2024. The increase in gross profit is primarily driven by 50 Systems in Deployment during the fiscal year ended September 27, 2025, as compared to 44 Systems in Deployment during the fiscal year ended September 28, 2024. The increase in Systems gross profit was further driven by lower cost of revenue resulting from better cost control.
The increase in Software Maintenance and Support gross profit is driven by the revenue from the additional Operational Systems which were under Software Maintenance and Support contracts for the year ended September 27, 2025, as compared to the year ended September 28, 2024, while costs to perform our Software Maintenance and Support services remained relatively flat.
The decrease in Operation Services gross profit for the year ended September 27, 2025, as compared to the year ended September 28, 2024, was driven by an increase in Operation Services costs at certain of our customer sites, certain loss contracts where Operation Services expense exceeded revenue, and a decrease in the mix in the profit generated from the sale of spare parts to our customers, which was partially offset by additional training services provided to our customers, and services related to the acquisition of ASR.

Research and Development Expenses

	Year Ended		Change
	September 27, 2025	September 28, 2024	Amount	%
	(dollars in thousands)
Research and development	$216,013	$173,457	$42,556	25%
Percentage of total revenue	10%	10%
The increase in research and development expenses for the year ended September 27, 2025, as compared to the year ended September 28, 2024, is due to the following:

Change
(in thousands)
Employee-related costs	$15,282
Prototype-related costs, allocated overhead expenses, and other	27,274
$42,556
The primary driver for the increase in employee-related costs for the year ended September 27, 2025, as compared to the year ended September 28, 2024, was from an increase in engineering resources assigned to customer projects, which was primarily related to the 2025 Walmart MAA. There was also an increase in the cost for contractors and consultants for the year ended September 27, 2025, as compared to the year ended September 28, 2024, which we use to support our growth.
Prototyping-related costs, allocated overhead expenses, and other expenses increased for the year ended September 27, 2025, as compared to the year ended September 28, 2024, primarily from an increase in prototype expenses as we implement efforts to expand our current product offerings, as well as an increase in amortization expense attributable to the intangible assets that we acquired through our asset and business acquisition transactions.
Selling, General, and Administrative Expenses

	Year Ended		Change
	September 27, 2025	September 28, 2024	Amount	%
	(dollars in thousands)
Selling, general, and administrative expenses	$298,730	$188,934	$109,796	58%
Percentage of total revenue	13%	11%
The increase in selling, general, and administrative expenses for the year ended September 27, 2025, as compared to the year ended September 28, 2024, is due to the following:

Change
(in thousands)
Employee-related costs	$85,913
Allocated overhead expenses and other	23,883
$109,796
Employee-related costs increased in the year ended September 27, 2025, as compared to the year ended September 28, 2024, primarily as a result of our full-time employee and contractor headcount growth within our selling, general, and administrative functions. We increased our headcount primarily to support our rapid acceleration of System Deployments and business transformation. We incurred incremental costs related to building both shorter-term as well as permanent processes and infrastructure to ramp partnerships and operations.
Allocated overhead and other expenses increased in the year ended September 27, 2025, as compared to the year ended September 28, 2024, primarily due to an increase in information technology related costs to support growth within our employee base and infrastructure, as well as an increase in audit, tax, and legal expenses, primarily attributable to increased professional services fees related to strategic acquisitions and our internal controls remediation.
Restructuring Charges

	Year Ended		Change
	September 27, 2025	September 28, 2024	Amount	%
	(dollars in thousands)
Restructuring charges	$22,873	$—	$22,873	100%
Percentage of total revenue	1%	—%
We incurred $22.9 million of restructuring charges for the year ended September 27, 2025 resulting from severance and other benefits expense primarily related to the reduction of workforce across all areas of the employees that joined the Company’s workforce in connection with the acquisition of ASR. A portion of these charges were reimbursed by Walmart in connection with the acquisition of ASR.

Other income, net

	Year Ended		Change
	September 27, 2025	September 28, 2024	Amount	%
	(dollars in thousands)
Other income, net	$36,063	$37,042	$(979)	(3%)
Percentage of total revenue	2%	2%
The decrease in other income, net for the year ended September 27, 2025, as compared to the year ended September 28, 2024, was due to less interest income earned during the year ended September 27, 2025 resulting from lower interest rates in the current fiscal year, despite a higher cash balance. The decrease in interest income was offset by other income earned on the fair value adjustment recorded during the year ended September 27, 2025 related to our warrants to purchase shares of a supplier.

Income Taxes

	Year Ended		Change
	September 27, 2025	September 28, 2024	Amount	%
(dollars in thousands)
Income tax benefit (expense)	$1,627	$(4,212)	$5,839	139%
Percentage of total revenue	nil	nil
We recorded an income tax benefit for the year ended September 27, 2025, primarily related to the release of $2.2 million valuation allowance related to our acquisition of ASR, as compared to an expense for the year ended September 28, 2024, which was primarily related to the establishment of $3.9 million of valuation allowance related to foreign deferred tax assets. Refer to Note 11, Income Taxes, for further information.
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
•Business combination transaction expenses – Business combination transaction expenses represent the expenses incurred related to strategic acquisition opportunities. It primarily includes investment banker fees, legal fees, professional fees for accountants, transaction fees, advisory fees, due diligence costs, certain other professional fees, and other direct costs associated with strategic activities. These amounts are impacted by the timing of the strategic acquisition opportunities which we may pursue. We exclude business combination transaction expenses from our non-GAAP financial measures to provide a useful comparison of our operating results between periods and to peer companies because such amounts vary significantly based on the magnitude of the transaction and do not reflect our core operations.
•Restructuring charges – Restructuring charges are costs associated with restructuring plans and are primarily related to employee severance and benefit arrangements, lower of cost and net realizable value adjustments to inventory and long-lived assets that will no longer be used in operations, and termination fees for any contracts cancelled as part of the restructuring plan. The restructuring charges in fiscal year 2025 represent those charges incurred related to a reduction of our workforce across all areas of the employees that joined the Company’s workforce in connection with the acquisition of ASR. The restructuring charges in fiscal years 2023 and 2024 represent those charges incurred associated with certain actions to restructure parts of the Company within the U.S. and Canada. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items vary significantly based on the magnitude of the restructuring action and do not reflect future expected operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or past operations of our business.
•Internal control remediation – Internal control remediation costs represent professional services fees related to the Company’s efforts to remediate material weaknesses. We excluded these fees from our non-GAAP financial measures to provide a useful comparison of our operating results between periods and to our peer companies because such amounts are not representative of our normal operating activities.
•Business transformation costs – Business transformation costs represent consultancy fees incurred for specific business initiatives that do not reflect the cost of normal business operations. We excluded these costs from our non-GAAP financial measures to provide a useful comparison of our operating results between periods and to our peer companies because such amounts are not representative of our normal operating activities.
•Fair value adjustments on strategic investments – Fair value adjustments on strategic investments primarily consist of the gain or loss on strategic investments, which includes recurring fair value adjustments which are adjusted for observable price changes and any potential impairments. See Note 13, Fair Value Measures, included in this report for additional information on our strategic investment activity. We exclude fair value adjustments on strategic investments given the volatility in ongoing adjustments to the valuation of these strategic investments and because such adjustments are unrelated to the operating performance of our business.
•Equity method investment – Equity method investment represents our proportionate share of income or loss of unconsolidated variable interest entities. We exclude this from our non-GAAP financial measures to provide a useful comparison of our operating results between periods and to our peer companies because such amounts are not representative of our normal operating activities.
•CEO transition costs – CEO transition costs represent the costs incurred during 2023 associated with the separation agreement we entered into with Michael Loparco in November 2022. We exclude these transition costs from our non-GAAP financial measures because such amounts are not representative of our normal operating activities.

•Joint venture formation fees – Joint venture formation fees represent the charges incurred associated with the formation of GreenBox, which was established on July 21, 2023. It primarily includes investment banker fees, legal fees, transaction fees, advisory fees, and certain other professional fees. We exclude joint venture formation fees from our non-GAAP financial measures to provide a useful comparison of our operating results between periods and peer companies because such amounts do not reflect our core operations.
•Equity financing transaction costs – Equity financing transaction costs represent the costs incurred, including for legal, professional fees for accountants, transaction fees, advisory fees, due diligence costs, and certain other professional fees that are directly related to an equity financing transaction. We excluded these costs from our non-GAAP financial measures to provide a useful comparison of our operating results between periods and to our peer companies because such amounts are not representative of our normal operating activities.
The following table reconciles GAAP net loss to Adjusted EBITDA during the periods presented (in thousands):

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Net loss	$(91,032)	$(84,672)	$(207,894)
Interest income	(31,456)	(36,907)	(11,391)
Income tax expense (benefit)	(1,627)	4,212	(4,619)
Depreciation and amortization	39,617	20,845	9,475
Stock-based compensation	180,834	120,608	157,023
Business combination transaction expenses	7,562	324	—
Restructuring charges	22,233	33,431	22,899
Internal control remediation	8,406	—	—
Business transformation costs	3,685	—	—
Fair value adjustments on strategic investments	(4,481)	—	—
Equity method investment	13,716	777	—
CEO transition charges	—	—	2,026
Joint venture formation fees	—	1,089	14,900
Equity financing transaction costs	—	1,985	—
Adjusted EBITDA	$147,457	$61,692	$(17,581)
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

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Gross profit	$422,610	$245,666	$189,739
Depreciation	10,414	7,748	639
Stock-based compensation	39,678	15,654	6,212
Restructuring charges	(642)	33,431	19,766
Adjusted gross profit	$472,060	$302,499	$216,356

Gross profit margin	18.8%	13.7%	16.1%
Adjusted gross profit margin	21.0%	16.9%	18.4%
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

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Research and development expenses	$216,013	$173,457	$195,042
Depreciation and amortization	(19,990)	(4,883)	(4,581)
Stock-based compensation	(57,213)	(53,266)	(69,729)
Adjusted research and development expenses	$138,810	$115,308	$120,732

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Selling, general, and administrative expenses	$298,730	$188,934	$217,927
Depreciation and amortization	(9,214)	(8,220)	(4,548)
Stock-based compensation	(83,943)	(51,686)	(80,823)
Business combination transaction expenses	(7,562)	(324)	—
Internal control remediation	(8,406)	—	—
Business transformation costs	(3,685)	—	—
CEO transition costs	—	—	(2,026)
Joint venture formation fees	—	(1,089)	(14,900)
Equity financing transaction costs	—	(1,985)	—
Adjusted selling, general, and administrative expenses	$185,920	$125,630	$115,630
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

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Net cash provided by (used in) operating activities	$866,939	$(58,077)	$230,794
Purchases of property and equipment and capitalization of internal use software development costs	(79,030)	(44,374)	(21,326)
Free cash flow	$787,909	$(102,451)	$209,468
Liquidity and Capital Resources
As of September 27, 2025, our principal sources of liquidity were cash received from customers upon the inception and continuation of contracts to install Systems.

The following table shows net cash and cash equivalents provided by (used in) operating activities, net cash and cash equivalents provided by (used in) investing activities, and net cash and cash equivalents provided by (used in) financing activities during the periods presented:

	Year Ended
	September 27, 2025	September 28, 2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$866,939	$(58,077)
Investing activities	$(350,742)	$156,481
Financing activities	$668	$371,036
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
Net cash provided by operating activities was $866.9 million for the year ended September 27, 2025. Net cash provided by operating activities was driven by our net loss of $91.0 million, which was adjusted for non-cash items of $243.9 million, primarily consisting of $183.9 million stock-based compensation expense, $39.6 million depreciation and amortization, $7.1 million provision for excess and obsolete inventory, and $13.7 million loss from equity method investment. Changes in operating assets and liabilities from the prior fiscal year resulted in a source of cash for operating assets and liabilities of $714.0 million, and was mainly due to the timing of cash payments to vendors, cash receipts from customers, and the timing of invoicing to our customers.
Net cash used in operating activities was $58.1 million for the year ended September 28, 2024. Net cash used in operating activities was due to our net loss of $84.7 million, which was adjusted for non-cash items of $164.0 million, primarily consisting of $112.2 million stock-based compensation expense, $20.8 million depreciation and amortization, $33.3 million provision for excess and obsolete inventory, offset by $10.1 million gain on investments. Changes in operating assets and liabilities from the prior fiscal year resulted in a use of cash for operating assets and liabilities of $137.4 million, and was mainly due to the timing of cash payments to vendors, cash receipts from customers, and the timing of invoicing to our customers.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases, capitalization of internal use software development costs, and acquisitions of strategic investments.
Net cash and cash equivalents used in investing activities for the year ended September 27, 2025 consisted of $79.0 million of purchased property and equipment and capitalization of internal use software development fees. Additionally, during the year ended September 27, 2025, we purchased strategic investments in privately held companies in which we do not have a controlling interest for $129.9 million. Further, we incurred $141.8 million to acquire all of the outstanding equity interests of Walmart’s Advanced Systems & Robotics Inc. (“ASR”) business.
Net cash and cash equivalents provided by investing activities for the year ended September 28, 2024 consisted of $44.4 million of purchased property and equipment and capitalization of internal use software development fees. Additionally, during the year ended September 28, 2024, we purchased U.S. Treasury securities for $48.7 million, and received proceeds of $340.0 million upon the maturity of certain U.S. Treasury securities. We also acquired strategic investments of $90.5 million, which primarily consists of the investment we have made into the GreenBox VIE.

Financing Activities
Our financing activities typically consist of payments and proceeds related to our equity incentive plans for both RSUs and ESPP, and also include proceeds from the exercise of the vested warrants issued to Walmart as well as proceeds from equity financing transactions.
For the year ended September 27, 2025, the cash provided by financing activities primarily consisted of proceeds of $4.9 million in net proceeds from the issuance of common stock under the employee stock purchase plan, which was slightly offset by $3.0 million from payments we made for taxes related to the net share settlement of stock-based compensation awards.
For the year ended September 28, 2024, the cash provided by financing activities primarily consisted of proceeds of $258.0 million related to the issuance of Class A common stock upon completion of our equity financing in March 2024. Cash of $158.7 million was also received in December 2023 related to the gross exercise by Walmart of their vested Warrant Units. To offset the receipt of cash, we incurred a payment of $48.2 million related to distributions to or on behalf of Symbotic Holdings LLC partners.
Contractual Obligations and Commitments and Liquidity Outlook
Our cash flows from operations along with equity infusions have historically been sufficient to fund our operating activities and other cash requirements. As of September 27, 2025, we have a cash and cash equivalents balance of $1,245.0 million. Our cash requirements for the year ended September 27, 2025 were primarily related to capital expenditures, inventory purchases in order to deliver to our customers our Systems in an orderly manner in line with our installation timelines, and purchases of strategic investments in order to diversify the composition of investment portfolio.
We expect our current cash and cash equivalents, working capital, and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, funding to GreenBox which we may be required to make based on contractual commitments to them (as further disclosed within Note 17, Variable Interest Entities), and minimum contractual obligations. Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our consolidated balance sheet and vendor commitments associated with agreements that are legally binding. Our operating lease cash requirements have not changed materially since September 28, 2024, and are disclosed within Note 5, Leases, included elsewhere in this Annual Report on Form 10-K.
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
The following table summarizes our current and long-term material cash requirements as of September 27, 2025 for our vendor commitments:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Vendor commitments	$893,945	$790,029	$103,433	$322	$161
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
Although most of our sales agreements contain standard terms and conditions, certain agreements contain multiple performance obligations or non-standard terms and conditions. For customer contracts that contain more than one performance obligation, we allocate the total transaction consideration to each performance obligation based on the relative observable stand-alone selling price of each performance obligation within the contract. To determine stand-alone selling price, we maximize the use of observable standalone sales and observable data, where available. When there is an insufficient history of standalone sales, we use judgment to estimate the standalone selling price. These estimates leverage available information that may include other observable inputs or use the expected cost-plus margin approach to estimate the price we would charge if the products and services were sold separately. We rely on either observable standalone sales or an expected cost plus a margin approach to determine the standalone selling price of offerings, depending on the nature of the performance obligation.
As we further discuss in Note 2, Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, for the majority of contracts with customers entered into, revenue from the sales of our Systems is recognized over time as the asset created by our performance does not have alternative use to us and an enforceable right to payment for performance completed to date is present. We consider the contractual consideration payable by the customer and assess variable consideration that may affect the total transaction price, including contractual discounts, changes in total System contract cost estimates, contract incentive payments, shipping fees, inflation adjustments, and other sources of variable consideration, when determining the transaction price of each contract. We account for all consideration payable to a customer as a reduction of revenue. Consideration payable to a customer may include cash amounts we are obligated to pay or expect to pay a customer, as well as credits or other items that can be applied against amounts owed to us. Variable consideration revenue is recognized only to the extent that it is probable that a significant reversal of revenue will not occur and when collection is considered probable. We also account for any material right obligations identified to a customer as a reduction of revenue, such as a contingent promise to acquire additional products and services in the future. We recognize revenue as work progresses, using costs incurred to date relative to total estimated costs at completion. Incurred costs represent work performed, which correspond with and best depict transfer of control to the customer. Contract costs are incurred over a period of time, which can span multiple years, and the estimation of these costs requires management’s judgment. Due to the nature of the work required to be performed on the Systems and our reliance on the availability and cost of materials required to be procured from third party vendors to build our Systems, the estimation of total revenue and cost at completion is complex, subject to many variables, and requires significant judgment on a contract-by-contract basis. As part of this process, we review information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. The risks and opportunities relate to our judgment about the installation delays or performance issues that may or may not be within our control. Risks and opportunities may also relate to supply chain trends and commodity pricing, as well as changes in foreign currencies. Changes in estimates of net sales, cost of sales, and the related impact to operating profit are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage of completion in the current period. A significant change in one or more of these estimates could affect the profitability of one of more of our performance obligations and could have a material impact on our financial condition and results of operations.
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
Accounting Standards Codification (“ASC”) Topic 740 prescribes a two-step approach for the recognition and measurement of tax benefits associated with the positions taken or expected to be taken in a tax return that affect amounts reported in the financial statements. We have reviewed and will continue to review the conclusions reached regarding uncertain tax positions, which may be subject to review and adjustment at a later date based on ongoing analyses of tax laws, regulations and interpretations thereof. To the extent that our assessment of the conclusions reached regarding uncertain tax positions changes as a result of the evaluation of new information, such change in estimate will be recorded in the period in which such determination is made. We report income tax-related interest and penalties relating to uncertain tax positions, if applicable, as a component of income tax expense.
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
Off-Balance Sheet Arrangements:
As of September 27, 2025, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.
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
Interest Rate Sensitivity
We had cash and cash equivalents totaling $1,245.0 million and $727.3 million as of September 27, 2025, and September 28, 2024, respectively. Cash and cash equivalents include cash on hand and investments with original maturities of three months or less, are stated at cost, and approximate fair value. We were not exposed to material risks due to changes in market interest rates given the liquidity of the cash and investments with original maturities of three months or less.
Foreign Currency Risk
Although we are exposed to foreign currency risk from our international operations, we do not consider it to have a material impact. Certain of our transactions (and those of our subsidiaries) are denominated in currencies other than the functional currency. Foreign currency transaction losses were less than $0.1 million for the years ended September 27, 2025, September 28, 2024 and September 30, 2023, and were recorded within other income, net on the consolidated statements of operations.
Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
The Company’s cash and cash equivalents are generally held with large financial institutions. Although the Company’s deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of September 27, 2025, its risk relating to deposits exceeding federally insured limits was not significant.
The Company has no significant off-balance sheet risk such as foreign exchange contracts, options contracts, or other hedging arrangements.
The Company believes its credit policies are prudent and reflect normal industry terms and business risk. The Company generally does not require collateral from its customers and generally requires payment 30 days from the invoice date. At September 27, 2025 and September 28, 2024, one customer accounted for over 10% of the Company’s accounts receivable balance.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Symbotic Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Symbotic Inc. (a Delaware Corporation) and subsidiaries (the “Company”) as of September 27, 2025 and September 28, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended September 27, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 27, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 27, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 24, 2025 expressed an adverse opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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

•We evaluated the appropriateness and consistency of the methods and processes and tested the design and operating effectiveness of internal control over the development of these cost estimates.
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
Accounting for Acquisition of Walmart’s Advanced Systems & Robotics Inc. (“ASR”) and Related Master Automation Agreement (“MAA”)
As described further in Note 8 to the financial statements, in January 2025, the Company entered into a Purchase and Sale Agreement (“the ASR Purchase Agreement”) with one of its customers, Walmart, to acquire Walmart Advanced Systems & Robotics (“ASR”) and concurrently executed a Master Automation Agreement (“MAA”) with Walmart to develop and produce prototypes of accelerated pickup and delivery systems (“APDs”). The Company determined that a portion of the $200 million payment made to Walmart under the ASR Purchase Agreement constituted consideration payable to Walmart, as a customer under the concurrent revenue arrangement, rather than payment for the acquisition of ASR.
We identified the allocation of the $200 million payment made to Walmart between the acquisition of ASR from Walmart and the concurrent revenue arrangement to sell APDs to Walmart as a critical audit matter.
The principal consideration for our determination that the allocation of the $200 million payment made to Walmart between the acquisition of ASR and the concurrent revenue arrangement is a critical audit matter is management’s use of significant judgment in (1) assessing whether the concurrent revenue and other arrangements represent transactions that are separate from the acquisition of ASR, and (2) estimating the fair value of the ASR business, which is used to adjust contractually stated amounts to reflect an amount that would be paid to acquire ASR without a concurrent revenue arrangement. Those matters required a high degree of auditor judgment and the involvement of professionals with skills in accounting for complex transactions, and our internal valuation experts.
Our audit procedures related to the allocation of the $200 million payment made to Walmart between the acquisition of ASR and the concurrent revenue arrangement with Walmart included the following, among others:
•We obtained and reviewed the executed ASR Purchase Agreement and MAA and conducted discussions with members of management who were involved in the negotiation of both contracts to understand the rationale behind the acquisition of ASR and the revenue arrangement with Walmart and the substance underlying the execution of these concurrent transactions.
•We tested the design and operating effectiveness of internal control over the accounting for the acquisition of ASR and the concurrent revenue arrangement with Walmart.
•With the involvement of professionals with skills in accounting for complex transactions, we evaluated management’s accounting conclusions with respect to the ASR Purchase Agreement and the MAA, including management’s assessment that the acquisition of ASR and the revenue arrangement with Walmart are concurrent but separate transactions and its determination that the excess of the $200 million payment to Walmart over the fair value of ASR should be allocated to the revenue arrangement with Walmart.
•With the involvement of our internal valuation experts, we evaluated the reasonableness of the valuation methods, inputs, and assumptions and tested the underlying data used to determine the fair value of the ASR business as of the date of acquisition.

Systems Revenue – Recognition and Measurement of Material Rights
As described above and in Note 4 to the financial statements, the Company entered into an MAA with Walmart to develop and produce APD prototypes. Under the MAA, Walmart is contractually required to purchase 400 APDs if the prototypes outlined in the MAA satisfy agreed-upon performance metrics, along with the services that support the maintenance and operation of these APDs. The Company determined that the contingent promise to acquire additional goods and services in the future conveys a material right to Walmart. We determined the recognition and measurement of a material right in the MAA as a critical audit matter.
The principal consideration for our determination that the recognition and measurement of a material right in the MAA is a critical audit matter is the complexity and significant judgment required in evaluating the significant assumptions used by management in (1) estimating the standalone selling price (“SSP”) of the performance obligations under the MAA, and (2) estimating the goods and services expected to be provided and their corresponding expected transaction price if Walmart exercises the material right conveyed by the MAA.
Our audit procedures related to the recognition and measurement of a material right in the MAA included the following, among others:
•We obtained and reviewed the MAA to evaluate whether the terms of the contract (including future purchase options) resulted in the existence of one or more material rights.
•With the involvement of professionals with skills in accounting for complex transactions, we evaluated management’s accounting conclusions with respect to the standalone selling prices of performance obligations within the MAA, the recognition of a material right conveyed by the MAA, and the allocation of the transaction price to such material right.
•We evaluated the reasonableness of the methods, inputs, and assumptions and tested the completeness and accuracy of the underlying data used in estimating the SSPs of the performance obligations under the MAA, and the quantity and pricing of goods and services expected to be provided if Walmart exercises the material right conveyed by the MAA.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2021.
Boston, Massachusetts
November 24, 2025

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Symbotic Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Symbotic Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of September 27, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 27, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
The Company did not design effective controls over the timing of the recognition of cost of revenue, which impacts the timing of the recognition of revenue from contracts with customers that are accounted for under the cost-to-cost measure of progress.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended September 27, 2025. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated November 24, 2025 which expressed an unqualified opinion on those financial statements.
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
Other information
We do not express an opinion or any other form of assurance on the remediation plans or related actions described in Management’s Report on Internal Control Over Financial Reporting.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
November 24, 2025

Symbotic Inc.
Consolidated Balance Sheets
(in thousands, except share information)

	September 27, 2025	September 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,244,993	$727,310
Accounts receivable	186,705	201,548
Unbilled accounts receivable	181,658	218,233
Inventories	164,390	106,136
Deferred expenses	20,532	1,058
Prepaid expenses and other current assets	92,050	101,252
Total current assets	1,890,328	1,355,537
Property and equipment, net	117,649	97,109
Intangible assets, net	79,149	3,664
Goodwill	59,871	—
Equity method investment	123,034	81,289
Other assets	131,166	40,953
Total assets	$2,401,197	$1,578,552
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$286,669	$175,188
Accrued expenses and other current liabilities	200,442	165,644
Deferred revenue	1,242,312	676,314
Total current liabilities	1,729,423	1,017,146
Deferred revenue	124,932	129,233
Other liabilities	63,629	42,043
Total liabilities	1,917,984	1,188,422

Commitments and contingencies (Note 16)

Equity:
Class A Common Stock, 3,000,000,000 shares authorized, 112,635,932 and 104,689,377 shares issued and outstanding at September 27, 2025 and September 28, 2024, respectively	13	13
Class V-1 Common Stock, 1,000,000,000 shares authorized, 74,693,311 and 76,965,386 shares issued and outstanding at September 27, 2025 and September 28, 2024, respectively	7	7
Class V-3 Common Stock, 450,000,000 shares authorized, 403,559,196 and 404,309,196 shares issued and outstanding at September 27, 2025 and September 28, 2024, respectively	40	40
Additional paid-in capital	1,564,815	1,523,692
Accumulated deficit	(1,340,862)	(1,323,925)
Accumulated other comprehensive loss	(2,695)	(2,594)

Total stockholders' equity	221,318	197,233
Noncontrolling interest	261,895	192,897
Total equity	483,213	390,130
Total liabilities and equity	$2,401,197	$1,578,552
The accompanying notes are an integral part of these consolidated financial statements.

Symbotic Inc.
Consolidated Statements of Operations
(in thousands, except share and per share information)

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Revenue:
Systems	$2,118,868	$1,705,440	$1,138,059
Software maintenance and support	29,602	14,173	6,601
Operation services	98,452	68,566	32,231
Total revenue	2,246,922	1,788,179	1,176,891
Cost of revenue:
Systems	1,710,446	1,466,841	940,076
Software maintenance and support	8,562	8,949	9,222
Operation services	105,304	66,723	37,854
Total cost of revenue	1,824,312	1,542,513	987,152
Gross profit	422,610	245,666	189,739
Operating expenses:
Research and development expenses	216,013	173,457	195,042
Selling, general, and administrative expenses	298,730	188,934	217,927
Restructuring charges	22,873	—	—
Total operating expenses	537,616	362,391	412,969
Operating loss	(115,006)	(116,725)	(223,230)
Other income, net	36,063	37,042	10,716
Loss before income tax and equity method investment	(78,943)	(79,683)	(212,514)
Income tax benefit (expense)	1,627	(4,212)	4,620
Loss from equity method investment	(13,716)	(777)	—
Net loss	(91,032)	(84,672)	(207,894)
Net loss attributable to noncontrolling interests	(74,095)	(71,182)	(184,028)
Net loss attributable to common stockholders	$(16,937)	$(13,490)	$(23,866)

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.16)	$(0.14)	$(0.37)
Weighted-average shares of Class A Common Stock outstanding:
Basic and Diluted	108,670,159	95,697,368	64,338,580

The accompanying notes are an integral part of these consolidated financial statements.

Symbotic Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Net loss	$(91,032)	$(84,672)	$(207,894)
Less: Net loss attributable to noncontrolling interests	(74,095)	(71,182)	(184,028)
Net loss attributable to common stockholders	$(16,937)	$(13,490)	$(23,866)
Other comprehensive income (loss):
Foreign currency translation adjustments	(556)	(75)	(265)
Changes in unrealized gain on investments, net of income taxes of $— for the years ended September 27, 2025, September 28, 2024, and September 30, 2023	—	(5,481)	5,478
Total other comprehensive income (loss)	(556)	(5,556)	5,213
Less: other comprehensive income (loss) attributable to noncontrolling interests	(455)	(4,649)	4,606
Other comprehensive income attributable to common stockholders	$(101)	$(907)	$607
Comprehensive loss	(91,588)	(90,228)	(202,681)
Less: Comprehensive loss attributable to noncontrolling interests	(74,550)	(75,831)	(179,422)
Total comprehensive loss attributable to common stockholders	$(17,038)	$(14,397)	$(23,259)
The accompanying notes are an integral part of these consolidated financial statements

Symbotic Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands, except unit and share information)

							Additional Paid-In Capital - Warrants	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity (Deficit)
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 24, 2022	57,718,836	6	79,237,388	8	416,933,025	42	58,126	1,237,865	(2,294)	(1,286,569)	61,756	68,940
Net loss	—	—	—	—	—	—	—	—	—	(23,866)	(184,028)	(207,894)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	2,825,576	—	—	—	—	—	—	(3,337)	—	—	(23,161)	(26,498)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	225,788	—	—	—	—	—	—	91	—	—	704	795
Exchange of Class V-1 and Class V-3 common stock	21,342,681	2	(11,938,597)	(1)	(9,404,084)	(1)	—	956	—	—	(956)	—
Cancellation of Class V-1 common stock	—	—	(367,694)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	18,447	—	—	138,281	156,728
Other comprehensive loss	—	—	—	—	—	—	—	—	607	—	4,606	5,213
Balance at September 30, 2023	82,112,881	8	66,931,097	7	407,528,941	41	58,126	1,254,022	(1,687)	(1,310,435)	(2,798)	(2,716)
Net loss	—	—	—	—	—	—	—	—	—	(13,490)	(71,182)	(84,672)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	6,790,081	1	—	—	—	—	—	(3,103)	—	—	(50)	(3,152)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	230,548	—	—	—	—	—	—	5,465	—	—	—	5,465
Exchange of Class V-1 and Class V-3 common stock	9,055,867	3	(5,836,122)	(3)	(3,219,745)	(1)	—	(9,747)	—	—	9,747	(1)
Issuance of common stock in connection with equity offering	6,500,000	1	—	—	—	—	—	257,985	—	—	—	257,986
Distributions to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	—	(48,413)	(48,413)
Stock-based compensation	—	—	—	—	—	—	—	19,070	—	—	93,414	112,484
Other comprehensive loss	—	—	—	—	—	—	—	—	(907)	—	(4,649)	(5,556)
Exercise of warrants	—	—	15,870,411	3	—	—	(58,126)	—	—	—	216,828	158,705
Balance at September 28, 2024	104,689,377	$13	76,965,386	$7	404,309,196	$40	$—	$1,523,692	$(2,594)	$(1,323,925)	$192,897	$390,130
Net loss	—	—	—	—	—	—	—	—	—	(16,937)	(74,095)	(91,032)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	4,756,526	—	—	—	—	—	—	(3,012)	—	—	—	(3,012)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	364,855	—	—	—	—	—	—	4,851	—	—	—	4,851
Exchange of Class V-1 common stock	2,825,174	—	(2,075,174)	—	(750,000)	—	—	4,964	—	—	(4,964)	—
Cancellation of Class V-1 common stock	—	—	(196,901)	—	—	—	—	—	—	—	—	—

Distribution to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	(6)	—	—	(1,176)	(1,182)
Stock-based compensation	—	—	—	—	—	—	—	34,326	—	—	149,688	184,014
Other comprehensive loss	—	—	—	—	—	—	—	—	(101)	—	(455)	(556)
Balance at September 27, 2025	112,635,932	$13	74,693,311	$7	403,559,196	$40	$—	$1,564,815	$(2,695)	$(1,340,862)	$261,895	$483,213

The accompanying notes are an integral part of these consolidated financial statements.

Symbotic Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(91,032)	$(84,672)	$(207,894)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,604	20,847	9,476
Amortization of leases	4,525	2,633	1,835
Restructuring of leases	3,469	—	—
Loss from equity method investment	13,716	777	—
Foreign currency gains	(33)	(8)	(3)
Gain on investments	—	(10,084)	—
Loss on disposal of assets	264	337	2,914
Provision for excess and obsolete inventory	7,148	33,330	22,276
Deferred taxes, net	(4,205)	3,917	(4,620)
Stock-based compensation	183,936	112,208	154,227
Gain from strategic investment fair value adjustment	(4,481)	—	—
Changes in operating assets and liabilities:
Accounts receivable	15,075	(132,305)	(65,817)
Inventories	(58,876)	103	(66,380)
Prepaid expenses and other current assets	70,386	(112,050)	(78,906)
Deferred expenses	21,993	(4,936)	(5,428)
Other assets	8,696	(9,040)	(18,635)
Accounts payable	96,904	65,270	41,415
Accrued expenses and other current liabilities	10,356	38,467	64,743
Deferred revenue	606,406	18,318	361,518
Acquisition-related consideration paid to customer	(45,000)	—	—
Other liabilities	(11,912)	(1,189)	20,073
Net cash provided by (used in) operating activities	866,939	(58,077)	230,794
Cash flows from investing activities:
Purchases of property and equipment and capitalization of internal use software development costs	(79,030)	(44,374)	(21,326)
Acquisitions of strategic investments	(129,881)	(90,485)	—
Cash paid for business acquisitions	(141,831)	—	—
Proceeds from sale of assets	—	—	71
Proceeds from maturities of marketable securities	—	340,000	130,000
Purchases of marketable securities	—	(48,660)	(408,209)
Net cash provided by (used in) investing activities	(350,742)	156,481	(299,464)
Cash flows from financing activities:
Payment for taxes related to net share settlement of stock-based compensation awards	(3,012)	(3,181)	(26,674)

Net proceeds from issuance of common stock under employee stock purchase plan	4,855	5,743	2,573
Proceeds from issuance of Class A Common Stock	—	257,985	—
Proceeds from exercise of warrants	—	158,704	—
Distributions to or on behalf of Symbotic Holdings LLC partners	(1,175)	(48,215)	—
Net cash provided by (used in) financing activities	668	371,036	(24,101)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(26)	(4)	232
Net increase (decrease) in cash, cash equivalents, and restricted cash	516,839	469,436	(92,539)
Cash, cash equivalents, and restricted cash —beginning of period	730,354	260,918	353,457
Cash, cash equivalents, and restricted cash —end of period	$1,247,193	$730,354	$260,918

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$13,113	$5,818	$8,734
Transfer of inventories to property and equipment	$7,982	$38,454	$—
Transfer of equipment from property and equipment to deferred expenses	$41,467	$—	$—
Transfer of equipment from property and equipment to other assets	$16,629	$—	$—
Warrant associated with supplier agreement	$—	$12,308	$—
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
Symbotic is an automation technology company established to develop technologies to improve operating efficiencies in modern warehouses. The Company's vision is to make the supply chain work better for everyone. The Company does this by developing, commercializing, and deploying innovative and comprehensive technology solutions that dramatically improve supply chain operations. The Company automates the processing of pallets, cases and individual items in warehouses. Its Systems enhance operations at the front end of the supply chain, and therefore benefit all supply partners further down the chain, irrespective of fulfillment strategy.
The Company's headquarters are located in Wilmington, Massachusetts.
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
Certain transactions of the Company and its subsidiaries are denominated in currencies other than the functional currency. Foreign currency transaction losses were less than $0.1 million for the years ended September 27, 2025, September 28, 2024 and September 30, 2023, and were recorded within other income, net on the consolidated statements of operations.
The Company operates and reports using a 52-53 week fiscal year ending on the last Saturday closest to September 30. Accordingly, the Company’s fiscal quarters end on the last Saturday that falls closest to the last day of the third month of each quarter. The fiscal year ended September 27, 2025 was a 52-week period, the fiscal year ended September 28, 2024 was a 52-week period, and the fiscal year ended September 30, 2023 was a 53-week period.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and the amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ materially from management’s estimates, judgments, and assumptions. Significant estimates, judgments, and assumptions used in these financial statements include, but are not limited to, those related to revenue, useful lives and realizability of long-lived assets, valuation of business and identifiable net assets acquired, valuation of investments, accounting for income taxes and related valuation allowances, and stock-based compensation. Estimates are periodically reviewed in light of changes in circumstances, facts, and experience.
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
Strategic Investments
Strategic investments consist of non-marketable equity investments of privately held companies in which the Company does not have a controlling interest.
The Company may elect to apply the measurement alternative or the fair value option for investments without readily determinable fair values for which the Company does not have the ability to exercise significant influence. Under the measurement alternative, the non-marketable securities are carried at cost less any impairments, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. On a quarterly basis, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If there are sufficient indicators that the fair value of the investment is less than the carrying value, the carrying value of the investment is reduced and an impairment is recorded in the consolidated statements of operations in other income (expense).
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
The following table summarizes the end-of-period cash and cash equivalents from the Company’s consolidated balance sheets and the total cash, cash equivalents, and restricted cash as presented on the accompanying consolidated statements of cash flows (in thousands):

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Cash and cash equivalents	$1,244,993	$727,310	$258,770
Restricted cash classified in:
Prepaid expenses and other current assets	—	870	—
Other assets	2,200	2,174	2,148
Cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,247,193	$730,354	$260,918
Accounts Receivable
Accounts receivable consists primarily of trade receivables from customers. The Company estimates the current expected credit losses for accounts receivable based on the aging of the receivables, customer financial statements, historical collection experience, existing economic conditions, and other available information. The Company had no current expected credit losses at September 27, 2025 and September 28, 2024.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
The Company’s cash and cash equivalents are generally held with large financial institutions. Although the Company’s deposits may exceed federally insured limits, the financial institutions that the Company uses have high investment-grade credit ratings and, as a result, the Company believes that, as of September 27, 2025, its risk relating to deposits exceeding federally insured limits was not significant.
The Company has no significant off-balance sheet risk such as foreign exchange contracts, options contracts, or other hedging arrangements.
The Company believes its credit policies are prudent and reflect normal industry terms and business risk. The Company generally does not require collateral from its customers and generally requires payment 30 days from the invoice date. For the years ended September 27, 2025, September 28, 2024, and September 30, 2023, there was one customer that accounted for 10% or more of total revenue. The following table represents this customers’ aggregate percent of total revenue.

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Customer A	84.6%	86.9%	88.4%
At September 27, 2025 and September 28, 2024, one customer accounted for over 10% of the Company’s accounts receivable balance. The following table represents this customer’s aggregate percent of total accounts receivable.

	September 27, 2025	September 28, 2024
Customer A	75.8%	92.8%
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
Volume of Business
The Company has concentration in the volume of purchases it conducts with its suppliers. For the fiscal year ended September 27, 2025, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases from that supplier amounted to $198.9 million. For the fiscal year ended September 28, 2024, there were two suppliers that accounted for greater than 10% of total purchases, and the aggregate purchases from these suppliers amounted to $343.0 million.
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
Inventories
Inventories are stated at the lower of cost or net realizable value. Cost approximates actual cost on a weighted average basis. Adjustments to reduce the cost of inventory to its net realizable value are made, if required, for estimated excess, obsolete, or impaired balances. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
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

Estimated Useful Life
Computer equipment and software, furniture and fixtures, test equipment, and other equipment	3 - 7 years
Internal use software	5 years
Leasehold improvements	Shorter of estimated useful life or remaining term of the lease
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
The Company capitalizes certain internal and external costs incurred to acquire or create internal use software. Capitalized costs include external consulting fees, payroll and payroll-related costs and stock-based compensation for employees who are directly associated with, and who devote time to, the Company’s internal use software projects. Capitalization begins when the planning stage is complete and the Company commits resources to the software project; capitalization continues during the application development stage and ceases when the software has been tested and is ready for its intended use. Costs incurred during the planning, training, and post-implementation stages of the software development life cycle are expensed as incurred. Capitalized internal use software is included in property, plant, and equipment and is depreciated over 5 years once development is complete. For capitalized internal use software costs which meet the criteria of a hosting arrangement that is a service contract, costs are capitalized to prepaid expenses and other current assets on the Company’s consolidated balance sheets.
Business Acquisitions
The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair value of these identifiable assets and liabilities is recorded as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the final determination of the fair value of assets acquired or liabilities assumed, any subsequent adjustments are recorded to the consolidated statements of operations. Determining the fair value of the tangible assets acquired, liabilities assumed, and intangible assets requires management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, cash flows that an asset is expected to generate in the future, technology migration curves, discount rates, and useful lives. While the Company uses its best estimates and judgments, the estimates are inherently uncertain and subject to refinement. Acquisition-related transaction costs are expensed as incurred.

Acquired Intangible Assets and Long-Lived Assets
Acquired intangible assets consist of developed technology. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives.
The Company periodically evaluates the recoverability of its long-lived assets, such as property and equipment and intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If circumstances require a long-lived asset or asset group to be tested for impairment, then assets are required to be grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. If the carrying amount of the assets exceeds the expected future undiscounted net cash flows to be generated by the assets, then an impairment charge is recognized to the extent the carrying amount of the asset exceeds its fair value. For the years ended September 27, 2025 and September 30, 2023, the Company recognized impairment losses of $2.7 million and $0.1 million, respectively. No impairment losses were recognized for the year ended September 28, 2024.
Goodwill
Goodwill represents the excess of cost over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is monitored annually for impairment or more frequently if there are indicators of impairment. The Company considers the following potential indicators of impairment: significant underperformance relative to historical or projected future operating results, significant changes in the Company’s use of acquired assets or the strategy of the Company’s overall business, significant negative industry or economic trends and a significant decline in the Company’s stock price for a sustained period. The Company performs its annual impairment test on the first day of its fourth fiscal quarter. The Company’s goodwill is evaluated at the consolidated level as it has been determined there is one operating segment comprised of one reporting unit. The Company performs a quantitative or qualitative assessment, which compares the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized. Based on the qualitative assessment performed on the first day of the fourth fiscal quarter, or June 29, 2025, no indicators of impairment existed, and as such, there was no impairment of goodwill as of June 29, 2025. There were no triggering events after the measurement date that may indicate impairment as of September 27, 2025. The Company did not carry a goodwill balance for the years ended September 28, 2024 and September 30, 2023.
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
As most of the Company’s lease arrangements do not provide an implicit interest rate, an incremental borrowing rate is applied in determining the present value of future payments. The incremental borrowing rate is derived from information available at the lease commencement date. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments.
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
The Company generates revenue through its design and installation of supply chain automation systems (the “Systems”) to automate customers’ depalletizing, storage, selection, and palletization warehousing processes. The Systems have both a hardware component and an essential software component that enables the system to be programmed to operate within specific customer environments. The Company enters into contracts with customers that can include promises to (1) design and install the System, (2) provide software maintenance and support related to the System, and (3) assist customers in operating the System. These promises are distinct and accounted for as separate performance obligations. As a result, each customer contract may contain multiple performance obligations. The Company determines whether performance obligations are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether the product or service is separately identifiable from other products and services in the contract.

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
2.Software maintenance and support: Software maintenance and support refer to support services that provide the customer with technical support, updates, and upgrades to the software license. Fees for the software maintenance and support services are typically payable in advance on a quarterly, or annual basis over the term of the software maintenance and support service contract, which term can range from one to 15 years but, for a substantial majority of the Company’s software maintenance and support contracts is 15 years.
3.Operation services: The Company provides the customer with assistance operating the System and ensuring user experience is optimized for efficiency and effectiveness. Fees for operation services are typically invoiced to customers on a time and materials basis monthly in arrears or using a fixed fee structure. Also included in Operation Services is revenue generated from the sales of spare parts and training services to customers as needed to service their System.
The Company recognizes revenue as control of promised goods or services in a contract is transferred to the customer, in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company considers the contractual consideration payable by the customer and assesses variable consideration that may affect the total transaction price, including contractual discounts, changes in total System contract cost estimates, contract incentive payments, shipping fees, inflation adjustments, and other sources of variable consideration, when determining the transaction price of each contract. The Company accounts for all consideration payable to a customer as a reduction of revenue. Consideration payable to a customer may include cash amounts that the Company is obligated to pay or expects to pay a customer, as well as credits or other items that can be applied against amounts owed to the Company from the customer. Variable consideration revenue is recognized only to the extent that it is probable that a significant reversal of revenue will not occur and when collection is considered probable. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component. Taxes collected from customers, which are subsequently remitted to governmental authorities, are excluded from revenue. Shipping and handling costs billed to customers are included in revenue and the related costs are included in cost of revenue when incurred. The Company presents amounts collected from customers for sales and other taxes net of the related amounts remitted.
Certain contracts may provide the customer with a material right through a contingent promise or an option to acquire additional goods and services in the future. The Company accounts for the material right as a separate performance obligation where a portion of the transaction price is allocated based on the expected goods and services and the expected consideration if a customer exercises that material right. The transaction price allocated to the material right is then recognized as revenue over the period in which control over the goods and services underlying the material right is transferred to the customer. The Company identified a material right obligation in connection with the 2025 Walmart MAA to develop and produce APDs (further defined in Note 4, Revenue).
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
As customer acceptance can be reasonably certain upon contract inception, the Company recognizes revenue over time based on an input method. Under this method, revenue is recorded based on the ratio of costs incurred over total estimated contract costs. This method provides a faithful depiction of the transfer of the System to the customer because the costs incurred represent the Company’s inputs towards satisfying the performance obligation. Systems revenue is predominantly recognized over time. Contract costs are incurred over a period of time, which can span multiple years, and the estimation of these costs requires management’s judgment. Due to the nature of the work required to be performed on the Systems and the Company’s reliance on the availability and cost of materials required to be procured from third party vendors to build the systems, the estimation of total revenue and cost at completion is complex, subject to many variables, and requires significant judgment on a contract-by-contract basis. As part of this process, the Company reviews information including, but not limited to, any outstanding key contract matters, progress towards completion and the related program schedule, identified risks and opportunities and the related changes in estimates of revenue and costs. Changes in estimates of net sales, cost of sales, and the related impact to operating profit are recognized on a cumulative catch-up basis, which recognizes the cumulative effect of the profit changes on current and prior periods based on a performance obligation’s percentage of completion in the current period.
The transaction price allocated to the software maintenance and support services is recognized ratably as revenue over the term of the related contract. The Company has elected the right to invoice practical expedient for operation services where we are assisting customers with operating their System. Accordingly, the Company recognizes revenue based on actual costs incurred. Sales of spare parts and training services are recognized at a point in time upon transfer of title of the spare parts or occurrence of training services, respectively. Certain of the Company’s contracts contain variable consideration where additional amounts can be earned based on specified contract criteria. These amounts are included in the transaction price to the extent it is not probable there will be a significant reversal of revenue.
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
Costs to fulfill a contract are presented as deferred expenses on the consolidated balance sheets and consist of costs incurred by the Company to fulfill its obligations under a contract once the contract is obtained, but before transferring goods or services to the customer. These costs relate directly to a contract that the Company can specifically identify, are costs to generate or enhance resources of the Company that are used in satisfying performance obligations and are costs which are expected to be recovered. Accordingly, these costs are recognized on the consolidated balance sheets as an asset and are recognized consistent with the pattern of the transfer of the goods or services to which the asset relates. For all contracts, the Company recognizes anticipated contract losses as a charge to cost of revenue as soon as they become evident. There were no material contract losses recorded in the consolidated statements of operations for the fiscal years ended September 27, 2025, September 28, 2024, and September 30, 2023. There were no material anticipated contract losses recorded in accrued expenses on the consolidated balance sheets as of September 27, 2025 and September 28, 2024.
The Company’s System generally provides for a limited warranty that promises customers that delivered products are as specified. The Company’s standard warranty provides for repair or replacement of the associated System parts during the warranty period. The Company records estimated warranty costs in the period the related revenue is recognized based on historical experience or expectations of future costs to repair or replace. Actual results could differ from these estimates, which could cause increases or decreases in warranty reserves in future periods.
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
The warrant units granted to Walmart and the GreenBox Warrant are accounted for as equity instruments and measured in accordance with ASC Topic 718, Compensation—Stock Compensation. These instruments are classified in the consolidated statements of operations in accordance with ASC Topic 606, Revenue from Contracts with Customers, and ASU 2019-08, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606) (“ASU 2019-08”). For awards granted to a customer which are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of the transaction price, in accordance with ASC Topic 606. To determine the fair value of the warrants in accordance with ASC Topic 718, the Company used pricing models based in part on assumptions for which management is required to use judgment. Based on the fair value of the awards, the Company determines the amount of warrant expense based on the customer’s pro-rata achievement of vesting conditions, which is recorded as a reduction to the transaction price.
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
The Company accounts for income taxes in accordance with ASC Topic 740, Accounting for Income Taxes, which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities by applying the enacted tax rates in effect for the year in which the differences are expected to reverse. Such net tax effects on temporary differences are reflected on the Company’s consolidated balance sheets as deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when the Company believes that it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.
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
Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires enhanced disclosures about significant segment expenses and introduces a reconciliation between segment revenue and segment profitability metrics. As required, the Company has adopted the standard in the current fiscal year and incorporated all expanded disclosure requirements in Note 21, Segment and Geographic Information.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires public entities, on an annual basis, to provide: a tabular rate reconciliation (using both percentages and reporting currency amounts) of (1) the reported income tax expense (or benefit) from continuing operations, to (2) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal (national) income tax rate of the jurisdiction (country) of domicile using specific categories, and separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold. For each annual period presented, ASU 2023-09 also requires all reporting entities to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign. It also requires additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). ASU 2023-09 is effective for public entities for fiscal years beginning after December 15, 2024. ASU 2023-09 is to be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company will adopt this standard and disclose any impact from this standard in its fiscal year 2026 consolidated financial statements.
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
Recent Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. Key provisions of the OBBBA include permanent extension of once-temporary provisions of the Tax Cuts and Jobs Act of 2017, along with the introduction of other significant changes that may impact the Company. The legislation has multiple effective dates, with certain provisions effective in the Company’s fiscal year 2025 and others implemented through the Company’s fiscal year 2028. The Company continues to evaluate the impact of the OBBBA and has included the impact of changes in the law that were effective during its fiscal year 2025 in the results of its consolidated financial statements.
3. Noncontrolling Interests
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
The following table summarizes the ownership of Symbotic Inc. stock for the years ended September 27, 2025 and September 28, 2024, respectively.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at September 30, 2023	82,112,881	474,460,038	556,572,919
Issuances	13,520,629	15,870,411	29,391,040
Exchanges	9,055,867	(9,055,867)	—
Cancellations	—	—	—
Balance at September 28, 2024	104,689,377	481,274,582	585,963,959	17.9%	82.1%	100%
Issuances	5,121,381	—	5,121,381
Exchanges	2,825,174	(2,825,174)	—
Cancellations	—	(196,901)	(196,901)
Balance at September 27, 2025	112,635,932	478,252,507	590,888,439	19.1%	80.9%	100%
4. Revenue
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
Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	September 27, 2025	September 28, 2024
Accounts receivable	$186,705	$201,548
Unbilled accounts receivable	$181,658	$218,233
Contract liabilities	$1,367,244	$805,547
The change in the opening and closing balances of the Company’s accounts receivable primarily results from the increase in customer system implementations in the current fiscal year as well as the timing of when customer payments are due. The change in the opening and closing balances of the Company’s unbilled accounts receivable and contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. When satisfaction of the performance obligations occurs in advance of invoicing or payment being received, an unbilled accounts receivable is generated. For the year ended September 30, 2023, the ending balance of accounts receivable, unbilled accounts receivable, and contract liabilities was $69.2 million, $121.1 million, and $787.2 million, respectively. During the years ended September 27, 2025 and September 28, 2024, the Company recognized $737.2 million and $723.2 million, respectively, of the contract liability balance at the beginning of the period as revenue upon transfer of the products or services to customers.
2025 Walmart Master Automation Agreement
In the second quarter of fiscal year 2025, Symbotic LLC entered into a Master Automation Agreement (“2025 Walmart MAA”), which sets forth the terms and conditions governing the development, manufacture, and installation of accelerated pickup and delivery systems (“APDs”) by Symbotic LLC for Walmart. The 2025 Walmart MAA provides for a commitment, contingent upon the satisfaction of defined system performance metrics of the APDs, from Walmart to purchase 400 APDs. The Company determined that the contingent promise to acquire additional goods and services in the future conveys a material right to Walmart. Estimating the standalone selling price of the performance obligations under the 2025 Walmart MAA and estimating the goods and services expected to be provided and their corresponding expected transaction price if Walmart exercises the material right conveyed by the 2025 Walmart MAA involved significant judgment.

Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of September 27, 2025 was $22.5 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement (“MAA”) with Walmart Inc. (“Walmart”) to implement Systems in all of Walmart’s 42 regional distribution centers, and in connection with the Commercial Agreement with GreenBox Systems LLC (“GreenBox”) under which Symbotic will implement its System into GreenBox distribution center locations. As the Company accounts for GreenBox as an equity method investment, the remaining performance obligation includes the Company’s proportionate share of unconsolidated variable interest entity contracts. In addition, the contingent promise to purchase 400 APDs under the 2025 Walmart MAA could increase the Company’s future remaining performance obligation by more than $5.0 billion. The Company expects to recognize approximately 12% of its remaining performance obligations as revenue in the next 12 months, approximately 62% of its remaining performance obligations as revenue within the following 13 to 60 months, and the remaining thereafter, which is dependent on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less or for performance obligations where revenue is recognized under the right to invoice practical expedient.
5. Leases
The Company leases office or warehouse space in Wilmington, MA, Montreal, Canada, Plant City, FL, Andover, MA, Milpitas, CA, Coppell, Texas, and Ho Chi Minh City, Vietnam through operating lease arrangements. The Company has no finance lease agreements. The operating lease arrangements expire at various dates through December 2030.
The following table presents the balance sheet location of the Company’s operating leases (in thousands):

September 27, 2025
ROU Assets:
Other long-term assets	$23,469

Lease Liabilities:
Accrued expenses and other current liabilities	$7,722
Other long-term liabilities	23,958
Total lease liabilities	$31,680
The following table presents maturities of the Company’s operating lease liabilities as of September 27, 2025, presented under ASC Topic 842 (in thousands):

September 27, 2025
Fiscal year 2026	$9,762
Fiscal year 2027	9,394
Fiscal year 2028	5,595
Fiscal year 2029	5,473
Fiscal year 2030 and thereafter	7,099
Total future minimum payments	$37,323
Less: Implied interest	(5,643)
Total lease liabilities	$31,680
As of September 27, 2025, the weighted-average remaining lease term and the weighted-average incremental borrowing rate of the Company’s operating leases was approximately 2.86 years and 7.5%, respectively. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $3.1 million for the year ended September 27, 2025. Net rental expense under operating leases was $11.9 million for the year ended September 27, 2025, $4.8 million for the year ended September 28, 2024, and $3.0 million for the year ended September 30, 2023.
6. Inventories
Inventories at September 27, 2025 and September 28, 2024 consist of the following (in thousands):

	Year Ended
	September 27, 2025	September 28, 2024
Raw materials and components	$133,989	$72,279
Work in process	—	4,538
Finished goods	30,401	29,319
Total inventories	$164,390	$106,136
During fiscal year 2024, the Company recorded inventory restructuring charges of $33.4 million, primarily related to outsource of bot assembly and component inventory management. These charges were recorded within Systems Cost of Revenue in the Consolidated Statements of Operations.

7. Property and Equipment
Property and equipment at September 27, 2025 and September 28, 2024 consists of the following (in thousands):

	Year Ended
	September 27, 2025	September 28, 2024
Computer equipment and software, furniture and fixtures, test equipment, and other equipment	$151,729	$114,515
Internal use software	5,590	7,141
Leasehold improvements	10,641	9,576
Total property and equipment	167,960	131,232
Less accumulated depreciation	(50,311)	(34,123)
Property and equipment, net	$117,649	$97,109
Depreciation expense was $25.2 million for the year ended September 27, 2025, $13.0 million for the year ended September 28, 2024, and $9.0 million for the year ended September 30, 2023.
8. Business Acquisitions
Business acquisition-related costs were $7.5 million during the year ended September 27, 2025, and are included in general and administrative expenses in the consolidated statements of operations. Separate financial results and pro forma financial information for ASR (defined below) have not been presented as the effect of this acquisition was not material to the Company’s financial results.
Advanced Systems & Robotics Inc.
On January 27, 2025, the Company acquired all of the outstanding equity interests of Walmart’s Advanced Systems & Robotics Inc. (“ASR”) for $200.0 million in cash (the “ASR Acquisition) pursuant to a Purchase and Sale Agreement with Walmart (the “ASR Purchase Agreement”). Included in the $200.0 million payment is a $45.0 million payment to Walmart as the Company’s customer under the 2025 Walmart MAA. The allocation of the $200.0 million payment made to Walmart between the acquisition of ASR and the concurrent revenue arrangement involved judgment in (1) assessing whether the concurrent revenue and other arrangement represent transactions that are separate from the acquisition of ASR, and (2) estimating the fair value of the ASR business, which is used to adjust contractually stated amounts to reflect an amount that would be paid to acquire ASR without a concurrent revenue arrangement. This payment is accounted for as a reduction of the transaction price and is offset against the short-term deferred revenue on the consolidated balance sheets. Also included in the $200.0 million payment is an employee cost reimbursement asset of $13.2 million, which relates to certain restructuring costs reimbursed to the Company by Walmart in the fourth quarter of fiscal year 2025, and thus does not appear in the consolidated balance sheets at September 27, 2025. The ASR Purchase Agreement is intended to expand the long-standing relationship between Walmart and the Company with the aim of developing an integrated automated supply chain, which is expected to broaden the Company’s product offering beyond the traditional warehouse to eCommerce settings for last mile delivery. As of September 27, 2025, the purchase price allocation is preliminary, pending finalization of valuations and the impact of income taxes.
The preliminary allocation of the purchase price for ASR and fair values of the assets acquired and liabilities assumed were as follows (in thousands):

Total purchase price	$200,000
Consideration payable to customer	(45,000)
Employee cost reimbursement asset	(13,169)
Purchase price - business combination	$141,831

Allocation of purchase price - business combination
Inventories	$13,749
Prepaid expenses and other current assets	24,634
Property and equipment, net	4,261
Intangible assets	78,000
Other assets	2,223
Total assets acquired	122,867
Accrued expenses and other current liabilities	38,296
Other liabilities	2,611
Total liabilities assumed	40,907
Identifiable net assets acquired	81,960
Goodwill	59,871
Total purchase price allocation	$141,831
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
9. Intangible Assets and Goodwill
In connection with asset acquisitions in fiscal year 2024 and 2025, and the ASR Acquisition in January 2025, the Company acquired developed technology intangible assets. The intangible assets acquired will be amortized over a useful life of 3 to 7 years on a straight-line basis. The estimated weighted average useful life of the intangible assets is 6.5 years.
Acquired intangible assets that are subject to amortization consisted of the following as of September 27, 2025 and September 28, 2024 (in thousands):

	Year Ended
	September 27, 2025			September 28, 2024
	Intangibles, gross	Accumulated amortization	Intangibles, net	Intangibles, gross	Accumulated amortization	Intangibles, net
Customer relationships	$—	$—	$—	$4,338	$(4,338)	$—
Developed technology	89,943	(10,794)	79,149	3,918	(254)	3,664
Intangible assets	$89,943	$(10,794)	$79,149	$8,256	$(4,592)	$3,664
Amortization expense was $14.5 million for the year ended September 27, 2025, $0.5 million for the year ended September 28, 2024, and $0.4 million for the year ended September 30, 2023.
The following table presents the estimated future annual amortization expense of definite-lived intangible assets based on the Company’s acquired intangible assets as of September 27, 2025 (in thousands):

Total
Fiscal year 2026	$15,089
Fiscal year 2027	15,089
Fiscal year 2028	12,016
Fiscal year 2029	11,108
Fiscal year 2030 and thereafter	25,847
Total	$79,149
The carrying amount of goodwill at September 27, 2025 was $59.9 million. As a result of the ASR Acquisition, the Company recorded $59.9 million of goodwill. Prior to the ASR Acquisition, the Company did not have goodwill on its consolidated balance sheets.
10. Restructuring Charges
During the third quarter of fiscal year 2025, management committed to a reduction of the Company’s workforce by approximately 325 employees primarily related to employees that joined the Company’s workforce in connection with the ASR Acquisition. The Company expects the workforce reduction will be substantially completed by the end of the first quarter of fiscal year 2026. The costs incurred related to employee severance are recorded as a liability when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these charges is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets. As the ASR Purchase Agreement contemplated reimbursement for certain types of restructuring costs, a receivable was recorded, which is included outside of the purchase price allocation for the business combination as indicated in Note 8, Business Acquisitions. The Company did not have any material severance activity for the period ended September 28, 2024.
The following table presents the activity related to the Company’s severance liability as of September 27, 2025 (in thousands).

September 27, 2025
Severance liability at September 28, 2024	$203
Severance charges	18,673
Cash paid and other	(17,837)
Severance liability at September 27, 2025	$1,039

11. Income Taxes
The components of income/(loss) before provision for income taxes are as follows (in thousands):

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Income/(Loss) before income tax expense:
U.S.	$(97,116)	$(81,301)	$(216,891)
Foreign	4,457	841	4,377
Total	$(92,659)	$(80,460)	$(212,514)
The provision (benefit) for income taxes consists of the following for each of the periods presented (in thousands):

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Current:
Federal	$—	$—	$—
State	245	244	307
Foreign	2,333	51	(13)
Total current taxes	$2,578	$295	$294

Deferred:
Federal	$(1,128)	$—	$—
State	(1,292)	—	—
Foreign	(1,785)	3,917	(4,914)
Total deferred taxes	$(4,205)	$3,917	$(4,914)

Provision (benefit) for income taxes	$(1,627)	$4,212	$(4,620)

The following is a reconciliation of the expected U.S. Federal income tax rate to the effective tax rate for the years ended September 27, 2025, September 28, 2024, and September 30, 2023 (dollars in thousands):

	Year Ended
	September 27, 2025		September 28, 2024		September 30, 2023
Loss before income tax	$(92,659)		$(80,460)		$(212,514)

Tax on pre-tax loss	(19,458)	21%	(16,860)	21%	(44,628)	21%
Loss not subject to tax	15,837	(17)%	14,175	(18)%	39,497	(19)%
State income tax rate	(2,758)	3%	(2,051)	3%	(3,363)	2%
Permanent differences	825	(1)%	769	(1)%	992	—%
Adjustment for foreign income tax rate differential	375	—%	45	—%	241	—%
Credits	—	—%	(2,763)	3%	(1,218)	1%
Valuation allowance	(19,161)	21%	(5,341)	7%	3,187	(1)%
Impact on foreign activity	218	—%	(398)	—%	575	—%
Return to provision	896	(1)%	5	—%	88	—%
Adjustment for rate changes	21,555	(23)%	16,620	(21)%	—	—%
Other	44	—%	11	—%	9	—%
Total income tax	$(1,627)	2%	$4,212	(5)%	$(4,620)	2%
The following is a summary of the significant components of the Company’s net deferred tax assets as of September 27, 2025 and September 28, 2024 (in thousands):

	Year Ended
	September 27, 2025	September 28, 2024
Deferred tax assets:
Net operating losses	$83,283	$49,735
Investment in Symbotic Holdings, LLC (a)	538,258	488,841
Tax Receivable Agreement (a)	—	—
Other	1,907	264
Credits	8,146	9,269
Total deferred tax assets before valuation allowance	631,594	548,109
Valuation allowance (a)	(627,868)	(546,090)
Total deferred tax assets after valuation allowance	3,726	2,019

Deferred tax liabilities:
Foregone FTC	(83)	(178)
ROU asset	—	(125)
Foreign R&D credit recapture	(678)	(722)
Total deferred tax liabilities	(761)	(1,025)
Net deferred tax asset	$2,965	$994
(a) For comparability, the 2024 amounts in the deferred table have been adjusted to align with the presentation as of September 27, 2025. We believe the new presentation better reflects the deferred tax assets / (liabilities) after the recent acquisition of ASR. The 2024 presentation change is not material and the changes do not impact the 2024 financial statements nor the total net deferred tax assets/(liabilities) previously reported.

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
Valuation Allowance
The Company has established a valuation allowance related to domestic and foreign deferred tax assets on deductible temporary differences, tax losses, and tax credit carryforwards. In the United States, the valuation allowance is predominantly related to the Company’s investment in Symbotic Holdings LLC, while the foreign valuation allowance is related to Canada.
Due to the acquisition of ASR during the year ended September 27, 2025, the Company recorded additional deferred tax assets in the United States with an offsetting increase to the valuation allowance. As part of the acquisition accounting, a portion of the valuation allowance increase was determined to relate to goodwill. In addition, as part of the acquisition accounting, deferred tax liabilities provided a source of future taxable income enabling the release of a small portion of the valuation allowance. As a result, the Company’s ending valuation allowance as of the year ended September 27, 2025 is $627.9 million and consists of $618.4 million in the United States and $9.5 million in foreign jurisdictions. The change in the valuation allowance in fiscal year 2025 of $81.8 million predominantly relates to the Company’s investment in Symbotic Holdings LLC, tax carryforward attributes, and the Company’s acquisition of ASR.
Activity related to the valuation allowance for the periods presented was as follows (in thousands):

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Beginning balance	$546,090	$370,996	$134,246
Recorded to additional paid-in capital	56,420	180,412	233,563
Recorded to goodwill	44,825	—	—
Recorded to income tax expense	(19,467)	(5,318)	3,187
Ending balance	$627,868	$546,090	$370,996
Net Operating Losses
As of September 27, 2025, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $315.4 million and gross state NOL carryforwards of $220.7 million. U.S. federal and certain state NOLs generated in 2018 and beyond have no expiration. The remaining state NOLs expire at various dates through 2043. As of September 27, 2025, the Company had Canadian NOL carryforwards of approximately $24.4 million. The Canadian NOL carryforwards expire in various years through 2037 and are subject to review and possible adjustment by the applicable taxing authorities. Utilization of the domestic federal or Canadian NOL carryforwards may be subject to annual limitations due to ownership changes that have occurred previously or that could occur in the future. The Company has not completed any studies to determine if any of these events have occurred that would result in such limitations. Accordingly, further limitations could arise upon the completion of such studies.
As of September 27, 2025, United States income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries as the Company intends to permanently reinvest.
Uncertain Tax Positions
The Company accounts for uncertain tax positions using a more likely than not threshold for recognizing and resolving uncertain tax positions. The Company evaluates uncertain tax positions on an annual basis and adjusts the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. For the years ended September 27, 2025 and September 28, 2024, the Company had no unrecognized tax benefits.
Tax Receivable Agreement
As of September 27, 2025, future payments under the TRA with respect to the purchase of Symbotic Holdings Units which occurred as part of the Business Combination and through September 27, 2025 are projected to be $452.9 million, and if paid, would create additional tax basis in the partnership. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by the Company as a result of exchanges by its pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income before taxes on the consolidated statement of operations in the period in which the change occurs. As of September 27, 2025, no TRA liability was recorded based on current projections of future taxable income taking into consideration the Company’s full valuation allowance against its net U.S. deferred tax asset.
12. Employee Benefit Plans
Symbotic sponsors a defined-contribution benefit plan under the provisions of Section 401(k) of the U.S. Internal Revenue Code. This plan covers substantially all of the Company’s employees meeting eligibility criteria and contributions to the plan are determined by the plan provisions or at the discretion of the Board of Managers. Symbotic’s contributions to the plan were $8.4 million, $5.0 million, and $3.9 million for the years ended September 27, 2025, September 28, 2024, and September 30, 2023, respectively.
Symbotic Canada sponsors a Registered Retirement Savings Plan that qualifies as a defined-contribution benefit plan, which covers a portion of Symbotic Canada’s management. Symbotic Canada contributions to the plan were $0.1 million, $0.2 million, and $0.3 million for the years ended September 27, 2025, September 28, 2024, and September 30, 2023, respectively.
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
The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability
The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of September 27, 2025 and September 28, 2024 (in thousands):

	Year Ended
	September 27, 2025				September 28, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,193,375	$—	$—	$1,193,375	$712,958	$—	$—	$712,958
Warrant fair value	—	16,789	—	16,789	—	12,308	—	12,308
Strategic investments	—	—	43,334	43,334	—	—	—	—
Total assets	$1,193,375	$16,789	$43,334	$1,253,498	$712,958	$12,308	$—	$725,266
The Company had no liabilities measured and recorded at fair value on a recurring basis as of September 27, 2025 and September 28, 2024.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the consolidated balance sheets. At September 27, 2025 and September 28, 2024, the fair value of the warrant issued as described in Note 14, Derivative Instruments, is classified as Level 2 and was priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. Certain non-marketable strategic investments measured at fair value on a non-recurring basis are classified as Level 3 as their fair value measurements may include a combination of observable and unobservable inputs. Other certain non-marketable strategic investments are carried at cost and are subject to remeasurement only upon the occurrence of a triggering event.
Strategic Investments
Strategic investments that consist of non-controlling equity investments without readily determinable fair values in privately held companies for which the Company does not have the ability to exercise significant influence are measured under the measurement alternative method. The Company has not elected the fair value option for these investments. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the consolidated statements of operations. The Company held $20.0 million of strategic investments without readily determinable fair values at September 27, 2025 and no strategic investments without readily determinable fair values at September 28, 2024. These investments are included in other assets on the consolidated balance sheets.
The Company adjusts the fair values of its strategic investments based on observable price changes. There were no gains, losses, or impairments recorded for the year ended September 27, 2025.
The Company has certain other non-marketable strategic investments measured at fair value on a non-recurring basis. The Company has not elected the fair value option for these investments. The Company held $23.3 million of these investments at September 27, 2025. These investments are included in other assets on the consolidated balance sheets.
14. Derivative Instruments
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
The warrants are accounted for as a derivative under ASC Topic 815, Derivatives and Hedging, as a result of certain net settlement provisions in the warrant agreements. The Company reports the warrants at their fair values within “other assets”

in its condensed consolidated balance sheets and changes in the fair value of the warrants are recognized in “other income, net” on its condensed consolidated statements of operations. The day-one value attributable to the other side of the warrants is reported within “other liabilities” in the Company’s condensed consolidated balance sheets and will be amortized over the life of the applicable development and production milestones as determined in the development and supply agreement. The fair value of the warrants recognized within “other assets” on the Company’s condensed consolidated balance sheets at September 27, 2025 is $16.8 million. The Company recorded a fair value adjustment of $4.5 million to “other income, net” on the Company’s condensed consolidated statements of operations for the year ended September 27, 2025. There was no fair value adjustment recorded for the year ended September 28, 2024, as there had been no change to the fair value of the warrants for the year ended September 28, 2024.
15. Related Party Transactions
ASC Topic 850, Related Party Disclosures provides guidance for the identification of related parties and the disclosure of related party transactions. Related parties are generally defined as (i) affiliates of the Company; (ii) owners of more than 10% of the voting interests of the Company and members of their immediate families; (iii) management of the Company and members of their immediate families; (iv) other parties which directly or indirectly control, are controlled by, or are under common control with the Company; or (v) other parties who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company assesses related parties each reporting period. For the reporting periods covered by this report, the Company determined that C&S Wholesale Grocers, Inc. (“C&S”), GreenBox, and certain current holders of Symbotic Holdings were each a related party under ASC Topic 850. The following transactions were related party transactions under ASC Topic 850.
Aircraft Time Sharing Agreement
In December 2021 and May 2022, the Company entered into aircraft time-sharing agreements with C&S with respect to private aircraft owned by them, whereby the Company’s executives may utilize two C&S aircraft on an as-needed and as-available basis, with no minimum usage being required. As there is no defined period of time stated within these aircraft time-sharing agreements, the Company does not consider these to meet the definition of a lease, and as such, records payments in the period in which the obligation for the payment is incurred. The Company incurred expense of $1.3 million, $1.1 million, and $0.9 million related to these aircraft time-sharing agreements for the years ended September 27, 2025, September 28, 2024, and September 30, 2023, respectively.
Usage of Facility and Employee Services
The Company has a license arrangement with C&S whereby C&S is providing receiving and logistics services for the Company within a C&S distribution facility. The arrangement also provides for C&S employees assisting with certain of the Company’s operations. The Company incurred $1.4 million, $1.8 million, and $2.9 million of expense related to this arrangement for the years ended September 27, 2025, September 28, 2024, and September 30, 2023, respectively.
Operating Lease Agreements
In fiscal year 2025, the Company entered into lease agreements with C&S for the lease of warehouse space in Plant City, FL and Coppell, TX. The Company’s estimated lease term for these lease agreements is for 2 years. Combined, the Company recognized $0.3 million in rent expense for the year ended September 27, 2025.
Customer Contracts
The Company has customer contracts with C&S relating to System Deployments, software maintenance services and the operations of Systems. Revenue of $12.2 million, $58.9 million, and $15.8 million was recognized for the years ended September 27, 2025, September 28, 2024, and September 30, 2023, respectively, relating to these customer contracts. There was $2.4 million unbilled accounts receivable and accounts receivable due from C&S at September 27, 2025 and $18.4 million unbilled accounts receivable and accounts receivable due from C&S at September 28, 2024. There was $0.5 million and $1.8 million of deferred revenue relating to contracts with C&S at September 27, 2025 and September 28, 2024, respectively.
GreenBox
The Company has a customer contract relating to System Deployments and shared services with GreenBox. Revenue of $83.0 million and $6.0 million was recognized for the years ended September 27, 2025 and September 28, 2024 related to this customer contract, and no revenue was recognized for the year ended September 30, 2023 related to this customer contract. There was $0.6 million unbilled accounts receivable and accounts receivable due from the customer contract at

September 27, 2025, and no unbilled accounts receivable and accounts receivable due from the customer contract at September 28, 2024. There was $13.1 million and $0.6 million accounts receivable due from the shared service agreement at September 27, 2025 and September 28, 2024, respectively. There was $142.7 million and $69.1 million of deferred revenue related to contracts with GreenBox at September 27, 2025 and September 28, 2024, respectively. The transaction price allocated to performance obligations that are unsatisfied as of September 27, 2025 was $11.6 billion.
Cash funding of $78.8 million and $83.1 million was made by the Company to GreenBox in relation to the VIE (as further described in Note 17, Variable Interest Entities) for the years ended September 27, 2025 and September 28, 2024, respectively.
Tax Distribution to Symbotic Holdings LLC partners
Pursuant to the Second Amended and Restated Limited Liability Company Agreement of Symbotic Holdings, Symbotic LLC makes pro rata tax distributions to the holders of Symbotic Holdings’ units in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Symbotic Holdings that is allocated to them. For the year ended September 27, 2025, the Company distributed a total of $1.2 million of tax distributions to or on behalf of its members, of which $1.1 million was distributed to or on behalf of those who met the definition of a related party in accordance with ASC Topic 850. For the year ended September 28, 2024, the Company distributed a total of $48.2 million of tax distributions to or on behalf of its members, of which $41.7 million was distributed to or on behalf of those who met the definition of a related party in accordance with ASC Topic 850.
16. Commitments and Contingencies
Purchase Obligations
The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased and fixed minimum, or variable price provisions. The majority of the purchase commitments covered by these arrangements are for periods of less than one year and aggregate to approximately $893.9 million as of September 27, 2025.
Lease Commitments
The Company leases certain of its facilities under operating leases expiring in various years through 2030. Refer to Note 5, Leases for a schedule of future lease payments under non-cancellable leases as of September 27, 2025.
Warranty
The Company provides a limited warranty on its System and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of “accrued expenses and other current liabilities” and “other liabilities” in the accompanying consolidated balance sheets.
Activity related to the warranty accrual was as follows (in thousands):

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Balance at beginning of period	$31,935	$18,948	$9,004
Provision	23,056	18,773	16,833
Warranty usage	(11,384)	(5,786)	(6,889)
Balance at end of period	$43,607	$31,935	$18,948
Legal Matters
The Company is subject from time to time to various claims, lawsuits and other legal and administrative proceedings. Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties, and could result in damages, fines and penalties, non-monetary sanctions or other relief.
The Company recognizes provisions for claims or pending litigation when it is determined that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates.

Securities Class Actions
On August 14, 2024, a putative class action captioned Fox v. Symbotic Inc. et al., Case No. 24-cv-12090 was filed in the United States District Court for the District of Massachusetts by an alleged holder of the Company’s common stock. On March 10, 2025, the plaintiff voluntarily dismissed this action without prejudice pursuant to Federal Rule of Civil Procedure 41(a)(1)(A)(i). On December 3, 2024, a putative class action captioned Decker v. Symbotic Inc. et al., Case No. 24-cv-12976 was filed in the United States District Court for the District of Massachusetts by an alleged purchaser of the Company’s common stock. The complaint asserted claims for violations of federal securities laws against the Company and three of its officers on the grounds that the Company made false and/or misleading statements related to its revenue recognition and the effectiveness of its disclosure controls and procedures. Based on these allegations, the plaintiff brought claims seeking unspecified damages, attorneys’ fees, expert fees, and other costs and relief on behalf of himself and a putative class of persons who purchased the Company’s stock between February 8, 2024 and November 26, 2024. On May 5, 2025, the court entered an order appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act and setting a schedule for the filing of an amended complaint and the Company’s response to the complaint.
On July 11, 2025, plaintiffs filed an amended complaint captioned Traina v. Symbotic Inc. et al., Case No. 24-cv-12196. Like the Decker complaint, the amended complaint asserts claims for violations of federal securities laws against the Company and four of officers of the Company on the grounds that the Company made false and/or misleading statements or omissions related to its financial results, deployment times, revenue recognition, and internal controls. Based on these allegations, the plaintiffs bring claims seeking unspecified damages, attorneys’ fees, expert fees, and other costs and relief on behalf of themselves and a putative class of persons who purchased stock of the Company between November 20, 2023 and February 5, 2025.
The Company filed a motion to dismiss the amended complaint on September 11, 2025. The plaintiffs filed an opposition to the motion to dismiss on November 11, 2025. The Company’s reply brief in support of its motion to dismiss is due on December 11, 2025. A hearing on the motion to dismiss is scheduled for December 16, 2025.
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

Contingencies
Liabilities for any loss contingencies arising from claims, assessments, litigation, fines, penalties, and other matters are recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. Legal costs associated with loss contingencies are expensed as incurred. As of September 27, 2025, the Company had made appropriate provisions related to such matters and does not believe that such matters will have a material adverse effect on the Company’s consolidated operations, financial position, or liquidity.
Indemnifications
In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is not material. Accordingly, the Company has no liabilities recorded for these obligations as of September 27, 2025 and September 28, 2024.
17. Variable Interest Entities
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
GreenBox was established on July 21, 2023 to build and automate supply chain networks globally by operating and financing the Company’s artificial intelligence and automation technology for the warehouse. Symbotic Holdings and Sunlight own 35% and 65% of GreenBox, respectively. The Company evaluated for VIEs upon the formation of GreenBox in accordance with ASC Topic 810, Consolidation. The Company holds a variable interest in GreenBox through its equity interest in GreenBox. GreenBox is a VIE resulting from GreenBox’s lack of sufficient equity to finance its operations without additional subordinated financial support from both the Company and SoftBank. The consolidation of GreenBox is not required as the Company is not the primary beneficiary of this VIE as it does not have the power to direct the activities that most significantly impact GreenBox’s economic performance. Such power is conveyed through GreenBox’s board of directors and the Company does not have control over GreenBox’s board of directors.
The Company’s recorded investments in the unconsolidated VIE and related estimated maximum exposure to loss are as follows (in thousands):

	September 27, 2025
	Investments in Unconsolidated VIE	Symbotic's Maximum Exposure to Loss
GreenBox Systems LLC	$123,034	$1,574,240
The Company calculated its maximum exposure to loss of $1,574.2 million while considering its equity investment in the VIE, any amounts owed to the Company for services which may have been provided, and future funding commitments of $1,561.1 million. As of September 27, 2025, there is a $123.0 million carrying value of the VIE which represents the amount which the Company has invested in the VIE, net of the Company’s proportionate share of the VIE’s net loss. The Company’s maximum exposure to loss as displayed above does not take into consideration the VIE’s commitment under the GreenBox Commercial Agreement to reimburse the Company in the event of a termination. If the VIE’s commitment under the GreenBox Commercial Agreement was taken into consideration, there would be no maximum exposure to loss presented as the VIE’s commitment under the GreenBox Commercial Agreement exceeds the Company’s future funding commitments.

18. Equity
The Company has three classes of common stock, Class A Common Stock, Class V-1 Common Stock, and Class V-3 Common Stock (and together, the “Common Stock”).
Class A Common Stock
The Company is authorized to issue 3,000,000,000 shares of Class A Common Stock, par value $0.0001 per share, of which 112,635,932 shares were issued and outstanding on September 27, 2025.
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
Class V-1 Common Stock and Class V-3 Common Stock
The Company is authorized to issue 1,000,000,000 shares of Class V-1 Common Stock and 450,000,000 shares of Class V-3 Common Stock, both which have a par value of $0.0001 and all of which were issued to the Legacy Warehouse unitholders in connection with the Closing of the Business Combination. As of September 27, 2025 there were 74,693,311 shares of Class V-1 and 403,559,196 shares of Class V-3 Common Stock outstanding. For the year ended September 27, 2025, the Legacy Warehouse unitholders exchanged 2,075,174 and 750,000 shares of Class V-1 and Class V-3 Common Stock, respectively, together with a corresponding number of New Symbotic Holdings Common Units, into an equal number of Class A Common Stock. The Company did not receive any proceeds as a result of this exchange.
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
Preferred Stock
The Company is authorized to issue 50,000,000 shares of undesignated preferred stock, par value $0.0001 per share, of which no shares were issued and outstanding on September 27, 2025.
19. Net Loss per Share
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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A Common Stock (in thousands, except per share information):

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Numerator - basic and diluted
Net loss	$(91,032)	$(84,672)	$(207,894)
Less: Net loss attributable to the noncontrolling interest	(74,095)	(71,182)	(184,028)
Net loss attributable to common shareholders	$(16,937)	$(13,490)	$(23,866)
Denominator - basic and diluted
Weighted-average shares of Class A Common Stock outstanding	108,670,159	95,697,368	64,338,580
Loss per share of Class A Common Stock - basic and diluted	$(0.16)	$(0.14)	$(0.37)
The Company’s Class V-1 Common Stock and Class V-3 Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V-1 Common Stock and Class V-3 Common Stock under the two-class method has not been presented.
The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of the restricted stock units (“RSUs”), shares issued under the 2022 Employee Stock Purchase Plan (“ESPP”), and Warrant Units (defined below). The average stock price for the year ended September 27, 2025 was $32.64. For the year ended September 27, 2025, there were 8.4 million potentially dilutive common stock equivalents related to the RSUs. For the year ended September 27, 2025, there were 3.3 million anti-dilutive common stock equivalents related to the unvested GreenBox Warrant, which could potentially dilute EPS in the future.
The average stock price for the year ended September 28, 2024 was $38.79. For the year ended September 28, 2024, there were 5.6 million potentially dilutive common stock equivalents related to the RSUs. For the year ended September 28, 2024, there were 1.0 million anti-dilutive common stock equivalents related to the unvested GreenBox Warrant, which could potentially dilute EPS in the future.
The average stock price for the year ended September 30, 2023 was $25.30. For the year ended September 30, 2023, there were 7.6 million and 9.6 million potentially dilutive common stock equivalents related to the RSUs and Warrant Units.
20. Stock-Based Compensation and Warrant Units
In June 2022, the Company’s stockholders approved the Symbotic Inc. 2022 Omnibus Incentive Compensation Plan (“2022 Plan”). The 2022 Plan allows for the issuance of stock options, stock appreciation rights, restricted shares, restricted stock units, dividend equivalent rights, and other equity-based or equity-like awards that the Compensation Committee of the Board of Directors determines to be consistent with the purposes of the 2022 Plan and the interests of the Company for up to 80,811,586 shares of Class A Common Stock to employees, directors, and consultants of the Company. Additionally, up to 8,500,000 shares may be issued in connection with the exchange of awards under the 2012 Value Appreciation Plan or the Amended and Restated 2018 Long Term Incentive Plan (“Legacy Plans”). The Company will no longer issue new awards under the Legacy Plans as all future grants will be issued under the 2022 Plan, or another equity plan that is approved by the Compensation Committee of the Board of Directors. Awards issued under the 2022 Plan have a maximum term of 10 years.
The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s consolidated statements of operations (in thousands):

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
RSUs (service-based and performance-based)	$170,599	$109,510	$152,791
Employee stock purchase plan	3,803	2,698	1,436
Total stock-based compensation expense	$174,402	$112,208	$154,227

Effect of stock-based compensation expense on income by line item (in thousands):

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
Cost of revenue, Systems	$36,060	$12,529	$36
Cost of revenue, Software maintenance and support	1,030	551	1,767
Cost of revenue, Operation services	2,587	1,988	4,344
Research and development	52,966	49,066	68,364
Selling, general, and administrative	81,759	48,074	79,716
Total stock-based compensation expense	$174,402	$112,208	$154,227
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
The following table summarizes the RSU activity for the periods presented:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2023	12,884,015	$15.81
Granted	3,102,298	44.44
Vested	(6,863,457)	15.73
Forfeited	(1,190,356)	20.14
Outstanding at September 28, 2024	7,932,500	$26.43
Granted	11,126,959	32.73
Vested	(4,848,539)	23.11
Forfeited	(1,438,962)	32.96
Outstanding at September 27, 2025	12,771,958	$32.44
The total fair value of RSUs that vested during the years ended September 27, 2025, September 28, 2024 and September 30, 2023 was $154.5 million, $295.5 million, and $90.7 million, respectively. For the years ended September 27, 2025, September 28, 2024, and September 30, 2023, the weighted-average fair value of RSU awards granted was $32.73, $44.44, and $15.72 per share, respectively. As of September 27, 2025, 12.8 million RSUs were outstanding and unvested, with an aggregate value of $665.9 million and a weighted average remaining vesting period of approximately 1.10 years. These RSUs are expected to vest on various dates through 2028.

The following table summarizes the PSU activity for the periods presented:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2023	337,986	15.56
Granted	235,292	$48.38
Vested	—	—
Forfeited	(73,226)	15.56
Outstanding at September 28, 2024	500,052	$31.10
Granted	931,604	38.85
Vested	—	—
Forfeited	(186,786)	41.46
Outstanding at September 27, 2025	1,244,870	$35.31
Employee Stock Purchase Plan
On June 3, 2022, the Company’s stockholders approved, and on June 7, 2022, the Company’s board of directors adopted the ESPP. The ESPP authorizes the issuance of up to a total of 3,767,734 shares of Class A Common Stock to participating employees, and allows eligible employees to purchase shares of Class A Common Stock at a 15% discount from the fair market value of the stock as determined on specific dates, which are typically at six-month intervals. The offering periods for the ESPP generally start on the first trading day on or after February 28th and August 31st of each year.
The fair value of the ESPP is estimated using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended
	September 27, 2025	September 28, 2024
Risk-free interest rate (%)	0.04 - 0.05	0.05
Expected term (years)	0.50	0.50
Volatility (%)	54.67 - 73.27	63.54 - 73.27
Expected dividends	—	—
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
For the year ended September 27, 2025, 364,855 shares of common stock were issued to employees who participated in the plan with a weighted average purchase price of $17.00 per share for total cash proceeds of $6.2 million, net of taxes. For the year ended September 28, 2024, 230,548 shares of common stock were issued to employees who participated in the plan with a weighted average purchase price of $24.00 per share for total cash proceeds of $5.5 million, net of taxes.
Warrant Units
GreenBox Warrant
On July 23, 2023, in connection with the Commercial Agreement, the Company issued Sunlight the GreenBox Warrant to acquire up to an aggregate of 11,434,360 shares of the Company’s Class A Common Stock, subject to certain vesting conditions. The GreenBox Warrant had a grant date fair value of $19.90 per unit. The GreenBox Warrant may vest in connection with conditions defined by the terms of the GreenBox Warrant, as GreenBox makes additional expenditures to the Company in connection with the Framework Agreement. There are up to eight tranches based on increments of expenditures where approximately 1,429,295 additional shares may vest per tranche, subject to certain conditions defined by the terms of the GreenBox Warrant. Upon vesting, the shares may be acquired at an exercise price of $41.9719. The GreenBox Warrant contains customary anti-dilution, down-round, and change-in-control provisions. The right to purchase shares pursuant to the GreenBox Warrant expires 36 months following the end of the initial term of the Framework Agreement, which is July 23, 2027, or, if applicable, the extension term of the Framework Agreement, which is July 23, 2029. As of September 27, 2025, none of the GreenBox Warrant units had vested.

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
Non-cash share-based payment expense associated with the warrant units is recognized as vesting conditions are achieved, based on the grant date fair value of the warrants. The fair value of the warrant units was determined as of the grant date in accordance with ASC Topic 718 using the Black-Scholes pricing model. The Black-Scholes pricing model is based, in part, upon assumptions for which management is required to use judgment. The assumptions made for purposes of estimating fair value under the Black-Scholes pricing model for the Warrants were as follows:

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
(c)The expected term is based on the contractual term of the June 2022 Warrant.
The following table summarizes the Company’s stock warrant activity for the year ended September 27, 2025:

Warrant Units
Outstanding and unvested at September 30, 2023	11,434,360
Granted	—
Vested	—
Outstanding and unvested at September 28, 2024	11,434,360
Granted	—
Vested	—
Outstanding and unvested at September 27, 2025	11,434,360
The amount of provision for warrants recorded as a reduction of transaction price during the twelve months ended September 27, 2025 was $227.5 million. As of September 27, 2025, the total warrant value related to the unvested GreenBox Warrants is $227.5 million and the remaining term of the agreement is 0.8 years.

21. Segment and Geographic Information
As more fully described in the Company’s Summary of Significant Accounting Policies, the Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the CODM, which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information, that are supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net loss and gross margin as shown in our consolidated statements of operations. The CODM considers net loss and gross margin in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.
Geographic Information
Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region (in thousands):

	Year Ended
	September 27, 2025	September 28, 2024	September 30, 2023
United States	$2,199,063	$1,784,345	$1,173,177
International	47,859	3,834	3,714
Total revenue	$2,246,922	$1,788,179	$1,176,891
Percentage of revenue generated outside of the United States	2%	nil	nil

Total property and equipment, net by geographical region (in thousands):

	Year Ended
	September 27, 2025	September 28, 2024
United States	$117,640	$96,802
International	9	307
Total property and equipment, net	$117,649	$97,109
Percentage of property and equipment, net held outside of the United States	nil	nil
22. Subsequent Events
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 27, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of the material weakness described in Management’s Report on Internal Control over Financial Reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
Notwithstanding the material weakness in internal control over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report on Form 10-K, in conformity with U.S. GAAP. There can be no assurance that this material weakness will not result in a misstatement to the annual or interim consolidated financial statements for future periods that would not be prevented or detected.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.
Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 27, 2025. In conducting this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based upon this evaluation and those criteria, management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 27, 2025, the Company’s internal controls over financial reporting were not effective due to the identification of the material weakness described below.
As of September 27, 2025, the Company did not effectively design procedures and controls over the timing of the recognition of cost of revenue. This resulted in timing discrepancies in the recognition of cost of revenue. Given that we recognize revenue on a percentage of completion basis, this also resulted in timing discrepancies in the recognition of revenue. We view these discrepancies in the recognition of revenue and cost of revenue as being immaterial.
This deficiency in internal control over financial reporting constituted a material weakness as of September 27, 2025.
This material weakness did not result in a material misstatement to the Company’s consolidated financial statements for the year ended September 27, 2025 or any of the previously filed interim financial statements filed in the Company’s quarterly reports on Form 10-Q.
There can be no assurance that this material weakness will not result in a misstatement to the annual or interim consolidated financial statements for future periods that would not be prevented or detected.
Our independent registered public accounting firm, Grant Thornton LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Remediation of Previously Reported Material Weakness
The Company's management concluded that a material weakness existed as of September 28, 2024, as previously disclosed in “Item 9A. Controls and Procedures” of its Annual Report on Form 10-K for the year ended September 28, 2024, as the Company did not effectively design and execute controls over revenue recognition related to cost overruns on certain deployments that will not be billable.

The controls that address the material weakness have been designed, implemented and operated effectively for a sufficient period of time in order for management to test these controls and conclude that the material weakness had been remediated as of September 27, 2025.
Changes in Internal Control Over Financial Reporting
Subject to the steps taken in connection with the remediation plan noted below, there have been no changes in our internal control over financial reporting for the three months ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Material Weakness Remediation Plan
Management has developed a remediation plan, which it began implementing during fiscal year 2025, that includes the following elements:
•redesign of the operational processes and evidence requirements for the receipt of goods and services, with a focus on data around documenting the timing of the receipt of goods and services;
•implementing additional compensating controls over the timing of the receipt of goods and services, with a continued focus on milestone related expenses;
•training of the employees of the organization receiving goods and services; and
•implementing a long term ERP system solution to manage vendors which will automate certain aspects of goods and services receipts in fiscal year 2027.
We completed the implementation of additional compensating controls over the timing of the receipt of goods and services during the third and fourth quarters of fiscal year 2025. Management is committed to the completion of the remediation of this material weakness and expects to successfully implement enhanced control processes. However, as management continues to evaluate and work to improve its internal control over financial reporting, it may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary. Therefore, management cannot assure you when this material weakness will be remediated, that additional actions will not be required to remediate this material weakness, or the costs of any such additional actions. This material weakness will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through further testing, that these controls are operating effectively.
Item 9B. Other Information
During the fiscal quarter ended September 27, 2025, the following director(s) and officer(s), as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408:
On August 19, 2025, William Boyd III, the Chief Strategy Officer of the Company, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Boyd’s Rule 10b5-1 trading plan provides for the sale of shares of Class A Common Stock held by him, as well as shares that he has received or will receive following the vesting of various RSU grants. Mr. Boyd’s 10b5-1 trading plan calls for the sale of a percentage of shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Mr. Boyd’s 10b5-1 trading plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares that may be sold pursuant to Mr. Boyd’s 10b5-1 trading plan is 88,042 shares of our Class A Common Stock. Mr. Boyd’s Rule 10b5-1 trading plan expires on December 31, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
On August 27, 2025, Merline Saintil, a director of the Company, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Saintil’s Rule 10b5-1 trading plan provides for the sale of shares of Class A Common Stock that she has received or will receive following the vesting of various RSU grants. Ms. Saintil’s 10b5-1 trading plan calls for the sale of a percentage of shares that she could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Ms. Saintil’s 10b5-1 trading plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares that may be sold pursuant to Ms. Saintil’s 10b5-1 trading plan is 12,448 shares of Class A Common Stock. Ms. Saintil’s Rule 10b5-1 trading plan expires on April 30, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 27, 2025.
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
Item 11. Executive Compensation
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 27, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 27, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 27, 2025.
Item 14. Principal Accounting Fees and Services
The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended September 27, 2025.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)

1. Financial Statements (included in Item 8 of this Annual Report on Form 10-K):
•Report of Independent Registered Public Accounting Firm
•Consolidated Balance Sheets as of September 27, 2025 and September 28, 2024
•Consolidated Statements of Operations for the years ended September 27, 2025, September 28, 2024, and September 30, 2023

•Consolidated Statements of Comprehensive Loss for the years ended September 27, 2025, September 28, 2024, and September 30, 2023
•Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended September 27, 2025, September 28, 2024, and September 30, 2023
•Consolidated Statements of Cash Flows for the years ended September 27, 2025, September 28, 2024, and September 30, 2023
•Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statements schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

(b)    Exhibits

These exhibits listed below are filed or incorporated by reference into this Report.

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
2.1++	Agreement and Plan of Merger, dated December 12, 2021, among SVF Investment Corp. 3, Warehouse Technologies LLC, Symbotic Holdings LLC and Saturn Acquisition (DE) Corp.	8-K	2.1	12/13/2021
3.1	Certificate of Incorporation of Symbotic Inc.	8-K	3.1	6/13/2022
3.2	Bylaws of Symbotic Inc.	8-K	3.2	6/13/2022
4.1++	Warrant to Purchase Common Units, dated June 7, 2022, between Symbotic Holdings LLC and Walmart Inc.	8-K	4.1	6/13/2022
4.2	Warrant to Purchase Class A Common Stock, dated July 23, 2023, between Symbotic Inc. and Sunlight Investment Corp.	8-K	4.1	7/24/2023
4.3	Description of Securities of Symbotic Inc.	10-K	4.2	12/09/2022
4.4	Form of Indenture	S-3	4.1	7/24/2023
10.1++	Amended and Restated Registration Rights Agreement, dated June 7, 2022, among Symbotic Inc., SVF Sponsor III (DE) LLC, certain legacy directors of SVF Investment Corp. 3, and certain directors, officers and stockholders of Symbotic Inc.	8-K	10.1	6/13/2022
10.2	Tax Receivable Agreement, dated June 7, 2022, among Symbotic Inc., Symbotic Holdings LLC and certain members of Symbotic Holdings LLC	8-K	10.2	6/13/2022
10.3++	Second Amended and Restated Limited Liability Company Agreement of Symbotic Holdings LLC, dated June 7, 2022	8-K	10.3	6/13/2022
10.4#	Form of Indemnification Agreement between Symbotic Inc. and each of its directors and executive officers.	8-K	10.4	6/13/2022
10.5#	Symbotic Inc. 2022 Omnibus Incentive Compensation Plan	8-K	10.5	6/13/2022
10.6#	Form of Restricted Stock Unit Award Agreement under the Symbotic Inc. 2022 Omnibus Incentive Compensation Plan	8-K	10.6	6/13/2022
10.7#	Form of Performance-Based Restricted Stock Unit Award Agreement under the Symbotic Inc. 2022 Omnibus Incentive Compensation Plan	8-K	10.7	6/13/2022
10.8#	Symbotic Inc. 2022 Employee Stock Purchase Plan	8-K	10.8	6/13/2022
10.9#	Symbotic LLC / Warehouse Technologies, LLC 2012 Value Appreciation Plan	S-4	10.26	3/23/2022
10.10#	Symbotic LLC / Symbotic Canada ULC / Warehouse Technologies LLC Amended and Restated 2018 Long Term Incentive Plan	S-4	10.27	3/23/2022
10.11#	Offer Letter, dated as of March 24, 2022, by and between Symbotic LLC and Michael J. Loparco	S-4	10.28	4/22/2022

10.12	Forward Purchase Agreement, dated March 8, 2021, between SVF Investment Corp. 3 and SVF II SPAC Investment 3 (DE) LLC	8-K	10.6	3/12/2021
10.13++	Unit Purchase Agreement, dated December 12, 2021, among SVF Investment Corp. 3, Warehouse Technologies LLC, Symbotic Holdings LLC, RJJRP Holdings, Inc., RBC 2021 4 Year GRAT 4 (U/A March 31, 2021) and RBC Millennium Trust (U/A June 19, 2000)	8-K	10.5	12/13/2021
10.14++^	Second Amended and Restated Master Automation Agreement, dated May 20, 2022, among Walmart Inc., Symbotic LLC and Warehouse Technologies LLC	S-4	10.32	5/23/2022
10.15#	Offer Letter, dated as of April 21, 2017, between Symbotic LLC and Michael Dunn	8-K	10.17	6/13/2022
10.16#	Offer Letter, dated September 1, 2020, between Symbotic LLC and Thomas Ernst	8-K	10.18	6/13/2022
10.17#	Offer Letter, dated January 13, 2023 between Symbotic LLC and Walter Odisho	10-Q	10.1	2/08/2024
10.18	Investment and Subscription Agreement, dated as of December 12, 2021, between Warehouse Technologies LLC and Walmart, Inc.	S-4	10.33	5/23/2022
10.19++^	Framework Agreement, dated July 23, 2023, among Symbotic Inc., Symbotic Holdings LLC, Symbotic LLC, Sunlight Investment Corp., SVF II Strategic Investments AIV LLC and GreenBox Systems LLC	8-K	10.1	7/24/2023
10.20++^	Amended and Restated Limited Liability Company Agreement of GreenBox Systems LLC, dated September 25, 2024, among GreenBox Systems LLC, Symbotic Holdings LLC and Sunlight Investment Corp.	10-K	10.20	12/04/2024
10.21++^	Master Services, License and Equipment Agreement, dated July 23, 2023, between GreenBox Systems LLC and Symbotic LLC	8-K	10.3	7/24/2023
10.22#	Separation Agreement and General Release of Claims, dated November 19, 2022, between Symbotic Inc. and Michael J. Loparco	8-K	10.1	11/21/2022
10.23#	Transition Agreement, dated October 1, 2023, between Symbotic LLC and Thomas Ernst	8-K	10.1	10/02/2023
10.24#	Offer Letter, dated September 17, 2023, between Symbotic LLC and Carol Hibbard	8-K	10.2	10/02/2023
10.25#	Offer Letter, dated February 10, 2020, between Symbotic LLC and William Boyd	10-K	10.25	12/04/2024
10.26#	Offer Letter, dated November 7, 2011, between Symbotic LLC (f/k/a CasePick Systems, LLC) and Corey Dufresne	10-K	10.27	12/04/2024
10.27#	Separation and Severance Agreement, dated April 1, 2014, between Symbotic LLC and Corey Dufresne	10-K	10.28	12/04/2024
19.1	Symbotic Inc. Insider Trading Policy
21.1	List of Subsidiaries of Symbotic Inc.
23.1	Consent of Grant Thornton LLP
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Symbotic Inc. Clawback Policy: Recovery of Erroneously Awarded Incentive-Based Compensation	10-K	97.1	12/11/2023

101.INS	Inline Instance Document
101.SCH	Inline Taxonomy Extension Schema Document
101.CAL	Inline Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline Taxonomy Extension Definition Linkbase Document
101.LAB	Inline Taxonomy Extension Label Linkbase Document
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	Indicates management contract or compensatory plan
++	Certain of the exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. We agree to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
^	Certain confidential information, marked by brackets and asterisks, has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because we customarily and actually treat such information as private or confidential and the omitted information is not material.

(c)    Not applicable.

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYMBOTIC INC.

Date: November 24, 2025	By:	/s/ Maria G. Freve
	Name:	Maria G. Freve
	Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Richard B. Cohen	Chief Executive Officer, President and Director	November 24, 2025
Richard B. Cohen	(Principal Executive Officer)

/s/ Izilda Martins	Chief Financial Officer and Treasurer	November 24, 2025
Izilda Martins	(Principal Financial Officer)

/s/ Maria G. Freve	Vice President, Controller and Chief Accounting Officer	November 24, 2025
Maria G. Freve	(Principal Accounting Officer)

/s/ Eric Branderiz	Director	November 24, 2025
Eric Branderiz

/s/ Rollin Ford	Director	November 24, 2025
Rollin Ford

/s/ Charles Kane	Director	November 24, 2025
Charles Kane

/s/ Todd Krasnow	Director	November 24, 2025
Todd Krasnow

/s/ Vikas J. Parekh	Director	November 24, 2025
Vikas J. Parekh

/s/ Daniela Rus	Director	November 24, 2025
Daniela Rus

/s/ Andrew Ross	Director	November 24, 2025
Andrew Ross

/s/ Merline Saintil	Director	November 24, 2025
Merline Saintil