Form 10-Q
period 2025-12-27
Symbotic Inc.
filed 2026-02-04
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025
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

As of February 2, 2026, the following shares of common stock were outstanding:
125,753,388 shares of Class A common stock, par value $0.0001 per share
72,859,208 shares of Class V-1 common stock, par value $0.0001 per share
403,559,196 shares of Class V-3 common stock, par value $0.0001 per share

i

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about the Company’s ability to, or expectations that it will:
•meet the technical requirements of existing or future agreements with its customers, including with respect to existing backlog;
•expand its target customer base and maintain its existing customer base;
•realize the benefits expected from its GreenBox Systems LLC joint venture, which is now doing business as Exol (“Exol”), the commercial agreement with Exol, the commercial agreement with Nueva Wal Mart de México, S. de R.L. de C.V and the acquisition of the Advanced Systems and Robotics business from Walmart;
•realize its outlook, including its system gross margin;
•anticipate industry trends;
•maintain and enhance its systems;
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
•maintain the listing of the Symbotic common stock on Nasdaq; and
•effectively respond to general economic and business conditions.
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
•business disruption;
•disruption to the business due to Symbotic’s dependency on Walmart;
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
Such forward-looking statements involve risks and uncertainties that may cause actual events, results or performance to differ materially from those indicated by such statements. Certain of these risks are identified and discussed in other sections of this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on November 24, 2025. These risk factors will be important to consider in determining future results and should be reviewed in their entirety. These forward-looking statements are expressed in good faith, and the Company believes there is a reasonable basis for them. However, there can be no assurance that the events, results or trends identified in these forward-looking statements will occur or be achieved. Forward-looking statements are provided for the purposes of assisting the reader in understanding the Company’s financial performance, financial position and cash flows as of and for periods ended on certain dates and to present information about management’s current expectations and plans relating to the future, and the reader is cautioned not to place undue reliance on these forward-looking statements because of their inherent uncertainty and to appreciate the limited purposes for which they are being used by management. While the Company believes that the assumptions and expectations reflected in the forward-looking statements are reasonable based on information currently available to management, there is no assurance that such assumptions and expectations will prove to have been correct.
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
In addition to factors previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on November 24, 2025, and those identified elsewhere in this Quarterly Report on Form 10-Q, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: failure to realize the benefits expected from adding to Symbotic’s base of outsourcing partners and the effects of pending and future legislation.
Annualized and estimated numbers are not forecasts and may not reflect actual results.
In this Quarterly Report on Form 10-Q, the terms “Symbotic,” “we,” “us,” and “our” refer to Symbotic Inc. and its subsidiaries, unless the context indicates otherwise.

iii

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Symbotic Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	December 27, 2025	September 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,819,102	$1,244,993
Accounts receivable	107,631	186,705
Unbilled accounts receivable	249,589	181,658
Inventories	183,680	164,390
Deferred expenses	27,807	20,532
Prepaid expenses and other current assets	70,393	86,582
Total current assets	2,458,202	1,884,860
Property and equipment, net	115,700	117,649
Intangible assets, net	75,376	79,149
Goodwill	59,871	59,871
Equity method investment	143,523	123,034
Other assets	141,386	131,166
Total assets	$2,994,058	$2,395,729
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$266,102	$286,669
Accrued expenses and other current liabilities	206,874	200,442
Deferred revenue	1,310,702	1,242,312
Total current liabilities	1,783,678	1,729,423
Deferred revenue	188,795	124,932
Other liabilities	61,374	63,629
Total liabilities	2,033,847	1,917,984

Commitments and contingencies (Note 15)	—	—

Equity:
Class A Common Stock, 3,000,000,000 shares authorized, 123,225,754 and 112,635,932 shares issued and outstanding at December 27, 2025 and September 27, 2025, respectively	14	13
Class V-1 Common Stock, 1,000,000,000 shares authorized, 72,982,208 and 74,693,311 shares issued and outstanding at December 27, 2025 and September 27, 2025, respectively	7	7

Class V-3 Common Stock, 450,000,000 shares authorized, 403,559,196 and 403,559,196 shares issued and outstanding at December 27, 2025 and September 27, 2025, respectively	40	40
Additional paid-in capital	1,997,587	1,556,611
Accumulated deficit	(1,331,181)	(1,333,783)
Accumulated other comprehensive loss	(2,693)	(2,695)
Total stockholders’ equity	663,774	220,193
Noncontrolling interest	296,437	257,552
Total equity	960,211	477,745
Total liabilities and equity	$2,994,058	$2,395,729
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	For the Three Months Ended
	December 27, 2025	December 28, 2024
Revenue:
Systems	$590,292	$464,059
Software maintenance and support	10,885	5,525
Operation services	28,808	17,109
Total revenue	629,985	486,693
Cost of revenue:
Systems	469,873	380,990
Software maintenance and support	2,954	1,858
Operation services	23,734	22,829
Total cost of revenue	496,561	405,677
Gross profit	133,424	81,016
Operating expenses:
Research and development expenses	43,006	43,279
Selling, general, and administrative expenses	81,219	60,705
Restructuring charges	2,673	—
Total operating expenses	126,898	103,984
Operating income (loss)	6,526	(22,968)
Other income, net	13,246	7,823
Income (loss) before income tax and equity method investment	19,772	(15,145)
Income tax expense	(615)	(150)
Loss from equity method investment	(5,799)	(1,564)
Net income (loss)	13,358	(16,859)
Net income (loss) attributable to noncontrolling interests	10,756	(13,684)
Net income (loss) attributable to common stockholders	$2,602	$(3,175)

Income (loss) per share of Class A Common Stock:
Basic and Diluted	$0.02	$(0.03)
Weighted-average shares of Class A Common Stock outstanding:
Basic	115,474,119	106,098,566
Diluted	127,870,238	n/a
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Three Months Ended
	December 27, 2025	December 28, 2024
Net income (loss)	$13,358	$(16,859)
Less: Net income (loss) attributable to noncontrolling interests	10,756	(13,684)
Net income (loss) attributable to common stockholders	$2,602	$(3,175)
Other comprehensive income (loss):
Foreign currency translation adjustments	9	(563)
Total other comprehensive income (loss)	9	(563)
Less: other comprehensive income (loss) attributable to noncontrolling interests	7	(461)
Other comprehensive income (loss) attributable to common stockholders	$2	$(102)
Comprehensive income (loss)	13,367	(17,422)
Less: Comprehensive income (loss) attributable to noncontrolling interests	10,763	(14,145)
Total comprehensive income (loss) attributable to common stockholders	$2,604	$(3,277)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share information)

	Three Months Ended December 27, 2025
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 27, 2025	112,635,932	$13	74,693,311	$7	403,559,196	$40	$1,564,815	$(2,695)	$(1,340,862)	$261,895	$483,213
Cumulative effect from change in accounting principle	—	—	—	—	—	—	(8,204)	—	7,079	(4,343)	(5,468)
Net income	—	—	—	—	—	—	—	—	2,602	10,756	13,358
Issuance of common stock in connection with equity offering	8,000,000	1	—	—	—	—	424,367	—	—	—	424,368
Issuance of common stock under stock plans, net of shares withheld for employee taxes	878,719	—	—	—	—	—	—	—	—	—	—
Exchange of Class V-1 common stock	1,711,103	—	(1,711,103)	—	—	—	7,168	—	—	(7,168)	—
Distribution to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	(1,222)	(1,222)
Stock-based compensation	—	—	—	—	—	—	9,441	—	—	36,512	45,953
Other comprehensive income	—	—	—	—	—	—	—	2	—	7	9
Balance at December 27, 2025	123,225,754	$14	72,982,208	$7	403,559,196	$40	$1,997,587	$(2,693)	$(1,331,181)	$296,437	$960,211

	Three Months Ended December 28, 2024
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 28, 2024	104,689,377	$13	76,965,386	$7	404,309,196	$40	$1,522,894	$(2,594)	$(1,323,186)	$192,954	$390,128
Net loss	—	—	—	—	—	—	—	—	(3,175)	(13,684)	(16,859)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,652,671	—	—	—	—	—	(3,012)	—	—	—	(3,012)
Exchange of Class V-1 and V-3 common stock	179,867	—	(179,867)	—	—	—	1,044	—	—	(1,044)	—
Cancellation of Class V-1 common stock	—	—	(196,901)	—	—	—	—	—	—	—	—
Distributions to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	(850)	(850)
Stock-based compensation	—	—	—	—	—	—	4,456	—	—	20,115	24,571
Other comprehensive loss	—	—	—	—	—	—	—	(102)	—	(461)	(563)
Balance at December 28, 2024	106,521,915	$13	76,588,618	$7	404,309,196	$40	$1,525,382	$(2,696)	$(1,326,361)	$197,030	$393,415
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Three Months Ended
	December 27, 2025	December 28, 2024
Cash flows from operating activities:
Net income (loss)	$13,358	$(16,859)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,704	6,860
Amortization of leases	1,388	785
Loss from equity method investment	5,799	1,564
Foreign currency losses (gains)	27	(32)
Gain on investments	—	—
Provision for excess and obsolete inventory	4,832	688
Loss on disposal of assets	—	201
Stock-based compensation	45,941	24,603
Gain from strategic investment fair value adjustment	(1,661)	—
Changes in operating assets and liabilities:
Accounts receivable	79,090	67,376
Inventories	(24,122)	(10,425)
Prepaid expenses and other current assets	(51,726)	10,826
Deferred expenses	(7,275)	(2,164)
Other assets	2,335	(2,643)
Accounts payable	(23,857)	31,145
Accrued expenses and other current liabilities	8,718	45,540
Deferred revenue	132,244	58,336
Other liabilities	(2,255)	(10,774)
Net cash provided by operating activities	191,540	205,027
Cash flows from investing activities:
Purchases of property and equipment and capitalization of internal use software development costs	(2,052)	(7,357)
Acquisitions of strategic investments	(38,528)	(17,992)
Net cash used in investing activities	(40,580)	(25,349)
Cash flows from financing activities:
Payment for taxes related to net share settlement of stock-based compensation awards	—	(3,012)
Proceeds from issuance of Class A common stock	424,368	—
Distributions to or on behalf of Symbotic Holdings LLC partners	(1,222)	(850)
Net cash provided by (used in) financing activities	423,146	(3,862)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	8	(84)
Net increase in cash, cash equivalents, and restricted cash	574,114	175,732
Cash, cash equivalents, and restricted cash — beginning of period	1,247,193	730,354
Cash, cash equivalents, and restricted cash — end of period	$1,821,307	$906,086

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$7,988
Transfer of equipment from inventories to property and equipment	$—	$7,982
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

2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes prepared in accordance with GAAP have been condensed in, or omitted from, these interim financial statements. Accordingly, these unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto as of and for the year ended September 27, 2025, which are included within the Company’s Annual Report on Form 10-K filed with the SEC on November 24, 2025. The September 27, 2025 condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements and related notes thereto as of and for the year ended September 27, 2025. Except as noted below, there have been no material changes to the significant accounting policies during the three month period ended December 27, 2025.
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
The following table summarizes the end-of-period cash and cash equivalents from the Company’s consolidated balance sheets and the total cash, cash equivalents, and restricted cash as presented on the accompanying consolidated statements of cash flows (in thousands):

	Three Months Ended
	December 27, 2025	December 28, 2024
Cash and cash equivalents	$1,819,102	$903,034
Restricted cash classified in:
Prepaid expenses and other current assets	—	870
Other long-term assets	2,205	2,182
Cash, cash equivalents, and restricted cash shown in the statements of cash flows	$1,821,307	$906,086
Volume of Business
The Company has concentration in the volume of purchases it conducts with its suppliers. For the three months ended December 27, 2025, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases from this supplier amounted to $76.2 million. For the three months ended December 28, 2024, there were two suppliers that accounted for greater than 10% of total purchases, and the aggregate purchases from these suppliers amounted to $87.1 million.
Recent Accounting Pronouncements
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
Change in Accounting Principle - Stock-Based Compensation
In the first quarter of fiscal year 2026, the Company changed its stock-based compensation policy for recognizing expense for graded vesting awards with only service conditions from the accelerated attribution method to the straight-line attribution method. In connection with the Business Combination in June 2022, the Company granted restricted stock unit

(“RSU”) awards with accelerated vesting terms. As those initial RSU awards with accelerated vesting terms have fully vested since the Business Combination, the Company believes the straight-line attribution method for stock-based compensation expense for awards solely subject to time-based vesting conditions is the preferable accounting policy in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation, because it more accurately reflects how the Company’s ongoing equity awards are earned over the service period and is the predominant method used in its industry. The Company applied the change retrospectively adjusting all periods presented and recorded a cumulative effect adjustment to additional paid-in capital, prepaid expenses and other current assets, and accumulated deficit as of September 28, 2025, resulting in a decrease to additional paid-in capital of $44.1 million, a decrease in GreenBox Systems LLC, which is now doing business as Exol (“Exol”) accounts receivable due from the shared services agreement of $5.5 million and a decrease to accumulated deficit of $38.6 million before giving effect to the impact to the noncontrolling interest. For the year ended September 28, 2024, the cumulative effect of the change in accounting principle on additional paid-in capital and accumulated deficit was an increase to additional paid-in capital of $0.8 million and a decrease to accumulated deficit of $0.7 million.
The following tables present the effect of the change in accounting policy and the impact on the Company’s unaudited condensed consolidated financial statements and the consolidated financial statements for the periods presented (in thousands, except per share data):

	As of December 27, 2025
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Prepaid expenses and other current assets	$72,610	$70,393	$(2,217)
Additional paid-in capital	1,999,954	1,997,587	(2,367)
Accumulated deficit	(1,332,993)	(1,331,181)	1,812
Noncontrolling interest	$298,099	$296,437	$(1,662)

	As of September 27, 2025
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Prepaid expenses and other current assets	$92,050	$86,582	$(5,468)
Additional paid-in capital	$1,564,815	$1,556,611	$(8,204)
Accumulated deficit	(1,340,862)	(1,333,783)	7,079
Noncontrolling interest	$261,895	$257,552	$(4,343)

	For the Three Months Ended
	December 27, 2025
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Systems cost of revenue	$472,624	$469,873	$(2,751)
Software maintenance and support cost of revenue	3,061	2,954	(107)
Operation services cost of revenue	23,781	23,734	(47)
Total cost of revenue	499,466	496,561	(2,905)
Gross profit	130,519	133,424	2,905
Research and development expenses	43,770	43,006	(764)
Selling, general, and administrative expenses	86,853	81,219	(5,634)
Total operating expenses	133,296	126,898	(6,398)
Operating income	(2,777)	6,526	9,303
Income before income tax and equity method investment	10,469	19,772	9,303
Income tax expense	(615)	(615)	—
Net income	4,055	13,358	9,303
Net income attributable to noncontrolling interests	3,266	10,756	7,490
Net income attributable to common stockholders	$789	$2,602	$1,813

Income per share of Class A Common Stock:
Basic and Diluted	$0.01	$0.02	$0.01

	For the Three Months Ended
	December 28, 2024
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Systems cost of revenue	$381,819	$380,990	$(829)
Software maintenance and support cost of revenue	1,884	1,858	(26)
Operation services cost of revenue	22,951	22,829	(122)
Total cost of revenue	406,654	405,677	(977)
Gross profit	80,039	81,016	977
Research and development expenses	43,592	43,279	(313)
Selling, general, and administrative expenses	61,076	60,705	(371)
Total operating expenses	104,668	103,984	(684)
Operating loss	(24,629)	(22,968)	1,661
Loss before income tax and equity method investment	(16,806)	(15,145)	1,661
Income tax expense	(150)	(150)	—
Net loss	(18,520)	(16,859)	1,661
Net loss attributable to noncontrolling interests	(15,044)	(13,684)	1,360
Net loss attributable to common stockholders	$(3,476)	$(3,175)	$301

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.03)	$(0.03)	$—

	For the Three Months Ended
	December 27, 2025
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Cash flows from operating activities:
Net income	$4,055	$13,358	$9,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,704	8,704	—
Amortization of leases	1,388	1,388	—
Loss on equity method investment	5,799	5,799	—
Foreign currency losses	27	27	—
Provision for excess and obsolete inventory	4,832	4,832	—
Stock-based compensation	57,461	45,941	(11,520)
Gain from strategic investment fair value adjustment	(1,661)	(1,661)	—
Changes in operating assets and liabilities:
Accounts receivable	79,090	79,090	—
Inventories	(24,122)	(24,122)	—
Prepaid expenses and other current assets	(53,943)	(51,726)	2,217
Deferred expenses	(7,275)	(7,275)	—
Other assets	2,335	2,335	—
Accounts payable	(23,857)	(23,857)	—
Accrued expenses and other current liabilities	8,718	8,718	—
Deferred revenue	132,244	132,244	—
Other liabilities	(2,255)	(2,255)	—
Net cash provided by operating activities	$191,540	$191,540	$—

	For the Three Months Ended
	December 28, 2024
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Cash flows from operating activities:
Net loss	$(18,520)	$(16,859)	$1,661
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,860	6,860	—
Amortization of leases	785	785	—
Loss on equity method investment	1,564	1,564	—
Foreign currency (gains) losses	(32)	(32)	—
Loss on disposal of assets	201	201	—
Provision for excess and obsolete inventory	688	688	—
Stock-based compensation	26,773	24,603	(2,170)
Changes in operating assets and liabilities:
Accounts receivable	67,376	67,376	—
Inventories	(10,425)	(10,425)	—
Prepaid expenses and other current assets	10,317	10,826	509
Deferred expenses	(2,164)	(2,164)	—
Other assets	(2,643)	(2,643)	—
Accounts payable	31,145	31,145	—
Accrued expenses and other current liabilities	45,540	45,540	—
Deferred revenue	58,336	58,336	—
Other liabilities	(10,774)	(10,774)	—
Net cash provided by operating activities	$205,027	$205,027	$—
3. Noncontrolling Interests
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company.
The following table summarizes the ownership of the stock of the Company for the three months ended December 27, 2025.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at September 27, 2025	112,635,932	478,252,507	590,888,439
Issuances	8,878,719	—	8,878,719
Exchanges	1,711,103	(1,711,103)	—
Balance at December 27, 2025	123,225,754	476,541,404	599,767,158	20.5%	79.5%	100%

The following table summarizes the ownership of the stock of the Company for the three months ended December 28, 2024.

	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at September 28, 2024	104,689,377	481,274,582	585,963,959
Issuances	1,652,671	—	1,652,671
Exchanges	179,867	(179,867)	—
Cancellations	—	(196,901)	(196,901)
Balance at December 28, 2024	106,521,915	480,897,814	587,419,729	18.1%	81.9%	100%
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

Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	December 27, 2025	September 27, 2025
Accounts receivable	$107,631	$186,705
Unbilled accounts receivable	$249,589	$181,658
Contract liabilities	$1,499,497	$1,367,244
The change in the opening and closing balances of the Company’s accounts receivable primarily results from the increase in customer System implementations in the current fiscal year as well as the timing of when customer payments are due. The change in the opening and closing balances of the Company’s unbilled accounts receivable and contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. When satisfaction of the performance obligations occurs in advance of invoicing or payment being received, an unbilled accounts receivable is generated. During the three months ended December 27, 2025, the Company recognized $408.2 million of the contract liability balance at September 27, 2025, as revenue upon transfer of the products or services to customers.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of December 27, 2025 was $22.3 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement (“MAA”) with Walmart Inc. (“Walmart”) to implement Systems in all of Walmart’s 42 regional distribution centers (“2025 Walmart MAA”), and in connection with the Commercial Agreement with Exol, under which Symbotic will implement its System into Exol distribution center locations. As the Company accounts for Exol as an equity method investment, the remaining performance obligation includes the Company’s proportionate share of unconsolidated variable interest entity contracts. In addition, the contingent promise to purchase 400 automated systems for online pickup and delivery at Walmart stores under the 2025 Walmart MAA could increase the Company’s future remaining performance obligation by more than $5.0 billion. The Company expects to recognize approximately 13% of its remaining performance obligations as revenue in the next 12 months, approximately 62% of its remaining performance obligations as revenue within the following 13 to 60 months, and the remaining thereafter, which is dependent on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less or for performance obligations where revenue is recognized under the right to invoice practical expedient.
Significant Customers
For the three months ended December 27, 2025 and December 28, 2024, there was one customer, including all affiliates, subsidiaries, and consolidated entities, that individually accounted for 10% or more of total revenue. The following table represents this customer’s aggregate percent of total revenue.

	Three Months Ended
	December 27, 2025	December 28, 2024
Customer A	85.6%	86.1%

At December 27, 2025, three customers accounted for over 10% of the Company’s accounts receivable balance. At September 27, 2025, one customer accounted for over 10% of the Company’s accounts receivable balance. The following table represents these customers’ aggregate percent of total accounts receivable. The symbol “n/a” indicates that such customer’s accounts receivable balance at the period indicated within the table did not exceed 10% of the Company’s accounts receivable balance.

	December 27, 2025	September 27, 2025
Customer A	25.6%	75.8%
Customer B	41.4%	n/a
Customer C	16.7%	n/a
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
5. Leases
The Company leases office space in Wilmington, Massachusetts, Montreal, Canada, Plant City, Florida, Andover, Massachusetts, Milpitas, California, Coppell, Texas, and Ho Chi Minh City, Vietnam through operating lease arrangements. The Company has no finance lease agreements. The operating lease arrangements expire at various dates through December 2030.
The following table presents the balance sheet location of the Company’s operating leases for each of the periods presented (in thousands):

	December 27, 2025	September 27, 2025
ROU assets:
Other assets	$22,082	$23,469

Lease Liabilities:
Accrued expenses and other current liabilities	$8,069	$7,722
Other liabilities	21,951	23,958
Total lease liabilities	$30,020	$31,680
The following table presents maturities of the Company’s operating lease liabilities as of December 27, 2025, presented under ASC Topic 842, Leases (in thousands):

December 27, 2025
Remaining fiscal year 2026	$7,525
Fiscal year 2027	9,395
Fiscal year 2028	5,595
Fiscal year 2029	5,473
Fiscal year 2030 and thereafter	7,099
Total future minimum payments	$35,087
Less: Implied interest	(5,067)
Total lease liabilities	$30,020
The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of December 27, 2025 was 7.5%.

As of December 27, 2025, the weighted-average remaining lease term of the Company’s operating leases was approximately 2.6 years. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $1.7 million for the three months ended December 27, 2025.
6. Inventories
Inventories at December 27, 2025 and September 27, 2025 consist of the following (in thousands):

	December 27, 2025	September 27, 2025
Raw materials and components	$127,133	$133,989
Finished goods	56,547	30,401
Total inventories	$183,680	$164,390
7. Property and Equipment
Property and equipment at December 27, 2025 and September 27, 2025 consists of the following (in thousands):

	December 27, 2025	September 27, 2025
Computer equipment and software, furniture and fixtures, test equipment, and other equipment	$153,836	$151,729
Internal use software	5,053	5,590
Leasehold improvements	12,068	10,641
Total property and equipment	170,957	167,960
Less accumulated depreciation	(55,257)	(50,311)
Property and equipment, net	$115,700	$117,649
For the three months ended December 27, 2025 and December 28, 2024, depreciation expense was $4.9 million and $6.2 million, respectively.
8. Business Acquisitions
An immaterial amount of business acquisition-related costs were incurred during the three months ended December 27, 2025. Separate financial results and pro forma financial information for ASR (defined below) have not been presented as the effect of this acquisition was not material to the Company’s financial results.
Advanced Systems & Robotics Inc.
On January 27, 2025, the Company acquired all of the outstanding equity interests of Walmart’s Advanced Systems & Robotics Inc. (“ASR”) for $200.0 million in cash (the “ASR Acquisition) pursuant to a Purchase and Sale Agreement with Walmart (the “ASR Purchase Agreement”). The ASR Acquisition is intended to expand the long-standing relationship between Walmart and the Company with the aim of developing an integrated automated supply chain, which is expected to broaden the Company’s product offering beyond the traditional warehouse to eCommerce settings for last mile delivery. As of December 27, 2025, the purchase price allocation is preliminary, pending finalization of valuations and the impact of income taxes. There were no measurement period adjustments during the three months ended December 27, 2025.
The preliminary allocation of the purchase price for ASR and fair values of the assets acquired and liabilities assumed were as follows (in thousands):

Total purchase price	$200,000
Consideration payable to customer	(45,000)
Employee cost reimbursement asset	(13,169)
Purchase price - business combination	$141,831

Allocation of the purchase price - business combination
Inventories	$13,749
Prepaid expenses and other current assets	24,634
Property and equipment, net	4,261
Intangible assets	78,000
Other assets	2,223
Total assets acquired	122,867
Accrued expenses and other current assets	38,296
Other liabilities	2,611
Total liabilities assumed	40,907
Identifiable net assets acquired	81,960
Goodwill	59,871
Total purchase price allocation	$141,831
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
The following table presents acquired intangible assets that are subject to amortization as of December 27, 2025 (in thousands). There were no acquired intangible assets that are subject to amortization as of December 28, 2024.

		December 27, 2025
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	6.5	$89,943	$(14,567)	$75,376
Total		$89,943	$(14,567)	$75,376
For the three months ended December 27, 2025 and December 28, 2024, amortization expense was $3.8 million and $0.7 million, respectively.

The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated (in thousands):

Developed Technology
Remaining fiscal year 2026	$11,317
Fiscal year 2027	15,089
Fiscal year 2028	12,016
Fiscal year 2029	11,108
Fiscal year 2030 and thereafter	25,846
Total	$75,376
The carrying amount of goodwill at December 27, 2025 was $59.9 million. As a result of the ASR Acquisition, the Company recorded $59.9 million of goodwill. Prior to the ASR Acquisition, the Company did not have goodwill on its consolidated balance sheets. The Company tests goodwill for impairment at least annually. Through the date the interim condensed consolidated financial statements were issued, no triggering events have occurred that would indicate that a potential impairment exists.
10. Restructuring Charges
During the third quarter of fiscal year 2025, management committed to a reduction of the Company’s workforce by approximately 325 employees primarily related to employees that joined the Company’s workforce in connection with the ASR Acquisition. This workforce reduction was substantially completed by December 27, 2025. In the first quarter of fiscal year 2026, management committed to a reduction of the Company’s workforce by approximately 115 employees across the organization to align resource investment to business needs. This workforce reduction is expected to be substantially completed in the second quarter of fiscal year 2026. The costs incurred related to employee severance are recorded as a liability when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these charges is included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. As the ASR Purchase Agreement contemplated reimbursement for certain types of restructuring costs, a receivable was recorded as part of purchase accounting, which is included within prepaid expenses and other current assets in the purchase price allocation in Note 8, Business Acquisitions.
The following table presents the activity related to the Company’s severance liability as of December 27, 2025 (in thousands).

December 27, 2025
Severance liability at September 27, 2025	$1,039
Severance charges	2,813
Cash paid and other	(264)
Severance liability at December 27, 2025	$3,588
The Company did not have material severance activity for the three months ended December 28, 2024. For the three months ended December 27, 2025, the Company recognized $2.7 million of restructuring expense, which is included within restructuring charges on the Company’s condensed consolidated statements of operations.
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
For the three months ended December 27, 2025 and December 28, 2024, the Company recorded a current income tax expense of $0.6 million and $0.2 million, respectively. For the three months ended December 27, 2025, the Company incurred a pre-tax profit, and for the three months ended December 28, 2024, the Company incurred a pre-tax loss. The Company recorded a full valuation allowance against its domestic deferred tax assets and a partial valuation allowance against its foreign deferred tax assets. The Company incurs state tax expense by Symbotic LLC at the flow-through entity level and foreign tax expense at its foreign subsidiaries. The effective tax rate for the three months ended December 27, 2025 was 4.4% as compared to an effective tax rate of (0.8)% for the three months ended December 28, 2024. The effective tax rate differs from the federal statutory income tax rate primarily due to the flow-through entity level taxes and the effect of the valuation allowance against the Company’s net federal, state, and foreign deferred income taxes.
As of December 27, 2025, the Company continues to conclude that the negative evidence regarding its ability to realize its deferred tax assets outweighs the positive evidence, and the Company has a full valuation allowance against its domestic, federal, and state net deferred tax assets and a partial valuation allowance against its foreign net deferred tax assets. The Company has a history of cumulative pre-tax losses for the three previous fiscal years which it believes represents significant negative evidence in evaluating whether its deferred tax assets are realizable. Given these cumulative losses, lack of forecast history, the competitive environment, and uncertainty of general economic conditions, the Company does not believe it can rely on projections of future taxable income exclusive of reversing taxable temporary differences to support the realization of its deferred tax assets. In upcoming quarters, the Company will continue to evaluate both the positive and negative evidence surrounding its ability to realize its deferred tax assets.
Tax Receivable Agreement
As of December 27, 2025, future payments under the Tax Receivable Agreement (“TRA”) with respect to the purchase of Symbotic Holdings units which occurred as part of or subsequent to the Business Combination are expected to be $464.7 million. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by the Company as a result of exchanges by its pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income or loss before taxes on the condensed consolidated statements of operations in the period in which the change occurs. As of December 27, 2025, no TRA liability was recorded based on the amount expected to be paid for cash tax savings related to fiscal year 2026. No TRA liability was recorded for periods after fiscal year 2026 based on current projections or future taxable income and taking into consideration the Company’s full valuation allowance against its net deferred tax asset.
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
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market
Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability
The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of December 27, 2025 and September 27, 2025 (in thousands):

	December 27, 2025				September 27, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,572,537	$—	$—	$1,572,537	$1,193,375	$—	$—	$1,193,375
Warrant fair value	—	16,789	—	16,789	—	16,789	—	16,789
Strategic investments	—	—	44,995	44,995	—	—	43,334	43,334
Total assets	$1,572,537	$16,789	$44,995	$1,634,321	$1,193,375	$16,789	$43,334	$1,253,498

The Company had no liabilities measured and recorded at fair value on a recurring basis as of December 27, 2025 and September 27, 2025.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the condensed consolidated balance sheets. At December 27, 2025, the fair value of the warrant issued as described in Note 13, Derivative Instruments, is classified as Level 2. Level 2 securities are priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. Certain non-marketable strategic investments measured at fair value on a non-recurring basis are classified as Level 3 as their fair value measurements may include a combination of observable and unobservable inputs. Other certain non-marketable strategic investments are carried at cost and are subject to remeasurement only upon the occurrence of a triggering event.
Strategic Investments
Strategic investments that consist of non-controlling equity investments without readily determinable fair values in privately held companies for which the Company does not have the ability to exercise significant influence are measured under the measurement alternative method. The Company has not elected the fair value option for these investments. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the consolidated statements of operations. The Company held $21.7 million of strategic investments without readily determinable fair values at December 27, 2025 and $20.0 million of strategic investments without readily determinable fair values at September 27, 2025. These investments are included in other assets on the consolidated balance sheets.
The Company adjusts the fair values of its strategic investments based on observable price changes. A fair value adjustment resulting from an increase in fair value on strategic investments of $1.7 million was recorded to “other income, net” for the three months ended December 27, 2025. There were no losses, or impairments recorded for the three months ended December 27, 2025.
The Company has certain other non-marketable strategic investments measured at fair value on a non-recurring basis. The Company has not elected the fair value option for these investments. The Company held $23.3 million of these investments at December 27, 2025 and September 27, 2025. These investments are included in other assets on the consolidated balance sheets.
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
The warrants are accounted for as a derivative under ASC Topic 815, Derivatives and Hedging, as a result of certain net settlement provisions in the warrant agreements. The Company reports the warrants at their fair values within “other assets” in its condensed consolidated balance sheets and changes in the fair value of the warrants are recognized in “other income, net” on its condensed consolidated statements of operations. The day-one value attributable to the other side of the warrants is reported within “other liabilities” in the Company’s condensed consolidated balance sheets and will be amortized over the life of the applicable development and production milestones as determined in the development and supply agreement. The fair value of the warrants recognized within “other assets” on the Company’s condensed consolidated balance sheets at December 27, 2025 is $16.8 million. There is no impact recorded to “other income, net” on the Company’s condensed consolidated statements of operations for the three months ended December 27, 2025 as there has been no change to the fair value of the warrants during the three months ended December 27, 2025.
14. Related Party Transactions
ASC Topic 850, Related Party Disclosures (“ASC Topic 850”) provides guidance for the identification of related parties and the disclosure of related party transactions. Related parties are generally defined as (i) affiliates of the Company; (ii)

owners of more than 10% of the voting interests of the Company and members of their immediate families; (iii) management of the Company and members of their immediate families; (iv) other parties which directly or indirectly control, are controlled by, or are under common control with the Company; or (v) other parties who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company assesses related parties each reporting period. For the period ending December 27, 2025, the Company determined that C&S Wholesale Grocers, Inc. (“C&S”), Exol, and certain current holders of Symbotic Holdings were each a related party under ASC Topic 850. The following transactions were related party transactions under ASC Topic 850.
Aircraft Time Sharing Agreement
In December 2021 and May 2022, the Company entered into aircraft time-sharing agreements with C&S with respect to private aircraft owned by them, whereby the Company’s executives may utilize two C&S aircraft on an as-needed and as-available basis, with no minimum usage being required. As there is no defined period of time stated within these aircraft time-sharing agreements, the Company does not consider these to meet the definition of a lease, and as such, records payments in the period in which the obligation for the payment is incurred. For the three months ended December 27, 2025 and December 28, 2024, the Company incurred expense of $0.5 million and $0.4 million, respectively, related to these aircraft time-sharing agreements.
Usage of Facility and Employee Services
The Company has a license arrangement with C&S whereby C&S is providing receiving and logistics services for the Company within a C&S distribution facility. The arrangement also provides for C&S employees assisting with certain of the Company’s operations. For the three months ended December 27, 2025 and December 28, 2024, the Company incurred expense of $0.4 million and $0.4 million, respectively, related to this arrangement.
Operating Lease Agreements
In fiscal year 2025, the Company entered into lease agreements with C&S for the lease of warehouse space in Plant City, FL and Coppell, TX. The Company’s estimated lease term for these lease agreements is for 2 years. Combined, the Company recognized $0.6 million and less than $0.1 million in rent expense for the three months ended December 27, 2025 and December 28, 2024, respectively.
Customer Contracts
The Company has customer contracts with C&S relating to System implementations, software maintenance services and the operations of Systems. For the three months ended December 27, 2025 and December 28, 2024, revenue of $1.1 million and $2.2 million was recognized, respectively, relating to these customer contracts.
There was $4.3 million unbilled accounts receivable and accounts receivable due from C&S at December 27, 2025, and $2.4 million unbilled accounts receivable and accounts receivable due from C&S at September 27, 2025.
There was $2.2 million and $0.5 million of deferred revenue related to contracts with C&S at December 27, 2025 and September 27, 2025, respectively.
Exol
The Company has a customer contract relating to System implementations and shared services with Exol. For the three months ended December 27, 2025 and December 28, 2024, revenue of $38.2 million and $2.7 million was recognized, respectively, relating to this customer contract.
There was $69.7 million and $0.6 million unbilled accounts receivable and accounts receivable due from the customer contract at December 27, 2025, and September 27, 2025, respectively.
There was $0.9 million and $13.1 million accounts receivable due from the shared service agreement at December 27, 2025 and September 27, 2025, respectively.
There was $175.1 million and $142.7 million of deferred revenue related to contracts with Exol at December 27, 2025 and September 27, 2025, respectively.
The transaction price allocated to performance obligations that are unsatisfied as of December 27, 2025 was $11.6 billion.

Cash funding of $38.5 million and $6.8 million was made by the Company to Exol in relation to the VIE (as further described in Note 16, Variable Interest Entities) for the three months ended December 27, 2025 and December 28, 2024, respectively.
Tax Distribution to Symbotic Holdings LLC partners
Pursuant to the Second Amended and Restated Limited Liability Company Agreement of Symbotic Holdings, Symbotic LLC makes pro rata tax distributions to the holders of Symbotic Holdings’ units in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Symbotic Holdings that is allocated to them. For the three months ended December 27, 2025 and December 28, 2024, there were $1.2 million and $0.9 million of tax distributions made by the Company to or on behalf of its members, of which $1.2 million and $0.8 million was distributed to or on behalf of those who met the definition of a related party in accordance with ASC Topic 850, respectively.
15. Commitments and Contingencies
Purchase Obligations
The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased and fixed, minimum, or variable price provisions. As of December 27, 2025, the purchase commitments covered by these arrangements are $781.3 million in the aggregate, of which $710.9 million are less than one year.
Lease Commitments
The Company leases certain of its facilities under operating leases expiring in various years through 2030. Refer to Note 5, Leases, for a schedule of future lease payments under non-cancellable leases as of December 27, 2025.
Warranty
The Company provides a limited warranty on its Systems and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets.
Activity related to the warranty accrual is as follows (in thousands):

	Three Months Ended
	December 27, 2025	December 28, 2024
Balance at beginning of period	$43,607	$31,935
Provision	3,449	7,320
Warranty usage	(2,893)	(2,392)
Balance at end of period	$44,163	$36,863
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
On July 11, 2025, plaintiffs filed an amended complaint captioned Traina v. Symbotic Inc. et al., Case No. 24-cv-12196. Like the Decker complaint, the amended complaint asserts claims for violations of federal securities laws against the Company and four officers of the Company on the grounds that the Company made false and/or misleading statements or omissions related to its financial results, deployment times, revenue recognition, and internal controls. Based on these allegations, the plaintiffs bring claims seeking unspecified damages, attorneys’ fees, expert fees, and other costs and relief on behalf of themselves and a putative class of persons who purchased stock of the Company between November 20, 2023 and February 5, 2025.
The Company filed a motion to dismiss the amended complaint on September 11, 2025. The plaintiffs filed an opposition to the motion to dismiss on November 11, 2025. The Company filed its reply brief in support of its motion to dismiss on December 11, 2025. A hearing on the motion to dismiss was held on December 16, 2025.
The Company intends to vigorously defend these cases. If a court ultimately determines that the Company is liable in either or both of these cases, the Company may be subject to substantial damages. The Company cannot predict with any degree of certainty the outcome of these matters or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages that may have a material adverse impact on the Company’s operations and cash flows. Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of these proceedings will have a material adverse effect on the Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.
Shareholder Derivative Actions
On October 2, 2024, two putative shareholder derivative actions captioned Austen v. Cohen et al., 24-cv-12522 and Kukreja v. Cohen et al., 24-cv-12523 were filed in the United States District Court for the District of Massachusetts by the Company’s alleged shareholders. The actions assert claims on behalf of the Company against certain senior officers and members of its board of directors for, among others, breach of fiduciary duty, unjust enrichment, and violations of federal securities laws based primarily on allegations that the defendants caused or allowed the Company to disseminate misleading and inaccurate information to shareholders in connection with the Company’s expected earnings for the third quarter of fiscal year 2024. The actions seek compensatory damages, changes to corporate governance and internal procedures, restitution, costs and attorneys’ fees, and other unspecified relief. Motions to consolidate the two actions into a single matter, appoint lead plaintiffs’ counsel, and stay any obligation of the defendants to respond to the complaint based on the pendency of the related securities class action lawsuit were granted on November 24, 2025.
The Company intends to vigorously defend these cases. If a court ultimately determines that the Company is liable, the Company may be subject to substantial damages. The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liabilities. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in this matter could expose the Company to substantial damages that may have a material adverse impact on the Company’s operations and cash flows. Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.
Contingencies
Liabilities for any loss contingencies arising from claims, assessments, litigation, fines, penalties, and other matters are recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. Legal costs associated with loss contingencies are expensed as incurred. As of December 27, 2025, the Company has made appropriate provisions related to such matters and does not believe that such matters will have a material adverse effect on the Company’s consolidated operations, financial position, or liquidity.

Indemnifications
In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of December 27, 2025 and September 27, 2025.
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
On July 23, 2023, the Company, New Symbotic Holdings, and Symbotic LLC (collectively, the “Symbotic Group”), entered into a Framework Agreement (the “Framework Agreement”) with Sunlight Investment Corp., a Delaware corporation (“Sunlight”), SVF II Strategic Investments AIV LLC, a Delaware limited liability company (“SVF” and, together with Sunlight, “SoftBank”), and Exol, related to, among other things, the formation of Exol as a venture between the Symbotic Group and SoftBank and a warrant to purchase Class A Common Stock of Symbotic (the “Exol Warrant”). On July 23, 2023, Exol also entered into a Master Services, License and Equipment Agreement with Symbotic LLC with respect to the purchase of Systems (“Exol Commercial Agreement”).
Exol was established on July 21, 2023, to build and automate supply chain networks globally by operating and financing the Company’s artificial intelligence and automation technology for the warehouse. Symbotic Holdings and Sunlight own 35% and 65% of Exol, respectively. The Company evaluated for VIEs upon the formation of Exol in accordance with ASC Topic 810, Consolidation. The Company holds a variable interest in Exol through its equity interest in Exol. Exol is a VIE resulting from Exol’s lack of sufficient equity to finance its operations without additional subordinated financial support from both the Company and SoftBank. The consolidation of Exol is not required as the Company is not the primary beneficiary of this VIE as it does not have the power to direct the activities that most significantly impact Exol’s economic performance. Such power is conveyed through Exol’s board of directors and the Company does not have control over Exol’s board of directors.
The Company’s recorded investments in the unconsolidated VIE and related estimated maximum exposure to loss are as follows (in thousands):

	December 27, 2025
	Investments in Unconsolidated VIE	Symbotic's Maximum Exposure to Loss
Exol	$143,523	$1,521,739
The Company calculated its maximum exposure to loss of $1,521.7 million while considering its equity investment in the VIE, any amounts owed to the Company for services which may have been provided, and future funding commitments of $1,522.6 million. As of December 27, 2025, there is a $143.5 million carrying value of the VIE which represents the amount which the Company has invested in the VIE, net of the Company’s proportionate share of the VIE’s net loss. The Company’s maximum exposure to loss as displayed above does not take into consideration the VIE’s commitment under the Exol Commercial Agreement to reimburse the Company in the event of a termination. If the VIE’s commitment under the Exol Commercial Agreement was taken into consideration, there would be no maximum exposure to loss presented as the VIE’s commitment under the Exol Commercial Agreement exceeds the Company’s future funding commitments.

17. Net Income (Loss) per Share
Basic earnings per share of Class A common stock is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income (loss) attributable to common shareholders adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Since the Company incurred net loss for the three months ended December 28, 2024, diluted weighted-average shares outstanding and diluted net loss per share is the same as basic weighted-average shares outstanding and basic net loss per share.
The following table sets forth the calculation for both basic and diluted earnings per share of Class A common stock (in thousands, except per share information):

	Three Months Ended
	December 27, 2025	December 28, 2024
Net income (loss)	$13,358	$(16,859)
Less: Net income (loss) attributable to the noncontrolling interest	10,756	(13,684)
Net income (loss) attributable to common stockholders	$2,602	$(3,175)

Weighted-average shares outstanding - Basic	115,474,119	106,098,566
Dilutive effect of restricted stock units	12,396,119	n/a
Weighted-average shares outstanding - Diluted	127,870,238	106,098,566
Earnings (loss) per share - Basic	$0.02	$(0.03)
Earnings (loss) per share - Dilutive	$0.02	$(0.03)
The Company’s Class V-1 Common Stock and Class V-3 Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V-1 Common Stock and Class V-3 Common Stock under the two-class method has not been presented.
The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of its equity instruments. The average stock price for the three months ended December 27, 2025 and December 28, 2024 was $65.94 and $28.49, respectively.
Anti-dilutive shares were immaterial for the three months ended December 27, 2025. For the three months ended December 28, 2024, there were 4.0 million potentially dilutive common stock equivalents related to the RSUs which would have been included in the diluted EPS calculation, and 5.4 million anti-dilutive common stock equivalents related to the unvested Exol Warrant that could potentially dilute EPS in the future.
18. Stock-Based Compensation and Warrants
The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended
	December 27, 2025	December 28, 2024
RSUs (service-based and performance-based)	$42,058	$24,164
Employee stock purchase plan	1,029	950
Total stock-based compensation expense	$43,087	$25,114

Effect of stock-based compensation expense on income by line item (in thousands):

	Three Months Ended
	December 27, 2025	December 28, 2024
Cost of revenue, Systems	$11,363	$2,319
Cost of revenue, Software maintenance and support	349	72
Cost of revenue, Operation services	670	342
Research and development	7,616	10,242
Selling, general, and administrative	23,089	12,139
Total stock-based compensation expense	$43,087	$25,114
Exol Warrant
On July 23, 2023, the Company issued the Exol Warrant to Sunlight, which allows Sunlight to acquire up to an aggregate of 11,434,360 shares of the Company’s Class A Common Stock, subject to certain vesting conditions. The Exol Warrant had a grant date fair value of $19.90 per share. The Exol Warrant vests upon conditions defined in the Exol Warrant, as Exol makes additional expenditures to the Company in connection with the Framework Agreement. There are up to eight vesting tranches in the Exol Warrant based on increments of expenditures where approximately 1,429,295 shares may vest per tranche, subject to certain conditions defined in the Exol Warrant. Upon vesting, shares may be acquired at an exercise price of $41.9719 per share. The warrant contains customary anti-dilution, down-round, and change-in-control provisions. The right to purchase shares pursuant to the Exol Warrant expires 36 months following the end of the initial term of the Framework Agreement, which is July 23, 2027, or if applicable, the extension term of the Framework Agreement, which is July 23, 2029. As of December 27, 2025, none of the shares issuable pursuant to the Exol Warrant had vested.
19. Segment and Geographic Information
The Company operates as one operating segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker (“CODM”), which is the Company’s chief executive officer, in deciding how to allocate resources and assess performance. The Company’s CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated basis. There is no expense or asset information, that are supplemental to those disclosed in these consolidated financial statements, that are regularly provided to the CODM. The allocation of resources and assessment of performance of the operating segment is based on consolidated net income (loss) and gross margin as shown in our consolidated statements of operations. The CODM considers net income (loss) and gross margin in the annual forecasting process and reviews actual results when making decisions about allocating resources. Since the Company operates as one operating segment, financial segment information, including profit or loss and asset information, can be found in the consolidated financial statements.

Geographic Information
Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region for the three months ended December 27, 2025 and December 28, 2024 are as follows (in thousands):

	Three Months Ended
	December 27, 2025	December 28, 2024
United States	$605,637	$486,184
International	24,348	509
Total revenue	$629,985	$486,693
Percentage of revenue generated outside of the United States	4%	nil
Total property and equipment, net by geographical region at December 27, 2025 and at September 27, 2025 are as follows (in thousands):

	December 27, 2025	September 27, 2025
United States	$115,694	$117,640
International	6	9
Total property and equipment, net	$115,700	$117,649
Percentage of property and equipment, net held outside of the United States	nil	nil
20. Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto as of and for the year ended September 27, 2025, as included within our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on November 24, 2025. As discussed in the section titled “Cautionary Note on Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
Company Overview
Our vision is to make the supply chain work better for everyone. We do this by developing, commercializing, and deploying innovative and comprehensive technology solutions that dramatically improve supply chain operations. We automate the processing of pallets, cases and items (known as eaches) in warehouses.
Our robotic based automation systems, which include hardware and essential software, move, store and sort cases and eaches in warehouses. Our systems are operational in a number of the world’s largest retailers, including Walmart, wholesale distributors, including C&S Wholesale Grocers, and are being deployed in GreenBox Systems LLC, which is now doing business as Exol (“Exol”), our warehouse-as-a-service joint venture. We have spent significant time working closely with our customers to develop, test and refine our technology. We have approximately $22.3 billion of backlog as of December 27, 2025, of which our agreements with Walmart and Exol comprise the vast majority.
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
In January 2025, we acquired the Advanced Systems and Robotics (“ASR”) business from Walmart and signed a Master Automation Agreement that provides for the development, manufacture and installation of automated systems for online pickup and delivery at Walmart retail stores (“2025 Walmart MAA”). This acquisition added a new product category for us to address the opportunity for automated fulfillment of customer orders at the local and store level, which supports the growth of e-commerce. Under the 2025 Walmart MAA, as of December 27, 2025, we are operating several micro-fulfillment systems, which we will continue to support. We are in the process of developing an advanced micro-fulfillment system for future deployments.
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
Results of Operations for the Three Months Ended December 27, 2025 and December 28, 2024
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended
	December 27, 2025	December 28, 2024
	(in thousands)
Revenue:
Systems	$590,292	$464,059
Software maintenance and support	10,885	5,525
Operation services	28,808	17,109
Total revenue	629,985	486,693
Cost of revenue:
Systems	469,873	380,990
Software maintenance and support	2,954	1,858
Operation services	23,734	22,829
Total cost of revenue	496,561	405,677
Gross profit	133,424	81,016
Operating expenses:
Research and development expenses	43,006	43,279
Selling, general, and administrative expenses	81,219	60,705
Restructuring charges	2,673	—
Total operating expenses	126,898	103,984
Operating income (loss)	6,526	(22,968)
Other income, net	13,246	7,823
Income (loss) before income tax and equity method investment	19,772	(15,145)
Income tax expense	(615)	(150)
Income (loss) from equity method investment	(5,799)	(1,564)
Net income (loss)	$13,358	$(16,859)

	For the Three Months Ended
	December 27, 2025	December 28, 2024
Revenue:
Systems	94%	95%
Software maintenance and support	2	1
Operation services	5	4
Total revenue	100	100
Cost of revenue:
Systems	75	78
Software maintenance and support	—	—
Operation services	4	5
Total cost of revenue	79	83
Gross profit	21	17
Operating expenses:
Research and development expenses	7	9
Selling, general, and administrative expenses	13	12
Restructuring charges	—	—
Total operating expenses	20	21
Operating income (loss)	1	(5)
Other income, net	2	2
Income (loss) before income tax and equity method investment	3	(3)
Income tax expense	—	—
Income (loss) from equity method investment	(1)	—
Net income (loss)	2%	(3)%
*Percentages are based on actual values. Totals may not sum due to rounding.
Three Months Ended December 27, 2025 Compared to the Three Months Ended December 28, 2024
Revenue

	For the Three Months Ended		Change
	December 27, 2025	December 28, 2024	Amount	%
	(dollars in thousands)
Systems	$590,292	$464,059	$126,233	27%
Software maintenance and support	10,885	5,525	5,360	97%
Operation services	28,808	17,109	11,699	68%
Total revenue	$629,985	$486,693	$143,292	29%
Systems revenue increased during the three months ended December 27, 2025, as compared to the three months ended December 28, 2024, due to additional revenue generated from the 2025 Walmart MAA for ASR and there being 57 Systems in Deployment during the fiscal quarter ending December 27, 2025, as compared to 44 Systems in Deployment during the same quarter of fiscal 2025.
The increase in Software Maintenance and Support revenue is due to 51 Operational Systems which are under Software Maintenance and Support contracts for the three months ended December 27, 2025, as compared to 29 Operational Systems which were under Software Maintenance and Support contracts for the three months ended December 28, 2024.
The increase in Operation Services revenue is attributable to an increase in the number of Operational Systems where we are performing Operation Services for the three months ended December 27, 2025, as compared to the three months ended

December 28, 2024. As we continue to increase the number of Operational Systems, an increase in the number of Operation Services contracts is expected.
Gross Profit
The following table sets forth our gross profit for the three months ended December 27, 2025 and December 28, 2024:

	For the Three Months Ended		Change
	December 27, 2025	December 28, 2024	Amount
	(in thousands)
Systems	$120,419	$83,069	$37,350
Software maintenance and support	7,931	3,667	4,264
Operation services	5,074	(5,720)	10,794
Total gross profit	$133,424	$81,016	$52,408
Systems gross profit increased $37.4 million for the three months ended December 27, 2025, as compared to the three months ended December 28, 2024. The increase in Systems gross profit is primarily driven by 57 Systems in Deployment during the three months ended March 29, 2025, as compared to 44 Systems in Deployment during the three months ended December 28, 2024. The increase in Systems gross profit was further driven by continued performance improvements.
The increase in Software Maintenance and Support gross profit is driven by the revenue from the additional Operational Systems which are under Software Maintenance and Support contracts for the three months ended December 27, 2025, as compared to the three months ended December 28, 2024, while costs to perform our maintenance and support services remained relatively flat.
The increase in Operation Services gross profit for the three months ended December 27, 2025, as compared to the three months ended December 28, 2024, is driven by operational efficiencies and an increase in the number of Operational Systems from the prior year.
Research and Development Expenses

	For the Three Months Ended		Change
	December 27, 2025	December 28, 2024	Amount	%
	(dollars in thousands)
Research and development	$43,006	$43,279	$(273)	(1)%
Percentage of total revenue	7%	9%

The decrease in research and development expenses for the three months ended December 27, 2025, as compared to the three months ended December 28, 2024, is due to the following:

Change
(in thousands)
Employee-related costs	$(2,622)
Prototyping-related costs, allocated overhead expenses, and other	2,349
$(273)
Employee-related costs decreased for the three months ended December 27, 2025, as compared to the three months ended December 28, 2024. The primary driver in the decrease to employee-related costs for the three months ended December 27, 2025, as compared to the three months ended December 28, 2024, was from an increase in engineering resources assigned to customer projects, which was primarily related to the 2025 MAA.
Prototyping-related costs, allocated overhead expenses, and other expenses increased for the three months ended December 27, 2025, as compared to the three months ended December 28, 2024, primarily from an increase in amortization expense attributable to the intangible assets that we acquired through our asset and business combination transactions.

Selling, General, and Administrative Expenses

	For the Three Months Ended		Change
	December 27, 2025	December 28, 2024	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$81,219	$60,705	$20,514	34%
Percentage of total revenue	13%	12%

The increase in selling, general, and administrative expenses for the three months ended December 27, 2025, as compared to the three months ended December 28, 2024, is due to the following:

Change
(in thousands)
Employee-related costs	$23,143
Allocated overhead expenses and other	(2,629)
$20,514
Employee-related costs increased in the three months ended December 27, 2025, as compared to the three months ended December 28, 2024, primarily as a result of our full-time employee and contractor headcount growth within our selling, general, and administrative functions. We increased our headcount primarily to support our rapid acceleration of System Deployments and business transformation. We incurred incremental costs related to building both shorter-term as well as permanent processes and infrastructure to ramp partnerships and operations.
Allocated overhead and other expenses decreased in the three months ended December 27, 2025, as compared to the three months ended December 28, 2024, primarily due to a decrease in legal expenses from the prior year as we incurred more legal expenses related to our internal controls remediation and acquisition activity for the three months ended December 28, 2024. This decrease was offset by an increase in information technology related costs to support growth within our employee base and infrastructure.
Restructuring Charges

	For the Three Months Ended		Change
	December 27, 2025	December 28, 2024	Amount	%
(dollars in thousands)
Restructuring Charges	$2,673	$—	$2,673	100%
Percentage of total revenue	nil	nil
We incurred $2.7 million of restructuring charges for the three months ended December 27, 2025 resulting from severance and other benefits expense primarily related to the reduction of workforce across the organization to align resource investment to business needs.
Other income, net

	For the Three Months Ended		Change
	December 27, 2025	December 28, 2024	Amount	%
	(dollars in thousands)
Other income, net	$13,246	$7,823	$5,423	69%
Percentage of total revenue	2%	2%
The increase in other income, net for the three months ended December 27, 2025, as compared to the three months ended December 28, 2024, was due to higher interest earned on invested cash balances as a result of an increase of nearly $1.0 million on our cash balance for the three months ended December 27, 2025, as compared to the three months ended December 28, 2024.
Income Taxes

	For the Three Months Ended		Change
	December 27, 2025	December 28, 2024	Amount	%
(dollars in thousands)
Income tax expense	$(615)	$(150)	$(465)	310%
Percentage of total revenue	nil	nil
The increase in income tax expense for the three months ended December 27, 2025, as compared to the three months ended December 28, 2024, is attributable to the expense related to international income taxes offset by a benefit in international taxes.
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
•Business combination transaction expenses – Business combination transaction expenses represent the expenses incurred related to strategic acquisition opportunities. It primarily includes investment banker fees, legal fees, professional fees for accountants, transaction fees, advisory fees, due diligence costs, certain other professional fees, and other direct costs associated with strategic activities. These amounts are impacted by the timing of the strategic acquisition opportunities which we may pursue. We exclude business combination transaction expenses from our non-

GAAP financial measures to provide a useful comparison of our operating results to prior periods and to peer companies because such amounts vary significantly based on the magnitude of the transaction and do not reflect our core operations.
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
The following table reconciles GAAP net loss to Adjusted EBITDA for the three months ended December 27, 2025 and December 28, 2024 (in thousands):

	Three Months Ended
	December 27, 2025	December 28, 2024
Net income (loss)	$13,358	$(16,859)
Interest income	(11,600)	(7,769)
Income tax expense	615	150
Depreciation and amortization	8,693	6,860
Stock-based compensation	44,118	27,081
Business combination transaction expenses	11	3,802
Restructuring charges	2,624	—
Equity method investment	5,799	1,564
Internal control remediation	2,415	3,076
Business transformation costs	2,531	—
Fair value adjustments on strategic investments	(1,661)	—
Adjusted EBITDA	$66,903	$17,905
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

Adjusted gross profit and gross profit margin to Adjusted gross profit margin during the periods presented (dollars in thousands):

	Three Months Ended
	December 27, 2025	December 28, 2024
Gross profit	$133,424	$81,016
Depreciation	1,489	2,469
Stock-based compensation	12,382	2,733
Restructuring charges	(48)	—
Adjusted gross profit	$147,247	$86,218

Gross profit margin	21.2%	16.6%
Adjusted gross profit margin	23.4%	17.7%
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

	Three Months Ended
	December 27, 2025	December 28, 2024
Research and development expenses	$43,006	$43,279
Depreciation and amortization	(4,990)	(2,300)
Stock-based compensation	(8,150)	(12,251)
Adjusted research and development expenses	$29,866	$28,728

	Three Months Ended
	December 27, 2025	December 28, 2024
Selling, general, and administrative expenses	$81,219	$60,705
Depreciation and amortization	(2,214)	(2,090)
Stock-based compensation	(23,585)	(12,781)
Business combination transaction expenses	(11)	(3,802)
Internal control remediation	(2,415)	(3,076)
Business transformation costs	(2,531)	—
Adjusted selling, general, and administrative expenses	$50,463	$38,956
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

	Three Months Ended
	December 27, 2025	December 28, 2024
Net cash provided by operating activities	$191,540	$205,027
Purchases of property and equipment and capitalization of internal use software development costs	(2,052)	(7,357)
Free cash flow	$189,488	$197,670
Liquidity and Capital Resources
As of December 27, 2025, our principal sources of liquidity were cash received from customers upon the inception and continuation of contracts to install Systems.
The following table shows net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the three months ended December 27, 2025 and December 28, 2024:

	Three Months Ended
	December 27, 2025	December 28, 2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$191,540	$205,027
Investing activities	$(40,580)	$(25,349)
Financing activities	$423,146	$(3,862)
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
Net cash provided by operating activities was $191.5 million during the three months ended December 27, 2025. Net cash provided by operating activities was primarily due to our net income of $13.4 million adjusted for non-cash items of $65.0 million, primarily consisting of $8.7 million depreciation and amortization, $45.9 million stock-based compensation, and $4.8 million provision for excess and obsolete inventory, offset by cash provided by operating assets and liabilities of $113.2 million. Cash provided by operating assets and liabilities of $113.2 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by operating activities was $205.0 million during the three months ended December 28, 2024. Net cash provided by operating activities was primarily due to our net loss of $16.9 million adjusted for non-cash items of $34.7 million, primarily consisting of $6.9 million depreciation and amortization, $24.6 million stock-based compensation, offset by cash provided by operating assets and liabilities of $187.2 million. Cash provided by operating assets and liabilities of $187.2 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers, an increase in inventory purchases to meet our installation timeline for our customers’ upcoming System installations in connection with the Walmart MAA and other customer contracts, as well as an increase in deferred revenue resulting from an increase in the number of active System Deployments.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases, capitalization of internal use software development costs, and acquisitions of strategic investments.
Net cash and cash equivalents used in investing activities during the three months ended December 27, 2025 was primarily driven by $38.5 million of cash paid for strategic investments, which includes our investment in our unconsolidated variable interest entity, Exol. No other significant investing activities occurred during the three months ended December 27, 2025.
Net cash and cash equivalents provided by investing activities during the three months ended December 28, 2024 consisted of $7.4 million of purchased property and equipment and $18.0 million related to acquisitions of strategic investments, which includes our investment in our unconsolidated variable interest entity, Exol.
Financing Activities
Our financing activities typically consist of payments and proceeds related to our equity incentive plans for both RSUs and ESPP, and also include proceeds from equity financing transactions.
During the three months ended December 27, 2025, we received net proceeds of $424.4 million from the issuance of Class A common stock upon completion of our equity financing transaction in December 2025. No other significant financing activities occurred during the three months ended December 27, 2025.
During the three months ended December 28, 2024, we paid taxes of $3.0 million related to net share settlement of RSUs and we also paid $0.9 million in distributions to or on behalf of Symbotic Holdings partners to fund all or part of their obligations with respect to the taxable income of Symbotic Holdings that is allocated to them.
Contractual Obligations and Commitments and Liquidity Outlook
Our cash flows from operations along with equity infusions have historically been sufficient to fund our operating activities and other cash requirements. At December 27, 2025, we had a cash and cash equivalents balance of $1,819.1 million. Our cash requirements for the three months ended December 27, 2025 were primarily related to inventory purchases in order to deliver our Systems to our customers in an orderly manner in line with our installation timeline, and acquisitions of strategic investments to expand our investment profile.
Based on our present business plan, we expect our current cash and cash equivalents, working capital, and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, potential strategic acquisitions, and minimum contractual obligations. Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our condensed consolidated balance sheet and vendor commitments associated with agreements that are legally binding. Our operating lease cash requirements have not changed materially since September 27, 2025, and are disclosed within Note 5, Leases, included elsewhere in this Quarterly Report on Form 10-Q.
The following table summarizes our current and long-term material cash requirements as of December 27, 2025 for our vendor commitments:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Vendor commitments	$781,260	$710,933	$70,056	$271	$—
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
Critical Accounting Policies and Estimates
Other than the change in accounting principle disclosed below, there have been no significant changes in our critical accounting policies and estimates during the three months ended December 27, 2025, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended September 27, 2025, which are included within the Annual Report on Form 10-K filed with the SEC on November 24, 2025.

In the first quarter of fiscal year 2026, we changed our stock-based compensation policy for recognizing expense for graded vesting awards with only service conditions from the accelerated attribution method to the straight-line attribution method. In connection with the Business Combination in June 2022, we granted RSUs with accelerated vesting terms. As those initial RSU awards with accelerated vesting terms have fully vested since the Business Combination, we believe the straight-line attribution method for stock-based compensation expense for awards solely subject to time-based vesting conditions is the preferable accounting policy in accordance with ASC Topic 718, Compensation - Stock Compensation, because it more accurately reflects how our ongoing equity awards are earned over the service period and is the predominant method used in its industry. With the transition from the accelerated attribution method to the straight-line attribution method, we no longer consider stock-based compensation related to our service-based RSUs to be a critical accounting policy.
Off-Balance Sheet Arrangements
As of December 27, 2025, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.
Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Recently Issued Accounting Pronouncements and Recently Adopted Accounting Pronouncements in the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K filed with the SEC on November 24, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 27, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level due to the previously reported material weakness described below.
Previously Reported Material Weakness
As previously disclosed in “Part II. Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended September 27, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the existence of a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
As of December 27, 2025, the Company did not effectively design procedures and controls over the timing of the recognition of cost of revenue. This resulted in timing discrepancies in the recognition of cost of revenue during the year ended September 27, 2025. Given that we recognize revenue on a percentage of completion basis, this also resulted in timing discrepancies in the recognition of revenue during the year ended September 27, 2025. These deficiencies in internal control over financial reporting constituted a material weakness as of December 27, 2025.
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
Changes in Internal Control Over Financial Reporting
Subject to the steps taken in connection with the remediation plan noted below, there have been no changes in our internal control over financial reporting for the three months ended December 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Securities Class Actions
On December 3, 2024, a putative class action captioned Decker v. Symbotic Inc. et al., Case No. 24-cv-12976 was filed in the United States District Court for the District of Massachusetts by an alleged purchaser of our common stock. The complaint asserted claims for violations of federal securities laws against us and three of our officers on the grounds that we made false and/or misleading statements related to our revenue recognition and the effectiveness of our disclosure controls and procedures. Based on these allegations, the plaintiff brought claims seeking unspecified damages, attorneys’ fees, expert fees, and other costs and relief on behalf of himself and a putative class of persons who purchased our stock between February 8, 2024 and November 26, 2024. On May 5, 2025, the court entered an order appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act and setting a schedule for the filing of an amended complaint and our response to the complaint.
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
We filed a motion to dismiss the amended complaint on September 11, 2025. The plaintiffs filed an opposition to the motion to dismiss on November 11, 2025. We filed our reply brief in support of our motion to dismiss on December 11, 2025. A hearing on the motion to dismiss was held on December 16, 2025.
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
Shareholder Derivative Actions
On October 2, 2024, two putative shareholder derivative actions captioned Austen v. Cohen et al., 24-cv-12522 and Kukreja v. Cohen et al., 24-cv-12523 were filed in the United States District Court for the District of Massachusetts by the Company’s alleged shareholders. The actions assert claims on behalf of us against certain senior officers and members of our board of directors for, among others, breach of fiduciary duty, unjust enrichment, and violations of federal securities laws based primarily on allegations that the defendants caused or allowed us to disseminate misleading and inaccurate information to shareholders in connection with our expected earnings for the third quarter of fiscal year 2024. The actions seek compensatory damages, changes to corporate governance and internal procedures, restitution, costs and attorneys’ fees, and other unspecified relief. Motions to consolidate the two actions into a single matter, appoint lead plaintiffs’ counsel, and stay any obligation of the defendants to respond to the complaint based on the pendency of the related securities class action lawsuit were granted on November 24, 2025.
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
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a detailed discussion of these risks, please see the section in our Annual Report on Form 10-K filed with the SEC on November 24, 2025 titled “Risk Factors”. Any of the matters highlighted in those risk factors could adversely affect our business, results of operation and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the fiscal quarter ended December 27, 2025, the following director(s) and officer(s), as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408:
On December 8, 2025, Charles Kane, a member of our board of directors, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Kane’s Rule 10b5-1 trading plan provides for the sale of up to a maximum of 122,000 shares of our Class A Common Stock that he received following the vesting of various RSU grants. Mr. Kane’s Rule 10b5-1 trading plan expires on December 31, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
On December 8, 2025, entities related to Todd Krasnow, a member of our board of directors, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Kane’s Rule 10b5-1 trading plan provides for the sale of up to a maximum of 108,000 shares of our Class A Common Stock for which Mr. Krasnow is a beneficial owner as defined in Rule 16a-1(a) under the Exchange Act. Mr. Kane’s Rule 10b5-1 trading plan expires on November 3, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
On December 8, 2025, Daniela Rus, a member of our board of directors, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Rus’ Rule 10b5-1 trading plan provides for the sale of up to a maximum of 11,024 shares of our Class A Common Stock that she received following the vesting of various RSU grants. Ms. Rus’ Rule 10b5-1 trading plan expires on January 31, 2027, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
On December 10, 2025, Miriam Ort, our Chief Human Resources Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Ort’s Rule 10b5-1 trading plan provides for the sale of up to a maximum of 15,392 shares of our Class A Common Stock that she received following the vesting of various RSU grants. Ms. Ort’s Rule 10b5-1 trading plan expires on December 31, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
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

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference into this Report.

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Symbotic Inc.	8-K	3.1	6/13/2022
3.2	Bylaws of Symbotic Inc.	8-K	3.2	6/13/2022
4.1++	Warrant to purchase common units, dated June 7, 2022, between Symbotic Holdings LLC and Walmart Inc.	8-K	4.1	6/13/2022
4.2	Warrant to purchase class A common stock, dated July 23, 2023, between Symbotic Inc. and Sunlight Investment Corp.	8-K	4.1	7/24/2023
4.3	Description of securities of Symbotic Inc.	10-K	4.2	12/9/2022
4.4	Form of Indenture	S-3	4.1	7/24/2023
18.1	Preferability Letter on Change in Accounting Principle
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

#	Indicates management contract or compensatory plan.
++	Certain of the exhibits and schedules have been omitted in accordance with Item 601(a)(5) of Regulation S-K. We agree to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 4, 2026

Symbotic Inc.

By:	/s/ Maria G. Freve
Name:	Maria G. Freve
Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)