Form 10-Q
period 2026-03-28
Symbotic Inc.
filed 2026-05-06
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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

As of May 4, 2026, the following shares of common stock were outstanding:
127,215,411 shares of Class A common stock, par value $0.0001 per share
71,932,208 shares of Class V-1 common stock, par value $0.0001 per share
403,559,196 shares of Class V-3 common stock, par value $0.0001 per share

i

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
•the timing and cost of any product replacement, programs and related recalls;
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
ii

•the effects of inflation, prevailing price levels, exchange rates, changes in trade agreements and trade protection measures including tariffs and other economic factors;
•the direct and indirect effects of geopolitical conditions in the United States and in global economies, including those resulting from acts of war and conflicts and responses to such events;
•business disruption;
•disruption to the business due to Symbotic’s dependency on Walmart;
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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Symbotic Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 28, 2026	September 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,009,435	$1,244,993
Accounts receivable	132,623	186,705
Unbilled accounts receivable	452,995	181,658
Inventories	201,243	164,390
Deferred expenses	43,538	20,532
Prepaid expenses and other current assets	82,433	86,582
Total current assets	2,922,267	1,884,860
Property and equipment, net	146,458	117,649
Intangible assets, net	87,209	79,149
Goodwill	59,871	59,871
Equity method investment	135,675	123,034
Other assets	143,975	131,166
Total assets	$3,495,455	$2,395,729
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$293,675	$286,669
Accrued expenses and other current liabilities	251,481	200,442
Deferred revenue	1,476,382	1,242,312
Total current liabilities	2,021,538	1,729,423
Deferred revenue	384,025	124,932
Other liabilities	62,227	63,629
Total liabilities	2,467,790	1,917,984

Commitments and contingencies (Note 15)	—	—

Equity:
Class A Common Stock, 3,000,000,000 shares authorized, 127,015,993 and 112,635,932 shares issued and outstanding at March 28, 2026 and September 27, 2025, respectively	14	13
Class V-1 Common Stock, 1,000,000,000 shares authorized, 71,940,208 and 74,693,311 shares issued and outstanding at March 28, 2026 and September 27, 2025, respectively	7	7

Class V-3 Common Stock, 450,000,000 shares authorized, 403,559,196 and 403,559,196 shares issued and outstanding at March 28, 2026 and September 27, 2025, respectively	40	40
Additional paid-in capital	2,018,008	1,556,611
Accumulated deficit	(1,329,212)	(1,333,783)
Accumulated other comprehensive loss	(2,713)	(2,695)
Total stockholders’ equity	686,144	220,193
Noncontrolling interest	341,521	257,552
Total equity	1,027,665	477,745
Total liabilities and equity	$3,495,455	$2,395,729
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	For the Three Months Ended		For the Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Revenue:
Systems	$634,496	$513,372	$1,224,788	$977,431
Software maintenance and support	12,924	6,685	23,809	12,210
Operation services	29,060	29,594	57,868	46,703
Total revenue	676,480	549,651	1,306,465	1,036,344
Cost of revenue:
Systems	495,551	411,788	965,424	792,778
Software maintenance and support	3,368	2,030	6,322	3,888
Operation services	27,609	25,041	51,343	47,870
Total cost of revenue	526,528	438,859	1,023,089	844,536
Gross profit	149,952	110,792	283,376	191,808
Operating expenses:
Research and development expenses	51,283	57,960	94,289	101,239
Selling, general, and administrative expenses	92,566	73,305	173,785	134,010
Restructuring charges	12	—	2,685	—
Total operating expenses	143,861	131,265	270,759	235,249
Operating income (loss)	6,091	(20,473)	12,617	(43,441)
Other income, net	10,855	11,714	24,101	19,537
Income (loss) before income tax and equity method investment	16,946	(8,759)	36,718	(23,904)
Income tax benefit (expense)	(572)	1,397	(1,187)	1,248
Loss from equity method investment	(6,945)	(2,490)	(12,744)	(4,055)
Net income (loss)	9,429	(9,852)	22,787	(26,711)
Net income (loss) attributable to noncontrolling interests	7,460	(8,048)	18,216	(21,732)
Net income (loss) attributable to common stockholders	$1,969	$(1,804)	$4,571	$(4,979)

Income (loss) per share of Class A Common Stock:
Basic	$0.02	$(0.02)	$0.04	$(0.05)
Diluted	$0.01	$(0.02)	$0.03	$(0.05)
Weighted-average shares of Class A Common Stock outstanding:
Basic	125,538,207	107,726,978	120,506,529	106,900,622
Diluted	134,364,904	107,726,978	130,869,376	106,900,622
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Three Months Ended		For the Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net income (loss)	$9,429	$(9,852)	$22,787	$(26,711)
Less: Net income (loss) attributable to noncontrolling interests	7,460	(8,048)	18,216	(21,732)
Net income (loss) attributable to common stockholders	$1,969	$(1,804)	$4,571	$(4,979)
Other comprehensive income (loss):
Foreign currency translation adjustments	(97)	(13)	(88)	(576)
Total other comprehensive income (loss)	(97)	(13)	(88)	(576)
Less: other comprehensive income (loss) attributable to noncontrolling interests	(77)	(11)	(70)	(472)
Other comprehensive income (loss) attributable to common stockholders	$(20)	$(2)	$(18)	$(104)
Comprehensive income (loss)	9,332	(9,865)	22,699	(27,287)
Less: Comprehensive income (loss) attributable to noncontrolling interests	7,383	(8,059)	18,146	(22,204)
Total comprehensive income (loss) attributable to common stockholders	$1,949	$(1,806)	$4,553	$(5,083)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share information)

	Three Months Ended March 28, 2026
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 27, 2025	123,225,754	$14	72,982,208	$7	403,559,196	$40	$1,997,587	$(2,693)	$(1,331,181)	$296,437	$960,211
Net income	—	—	—	—	—	—	—	—	1,969	7,460	9,429
Issuance of common stock under stock plans, net of shares withheld for employee taxes	2,642,606	—	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	105,633	—	—	—	—	—	3,898	—	—	—	3,898
Exchange of Class V-1 common stock	1,042,000	—	(1,042,000)	—	—	—	5,141	—	—	(5,141)	—
Issuance of common stock in connection with equity offering	—	—	—	—	—	—	(60)	—	—	—	(60)
Stock-based compensation	—	—	—	—	—	—	11,442	—	—	42,842	54,284
Other comprehensive income (loss)	—	—	—	—	—	—	—	(20)	—	(77)	(97)
Balance at March 28, 2026	127,015,993	$14	71,940,208	$7	403,559,196	$40	$2,018,008	$(2,713)	$(1,329,212)	$341,521	$1,027,665

	Six Months Ended March 28, 2026
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 27, 2025	112,635,932	$13	74,693,311	$7	403,559,196	$40	$1,564,815	$(2,695)	$(1,340,862)	$261,895	$483,213
Cumulative effect from change in accounting principle	—	—	—	—	—	—	(8,204)	—	7,079	(4,343)	(5,468)
Net income	—	—	—	—	—	—	—	—	4,571	18,216	22,787
Issuance of common stock under stock plans, net of shares withheld for employee taxes	3,521,325	—	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	105,633	—	—	—	—	—	3,898	—	—	—	3,898
Exchange of Class V-1 common stock	2,753,103	—	(2,753,103)	—	—	—	12,309	—	—	(12,309)	—
Issuance of common stock in connection with equity offering	8,000,000	1	—	—	—	—	424,307	—	—		424,308
Distribution to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	(1,222)	(1,222)
Stock-based compensation	—	—	—	—	—	—	20,883	—	—	79,354	100,237
Other comprehensive income (loss)	—	—	—	—	—	—	—	(18)	—	(70)	(88)
Balance at March 28, 2026	127,015,993	$14	71,940,208	$7	403,559,196	$40	$2,018,008	$(2,713)	$(1,329,212)	$341,521	$1,027,665

	Three Months Ended March 29, 2025
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 28, 2024	106,521,915	$13	76,588,618	$7	404,309,196	$40	$1,525,382	$(2,696)	$(1,326,361)	$197,030	$393,415
Net loss	—	—	—	—	—	—	—	—	(1,804)	(8,048)	(9,852)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,286,900	—	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	206,664	—	—	—	—	—	3,231	—	—	—	3,231
Exchange of Class V-1 and V-3 common stock	365,293	—	(365,293)	—	—	—	1,062	—	—	(1,062)	—
Distributions to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	(382)	(382)
Stock-based compensation	—	—	—	—	—	—	6,224	—	—	27,591	33,815
Other comprehensive loss	—	—	—	—	—	—	—	(2)	—	(11)	(13)
Balance at March 29, 2025	108,380,772	$13	76,223,325	$7	404,309,196	$40	$1,535,899	$(2,698)	$(1,328,165)	$215,118	$420,214

	Six Months Ended March 29, 2025
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 28, 2024	104,689,377	$13	76,965,386	$7	404,309,196	$40	$1,522,894	$(2,594)	$(1,323,186)	$192,954	$390,128
Net loss	—	—	—	—	—	—	—	—	(4,979)	(21,732)	(26,711)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	2,939,571	—	—	—	—	—	(3,012)	—	—	—	(3,012)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	206,664	—	—	—	—	—	3,231	—	—	—	3,231
Exchange of Class V-1 and V-3 common stock	545,160	—	(545,160)	—	—	—	2,106	—	—	(2,106)	—
Cancellation of Class V-1 common stock	—	—	(196,901)	—	—	—	—	—	—	—	—
Distributions to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	(1,231)	(1,231)
Stock-based compensation	—	—	—	—	—	—	10,680	—	—	47,705	58,385
Other comprehensive loss	—	—	—	—	—	—	—	(104)	—	(472)	(576)
Balance at March 29, 2025	108,380,772	$13	76,223,325	$7	404,309,196	$40	$1,535,899	$(2,698)	$(1,328,165)	$215,118	$420,214
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Six Months Ended
	March 28, 2026	March 29, 2025
Cash flows from operating activities:
Net income (loss)	$22,787	$(26,711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,027	18,013
Amortization of leases	3,924	1,911
Loss from equity method investment	12,744	4,055
Foreign currency losses (gains)	58	(12)
Provision for excess and obsolete inventory	9,585	980
Loss on disposal of assets	—	201
Stock-based compensation	94,490	55,522
Gain from strategic investment fair value adjustment	(1,661)	(4,481)
Changes in operating assets and liabilities:
Accounts receivable	54,603	64,181
Inventories	(47,306)	(33,657)
Prepaid expenses and other current assets	(261,270)	101,167
Deferred expenses	(23,006)	(3,921)
Other assets	9,623	(7,479)
Accounts payable	17,804	44,951
Accrued expenses and other current liabilities	50,052	(20,145)
Deferred revenue	492,606	288,619
Other liabilities	(2,179)	(8,592)
Net cash provided by operating activities	452,881	474,602
Cash flows from investing activities:
Purchases of property and equipment and capitalization of internal use software development costs	(45,420)	(27,917)
Acquisitions of strategic investments	(69,984)	(17,992)
Cash paid for business acquisitions	—	(200,000)
Net cash used in investing activities	(115,404)	(245,909)
Cash flows from financing activities:
Payment for taxes related to net share settlement of stock-based compensation awards	—	(3,012)
Net proceeds from issuance of common stock under employee stock purchase plan	3,898	3,233
Proceeds from issuance of Class A common stock	424,307	—
Distributions to or on behalf of Symbotic Holdings LLC partners	(1,222)	(1,232)
Net cash provided by (used in) financing activities	426,983	(1,011)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(8)	(34)
Net increase in cash, cash equivalents, and restricted cash	764,452	227,648
Cash, cash equivalents, and restricted cash — beginning of period	1,247,193	730,354
Cash, cash equivalents, and restricted cash — end of period	$2,011,645	$958,002

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$7,988
Transfer of equipment from inventories to property and equipment	$6,128	$—
Transfer of equipment from deferred cost to property and equipment	$—	$7,982
Non-cash contribution to unconsolidated entity	$—	$2,785
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Operations
SVF Investment Corp. 3, formerly known as SVF Investment III Corp., (“SVF 3” and, after the Domestication as described below, “Symbotic” or the “Company”) was a blank check company incorporated as a Cayman Islands exempted company on December 11, 2020. SVF 3 was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. Warehouse Technologies LLC (“Legacy Warehouse”), a New Hampshire limited liability company, was formed in December 2006 to make investments in companies that develop new technologies to improve operating efficiencies in modern warehouses. Symbotic LLC, a technology company that develops and commercializes innovative technologies for use within warehouse operations and Symbotic Group Holdings, ULC were wholly-owned subsidiaries of Legacy Warehouse. On December 12, 2021, (i) SVF 3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legacy Warehouse, Symbotic Holdings LLC, a Delaware limited liability company (“Symbotic Holdings”), and Saturn Acquisition (DE) Corp., a Delaware corporation and wholly owned subsidiary of SVF 3 (“Merger Sub”) and (ii) Legacy Warehouse entered into an Agreement and Plan of Merger (the “Company Merger Agreement”) with Symbotic Holdings.
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
The Company’s headquarters are located in Wilmington, Massachusetts.

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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements and related notes thereto as of and for the year ended September 27, 2025. Except as noted below, there have been no material changes to the significant accounting policies during the three month period ended March 28, 2026.
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
The following table summarizes the end-of-period cash and cash equivalents from the Company’s consolidated balance sheets and the total cash, cash equivalents, and restricted cash as presented on the accompanying consolidated statements of cash flows (in thousands):

	Six Months Ended
	March 28, 2026	March 29, 2025
Cash and cash equivalents	$2,009,435	$954,944
Restricted cash classified in:
Prepaid expenses and other current assets	—	870
Other long-term assets	2,210	2,188
Cash, cash equivalents, and restricted cash shown in the statements of cash flows	$2,011,645	$958,002
Volume of Business
The Company has concentration in the volume of purchases it conducts with its suppliers. For the three months ended March 28, 2026, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases from this supplier amounted to $52.3 million. For the six months ended March 28, 2026, there were two suppliers that accounted for greater than 10% of total purchases, and the aggregate purchases from these suppliers amounted to $230.3 million. For the three and six months ended March 29, 2025, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases from this supplier amounted to $61.1 million and $104.2 million, respectively.
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
Change in Accounting Principle - Stock-Based Compensation
In the first quarter of fiscal year 2026, the Company changed its stock-based compensation policy for recognizing expense for graded vesting awards with only service conditions from the accelerated attribution method to the straight-line attribution method. In connection with the Business Combination in June 2022, the Company granted restricted stock unit (“RSU”) awards with accelerated vesting terms. As those RSU awards with accelerated vesting terms have fully vested since the Business Combination, the Company believes the straight-line attribution method for stock-based compensation expense for awards solely subject to time-based vesting conditions is the preferable accounting policy in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation, because it more accurately reflects how the Company’s ongoing equity awards are earned over the service period and is the predominant method used in its industry. The Company applied the change retrospectively adjusting all periods presented and recorded a cumulative effect adjustment to additional paid-in capital, prepaid expenses and other current assets, and accumulated deficit as of September 28, 2025, resulting in a decrease to additional paid-in capital of $44.1 million, a decrease in GreenBox Systems LLC, which is now doing business as Exol (“Exol”), accounts receivable due from the shared services agreement of $5.5 million and a decrease to accumulated deficit of $38.6 million before giving effect to the impact to the noncontrolling interest. For the year ended September 28, 2024, the cumulative effect of the change in accounting principle on additional paid-in capital and accumulated deficit was an increase to additional paid-in capital of $0.8 million and a decrease to accumulated deficit of $0.7 million. For the three and six months ended March 28, 2026, the effect of the change in accounting principle on income from continuing operations and net income was a decrease of $1.4 million and an increase of $7.9 million, respectively. For the three months ended March 28, 2026, there was no effect of the change in accounting principle on basic earnings per share (“EPS”), and the effect of the change in the accounting principle on diluted EPS was a $0.01 decrease per share of Class A common stock. For the six months ended March 28, 2026, the effect of the change in accounting principle on basic and diluted EPS was a $0.01 increase per share of Class A common stock.
The following tables present the effect of the change in accounting policy and the impact on the Company’s unaudited condensed consolidated financial statements and the consolidated financial statements for the periods presented (in thousands, except per share data):

	As of September 27, 2025
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Prepaid expenses and other current assets	$92,050	$86,582	$(5,468)
Additional paid-in capital	$1,564,815	$1,556,611	$(8,204)
Accumulated deficit	$(1,340,862)	$(1,333,783)	$7,079
Noncontrolling interest	$261,895	$257,552	$(4,343)

	For the Three Months Ended
	March 29, 2025
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Systems cost of revenue	$414,560	$411,788	$(2,772)
Software maintenance and support cost of revenue	2,095	2,030	(65)
Operation services cost of revenue	25,168	25,041	(127)
Total cost of revenue	441,823	438,859	(2,964)
Gross profit	107,828	110,792	2,964
Research and development expenses	61,540	57,960	(3,580)
Selling, general, and administrative expenses	78,347	73,305	(5,042)
Total operating expenses	139,887	131,265	(8,622)
Operating loss	(32,059)	(20,473)	11,586
Loss before income tax and equity method investment	(20,345)	(8,759)	11,586
Income tax benefit	1,397	1,397	—
Net loss	(21,438)	(9,852)	11,586
Net loss attributable to noncontrolling interests	(17,513)	(8,048)	9,465
Net loss attributable to common stockholders	$(3,925)	$(1,804)	$2,121

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.04)	$(0.02)	$—

	For the Six Months Ended
	March 29, 2025
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Systems cost of revenue	$796,378	$792,778	$(3,600)
Software maintenance and support cost of revenue	3,979	3,888	(91)
Operation services cost of revenue	48,120	47,870	(250)
Total cost of revenue	848,477	844,536	(3,941)
Gross profit	187,867	191,808	3,941
Research and development expenses	105,133	101,239	(3,894)
Selling, general, and administrative expenses	139,421	134,010	(5,411)
Total operating expenses	244,554	235,249	(9,305)
Operating loss	(56,687)	(43,441)	13,246
Loss before income tax and equity method investment	(37,151)	(23,904)	13,247
Income tax benefit	1,248	1,248	—
Net loss	(39,958)	(26,711)	13,247
Net loss attributable to noncontrolling interests	(32,557)	(21,732)	10,825
Net loss attributable to common stockholders	$(7,401)	$(4,979)	$2,422

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.07)	$(0.05)	$—

	For the Six Months Ended
	March 29, 2025
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Cash flows from operating activities:
Net loss	$(39,958)	$(26,711)	$13,247
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,013	18,013	—
Amortization of leases	1,911	1,911	—
Loss on equity method investment	4,055	4,055	—
Foreign currency gains	(12)	(12)	—
Loss on disposal of assets	201	201	—
Provision for excess and obsolete inventory	980	980	—
Stock-based compensation	70,128	55,522	(14,606)
Gain from strategic investment fair value adjustment	(4,481)	(4,481)	—
Changes in operating assets and liabilities:
Accounts receivable	64,181	64,181	—
Inventories	(33,657)	(33,657)	—
Prepaid expenses and other current assets	99,808	101,167	1,359
Deferred expenses	(3,921)	(3,921)	—
Other assets	(7,479)	(7,479)	—
Accounts payable	44,951	44,951	—
Accrued expenses and other current liabilities	(20,145)	(20,145)	—
Deferred revenue	288,619	288,619	—
Other liabilities	(8,592)	(8,592)	—
Net cash provided by operating activities	$474,602	$474,602	$—
3. Noncontrolling Interests
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company.
The following table summarizes the ownership of the stock of the Company for the three and six months ended March 28, 2026.

	Three Months Ended			Six Months Ended
	March 28, 2026
	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at beginning of period	123,225,754	476,541,404	599,767,158	112,635,932	478,252,507	590,888,439
Issuances	2,748,239	—	2,748,239	11,626,958	—	11,626,958
Exchanges	1,042,000	(1,042,000)	—	2,753,103	(2,753,103)	—
Balance at March 28, 2026	127,015,993	475,499,404	602,515,397	127,015,993	475,499,404	602,515,397

Percent ownership at March 28, 2026	21.1%	78.9%	100%	21.1%	78.9%	100%

The following table summarizes the ownership of the stock of the Company for the three and six months ended March 29, 2025.

	Three Months Ended			Six Months Ended
	March 29, 2025
	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at beginning of period	106,521,915	480,897,814	587,419,729	104,689,377	481,274,582	585,963,959
Issuances	1,493,564	—	1,493,564	3,146,235	—	3,146,235
Exchanges	365,293	(365,293)	—	545,160	(545,160)	—
Cancellations	—	—	—	—	(196,901)	(196,901)
Balance at March 29, 2025	108,380,772	480,532,521	588,913,293	108,380,772	480,532,521	588,913,293

Percent ownership at March 29, 2025	18.4%	81.6%	100%	18.4%	81.6%	100%
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
The Company recognizes revenue upon transfer of control of promised goods or services in a contract with a customer, generally as title and risk of loss pass to the customer, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company considers the contractual consideration payable by the customer and assesses variable consideration that may affect the total transaction price, including contractual discounts, changes in total System contract cost estimates, contract incentive payments, shipping fees, inflation adjustments, and other sources of variable consideration, when determining the transaction price of each contract. The Company estimates variable consideration for a performance obligation utilizing one of the two prescribed methods, the expected value method or the most likely amount method, depending on which method best predicts the amount of consideration the Company expects to be entitled to or expects to incur. When applying these methods, the Company considers all information that is reasonably available, including historical, current, and estimates of future performance. Variable consideration revenue is recognized only to the extent that it is probable that a significant reversal of revenue will not occur or when the uncertainty associated with the variable consideration is resolved, and when collection is considered probable. Changes in circumstances could impact the Company’s estimates made in determining the value of variable consideration recorded. When determining if the variable consideration is constrained, the Company considers if factors exist that could increase the likelihood or the magnitude of a potential reversal of revenue. The Company updates its estimates of variable consideration each reporting period and the effect of changes to those estimates on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. During the second quarter of fiscal year 2026, based on assessment of historical, current, and estimates of future performance, certain amounts which were previously constrained related to contract incentive payments have now been included in the transaction price.
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
Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	March 28, 2026	September 27, 2025
Accounts receivable	$132,623	$186,705
Unbilled accounts receivable	$452,995	$181,658
Contract liabilities	$1,860,407	$1,367,244
The change in the opening and closing balances of the Company’s accounts receivable primarily results from the increase in customer System implementations in the current fiscal year as well as the timing of when customer payments are due. The change in the opening and closing balances of the Company’s unbilled accounts receivable and contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. When satisfaction of the performance obligations occurs in advance of invoicing or payment being received, an unbilled accounts receivable is generated. During the six months ended March 28, 2026, the Company recognized $620.0 million of the contract liability balance at September 27, 2025, as revenue upon transfer of the products or services to customers. During the six months ended March 29, 2025, the Company recognized $420.0 million of the contract liability balance at September 28, 2024, as revenue upon transfer of the products or services to customers.

Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of March 28, 2026 was $22.7 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, and which a substantial majority relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement (“MAA”) with Walmart Inc. (“Walmart”) to implement Systems in all of Walmart’s 42 regional distribution centers, and in connection with the Commercial Agreement with Exol, under which Symbotic will implement its System into Exol distribution center locations. As the Company accounts for Exol as an equity method investment, the remaining performance obligation includes the Company’s proportionate share of unconsolidated variable interest entity contracts. In the second quarter of fiscal year 2025, Symbotic LLC entered into a Master Automation Agreement (“2025 Walmart MAA”), which sets forth the terms and conditions governing the development, manufacture, and installation of online pickup and delivery systems by Symbotic LLC for Walmart. The contingent promise to purchase 400 automated systems for online pickup and delivery at Walmart stores under the 2025 Walmart MAA could increase the Company’s future remaining performance obligation by more than $5.0 billion. The Company expects to recognize approximately 14% of its remaining performance obligations as revenue in the next 12 months, approximately 61% of its remaining performance obligations as revenue within the following 13 to 60 months, and the remaining thereafter, which is dependent on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less or for performance obligations where revenue is recognized under the right to invoice practical expedient.
Significant Customers
For the three and six months ended March 28, 2026 and March 29, 2025, there was one customer, including all affiliates, subsidiaries, and consolidated entities, that individually accounted for 10% or more of total revenue. The following table represents this customer’s aggregate percent of total revenue.

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Customer A	84.5%	85.6%	85.0%	85.9%

At March 28, 2026 and September 27, 2025, one customer accounted for over 10% of the Company’s accounts receivable balance. The following table represents this customer’s aggregate percent of total accounts receivable.

	March 28, 2026	September 27, 2025
Customer A	68.7%	75.8%
The concentration in the volume of business transacted with this customer may lead to a material impact on the Company’s results from operations if a total or partial loss of the business relationship were to occur. As of the date of the issuance of these financial statements, the Company is not aware of any specific event or circumstance related to this customer relationship that would result in a material adverse impact to its results of operations or liquidity and financial condition.
5. Leases
The Company leases office space in Wilmington, Massachusetts, Montreal, Canada, Plant City, Florida, Andover, Massachusetts, Milpitas, California, Coppell, Texas, and Ho Chi Minh City, Vietnam through operating lease arrangements.

The Company has no finance lease agreements. The operating lease arrangements expire at various dates through December 2030.
The following table presents the balance sheet location of the Company’s operating leases for each of the periods presented (in thousands):

	March 28, 2026	September 27, 2025
ROU assets:
Other assets	$20,665	$23,469

Lease Liabilities:
Accrued expenses and other current liabilities	$8,039	$7,722
Other liabilities	19,886	23,958
Total lease liabilities	$27,925	$31,680
The following table presents maturities of the Company’s operating lease liabilities as of March 28, 2026, presented under ASC Topic 842, Leases (in thousands):

March 28, 2026
Remaining fiscal year 2026	$4,892
Fiscal year 2027	9,393
Fiscal year 2028	5,594
Fiscal year 2029	5,473
Fiscal year 2030 and thereafter	7,099
Total future minimum payments	$32,451
Less: Implied interest	(4,526)
Total lease liabilities	$27,925
The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of March 28, 2026 was 7.5%.
As of March 28, 2026, the weighted-average remaining lease term of the Company’s operating leases was approximately 2.4 years. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $3.7 million for the six months ended March 28, 2026.
6. Inventories
Inventories at March 28, 2026 and September 27, 2025 consist of the following (in thousands):

	March 28, 2026	September 27, 2025
Raw materials and components	$144,004	$133,989
Finished goods	57,239	30,401
Total inventories	$201,243	$164,390

7. Property and Equipment
Property and equipment at March 28, 2026 and September 27, 2025 consists of the following (in thousands):

	March 28, 2026	September 27, 2025
Computer equipment and software, furniture and fixtures, test equipment, and other equipment	$191,387	$151,729
Internal use software	4,815	5,590
Leasehold improvements	12,907	10,641
Total property and equipment	209,109	167,960
Less accumulated depreciation	(62,651)	(50,311)
Property and equipment, net	$146,458	$117,649
For the three months ended March 28, 2026 and March 29, 2025, depreciation expense was $7.4 million and $7.0 million, respectively. For the six months ended March 28, 2026 and March 29, 2025, depreciation expense was $12.3 million and $13.2 million, respectively.
8. Business Acquisitions
Business acquisition-related costs during the three months ended March 28, 2026 and March 29, 2025 were $0.7 million and $3.3 million, respectively. Business acquisition-related costs during the six months ended March 28, 2026 and March 29, 2025 were $0.7 million and $7.1 million, respectively. Separate financial results and pro forma financial information for ASR (defined below) have not been presented as the effect of this acquisition was not material to the Company’s financial results.
Advanced Systems & Robotics Inc.
On January 27, 2025, the Company acquired all of the outstanding equity interests of Walmart’s Advanced Systems & Robotics Inc. (“ASR”) for $200.0 million in cash (the “ASR Acquisition) pursuant to a Purchase and Sale Agreement with Walmart (the “ASR Purchase Agreement”). The ASR Acquisition is intended to expand the long-standing relationship between Walmart and the Company with the aim of developing an integrated automated supply chain, which is expected to broaden the Company’s product offering beyond the traditional warehouse to eCommerce settings for last mile delivery. The Company finalized its allocation of the purchase price in the second quarter of fiscal year 2026.
The final allocation of the purchase price for ASR and fair values of the assets acquired and liabilities assumed were as follows (in thousands):

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
9. Intangible Assets and Goodwill
In connection with asset acquisitions in fiscal years 2024, 2025, and 2026, and the ASR Acquisition in January 2025, the Company acquired developed technology, customer relationship, and in-process research and development (“IP R&D”) intangible assets. The developed technology and customer relationship intangible assets will be amortized over a useful life of 3 to 7 years on a straight-line basis. The IP R&D intangible asset is an indefinite-lived intangible asset which is capitalized on the Company’s condensed consolidated balance sheets and measured for impairment. The carrying value of the IP R&D at March 28, 2026 was $11.4 million. The estimated weighted average useful life of the amortizable intangible assets is 6.4 years.
The following table presents acquired intangible assets that are subject to amortization as of March 28, 2026 and March 29, 2025 (in thousands).

		March 28, 2026			March 29, 2025
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	6.5	$90,135	$(18,345)	$71,790	$130,861	$(5,068)	$125,793
Customer relationships	5.0	3,991	(138)	3,853	—	—	—
Total		$94,126	$(18,483)	$75,643	$130,861	$(5,068)	$125,793

For the three months ended March 28, 2026 and March 29, 2025, amortization expense was $3.9 million and $4.2 million, respectively. For the six months ended March 28, 2026 and March 29, 2025, amortization expense was $7.7 million and $4.8 million, respectively.
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated (in thousands):

Intangible Assets
Remaining fiscal year 2026	$7,961
Fiscal year 2027	15,922
Fiscal year 2028	12,865
Fiscal year 2029	11,942
Fiscal year 2030 and thereafter	26,953
Total	$75,643
The carrying amount of goodwill at March 28, 2026 was $59.9 million. As a result of the ASR Acquisition, the Company recorded $59.9 million of goodwill. Prior to the ASR Acquisition, the Company did not have goodwill on its consolidated balance sheets. The Company tests goodwill for impairment at least annually. Through the date the interim condensed consolidated financial statements were issued, no triggering events have occurred that would indicate that a potential impairment exists.
10. Restructuring Charges
During the third quarter of fiscal year 2025, management committed to a reduction of the Company’s workforce by approximately 325 employees primarily related to employees that joined the Company’s workforce in connection with the ASR Acquisition. This workforce reduction was substantially completed by December 27, 2025. In the first quarter of fiscal year 2026, management committed to a reduction of the Company’s workforce by approximately 115 employees across the organization to align resource investment to business needs. This workforce reduction was substantially completed in the second quarter of fiscal year 2026. The costs incurred related to employee severance are recorded as a liability when it is probable that employees will be entitled to termination benefits and the amounts can be reasonably estimated. The liability related to these charges is included in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. As the ASR Purchase Agreement contemplated reimbursement for certain types of restructuring costs, a receivable was recorded as part of purchase accounting, which is included within prepaid expenses and other current assets in the purchase price allocation in Note 8, Business Acquisitions.
The following table presents the activity related to the Company’s severance liability as of March 28, 2026 (in thousands).

March 28, 2026
Severance liability at September 27, 2025	$1,039
Severance charges	3,107
Cash paid and other	(2,672)
Severance liability at March 28, 2026	$1,474
The Company did not have material severance activity for the three or six months ended March 29, 2025 or for the three months ended March 28, 2026. For the six months ended March 28, 2026, the Company recognized $2.7 million of restructuring expense, which is included within restructuring charges on the Company’s condensed consolidated statements of operations.
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

For the three and six months ended March 28, 2026, the Company recorded a current income tax expense of $0.6 million and $1.2 million, respectively. For the three and six months ended March 29, 2025, the Company recorded a current income tax benefit of $1.4 million and $1.2 million, respectively. For the three and six months ended March 28, 2026, the Company recorded a pre-tax income and recorded a full valuation allowance against its domestic deferred tax assets and a partial valuation allowance against its foreign deferred tax assets. The Company incurs state tax expense by Symbotic LLC at the flow-through entity level and foreign tax expense at its foreign subsidiaries. The effective tax rate for the three and six months ended March 28, 2026 was 5.72% and 4.95%, respectively, as compared to an effective tax rate of 12.42% and 4.46%, respectively, for the three months ended March 29, 2025. The effective tax rate differs from the federal statutory income tax rate primarily due to the flow-through entity level taxes and the effect of the valuation allowance against the Company’s net federal, state, and foreign deferred income taxes.
As of March 28, 2026, the Company continues to conclude that the negative evidence regarding its ability to realize its deferred tax assets outweighs the positive evidence, and the Company has a full valuation allowance against its domestic, federal, and state net deferred tax assets and a partial valuation allowance against its foreign net deferred tax assets. The Company has a history of cumulative pre-tax losses for the three previous fiscal years which it believes represents significant negative evidence in evaluating whether its deferred tax assets are realizable. Given these cumulative losses, lack of forecast history, the competitive environment, and uncertainty of general economic conditions, the Company does not believe it can rely on projections of future taxable income exclusive of reversing taxable temporary differences to support the realization of its deferred tax assets. In upcoming quarters, the Company will continue to evaluate both the positive and negative evidence surrounding its ability to realize its deferred tax assets.
Tax Receivable Agreement
As of March 28, 2026, future payments under the Tax Receivable Agreement (“TRA”) with respect to the purchase of Symbotic Holdings units which occurred as part of or subsequent to the Business Combination are expected to be $484.4 million. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by the Company as a result of exchanges by its pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income or loss before taxes on the condensed consolidated statements of operations in the period in which the change occurs. As of March 28, 2026, no TRA liability was recorded based on the amount expected to be paid for cash tax savings related to fiscal year 2026. No TRA liability was recorded for periods after fiscal year 2026 based on current projections of future taxable income and taking into consideration the Company’s full valuation allowance against its net deferred tax asset.
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

The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of March 28, 2026 and September 27, 2025 (in thousands):

	March 28, 2026				September 27, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,354,737	$—	$—	$1,354,737	$1,193,375	$—	$—	$1,193,375
Warrant fair value	—	16,789	—	16,789	—	16,789	—	16,789
Strategic investments	—	—	44,995	44,995	—	—	43,334	43,334
Total assets	$1,354,737	$16,789	$44,995	$1,416,521	$1,193,375	$16,789	$43,334	$1,253,498
The Company had no liabilities measured and recorded at fair value on a recurring basis as of March 28, 2026 and September 27, 2025.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the condensed consolidated balance sheets. At March 28, 2026, the fair value of the warrant issued as described in Note 13, Derivative Instruments, is classified as Level 2. Level 2 securities are priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. Certain non-marketable strategic investments measured at fair value on a non-recurring basis are classified as Level 3 as their fair value measurements may include a combination of observable and unobservable inputs. Other certain non-marketable strategic investments are carried at cost and are subject to remeasurement only upon the occurrence of a triggering event.
Strategic Investments
Strategic investments that consist of non-controlling equity investments without readily determinable fair values in privately held companies for which the Company does not have the ability to exercise significant influence are measured under the measurement alternative method. The Company has not elected the fair value option for these investments. These investments are accounted for under the cost method of accounting. Under the cost method of accounting, the non-marketable equity securities are carried at cost less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, which is recorded within the consolidated statements of operations. The Company held $21.7 million of strategic investments without readily determinable fair values at March 28, 2026 and $20.0 million of strategic investments without readily determinable fair values at September 27, 2025. These investments are included in other assets on the consolidated balance sheets.
The Company adjusts the fair values of its strategic investments based on observable price changes. No observable changes were noted for the three months ended March 28, 2026 and thus no fair value adjustment was recorded. A fair value adjustment resulting from an increase in fair value on strategic investments of $1.7 million was recorded to “other income, net” for the six months ended March 28, 2026. There were no losses, or impairments recorded for the three or six months ended March 28, 2026.
The Company has certain other non-marketable strategic investments measured at fair value on a non-recurring basis. The Company has not elected the fair value option for these investments. The Company held $23.3 million of these investments at March 28, 2026 and September 27, 2025. These investments are included in other assets on the consolidated balance sheets.
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
The warrants are accounted for as a derivative under ASC Topic 815, Derivatives and Hedging, as a result of certain net settlement provisions in the warrant agreements. The Company reports the warrants at their fair values within “other assets”

in its condensed consolidated balance sheets and changes in the fair value of the warrants are recognized in “other income, net” on its condensed consolidated statements of operations. The day-one value attributable to the other side of the warrants is reported within “other liabilities” in the Company’s condensed consolidated balance sheets and will be amortized over the life of the applicable development and production milestones as determined in the development and supply agreement. The fair value of the warrants recognized within “other assets” on the Company’s condensed consolidated balance sheets at March 28, 2026 is $16.8 million. There is no impact recorded to “other income, net” on the Company’s condensed consolidated statements of operations for the three and six months ended March 28, 2026 as there has been no change to the fair value of the warrants during the three and six months ended March 28, 2026.
14. Related Party Transactions
ASC Topic 850, Related Party Disclosures (“ASC Topic 850”) provides guidance for the identification of related parties and the disclosure of related party transactions. Related parties are generally defined as (i) affiliates of the Company; (ii) owners of more than 10% of the voting interests of the Company and members of their immediate families; (iii) management of the Company and members of their immediate families; (iv) other parties which directly or indirectly control, are controlled by, or are under common control with the Company; or (v) other parties who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company assesses related parties each reporting period. For the period ended March 28, 2026, the Company determined that C&S Wholesale Grocers, Inc. (“C&S”), Exol, and certain current holders of Symbotic Holdings were each a related party under ASC Topic 850. The following transactions were related party transactions under ASC Topic 850.
Aircraft Time Sharing Agreement
In December 2021 and May 2022, the Company entered into aircraft time-sharing agreements with C&S with respect to private aircraft owned by them, whereby the Company’s executives may utilize two C&S aircraft on an as-needed and as-available basis, with no minimum usage being required. As there is no defined period of time stated within these aircraft time-sharing agreements, the Company does not consider these to meet the definition of a lease, and as such, records payments in the period in which the obligation for the payment is incurred. For the three months ended March 28, 2026 and March 29, 2025, the Company incurred expense of $0.2 million and $0.5 million, respectively, related to these aircraft time-sharing agreements. For the six months ended March 28, 2026 and March 29, 2025, the Company incurred expense of $0.7 million and $0.9 million, respectively, related to these aircraft time-sharing agreements.
Usage of Facility and Employee Services
The Company has a license arrangement with C&S whereby C&S is providing receiving and logistics services for the Company within a C&S distribution facility. The arrangement also provides for C&S employees assisting with certain of the Company’s operations. For the three months ended March 28, 2026 and March 29, 2025, the Company incurred expense of $0.4 million and $0.3 million, respectively, related to this arrangement. For the six months ended March 28, 2026 and March 29, 2025, the Company incurred expense of $0.8 million and $0.7 million, respectively, related to this arrangement.
Operating Lease Agreements
In fiscal year 2025, the Company entered into lease agreements with C&S for the lease of warehouse space in Plant City, FL and Coppell, TX. The Company’s estimated lease term for these lease agreements is for 2 years. Combined, the Company recognized $0.6 million and less than $0.1 million in rent expense for the three months ended March 28, 2026 and March 29, 2025, respectively. Combined, the Company recognized $1.2 million and less than $0.1 million in rent expense for the six months ended March 28, 2026 and March 29, 2025, respectively.

Customer Contracts
The Company has customer contracts with C&S relating to System implementations, software maintenance services and the operations of Systems. For the three months ended March 28, 2026 and March 29, 2025, revenue of $2.9 million and $2.9 million was recognized, respectively, relating to these customer contracts. For the six months ended March 28, 2026 and March 29, 2025, revenue of $4.0 million and $5.2 million was recognized, respectively, relating to these customer contracts.
There was $5.2 million unbilled accounts receivable and accounts receivable due from C&S at March 28, 2026, and $2.4 million unbilled accounts receivable and accounts receivable due from C&S at September 27, 2025.
There was $1.3 million and $0.5 million of deferred revenue related to contracts with C&S at March 28, 2026 and September 27, 2025, respectively.
Exol
The Company has a customer contract relating to System implementations and shared services with Exol. For the three months ended March 28, 2026 and March 29, 2025, revenue of $51.3 million and $4.9 million was recognized, respectively, relating to this customer contract. For the six months ended March 28, 2026 and March 29, 2025, revenue of $89.5 million and $7.6 million was recognized, respectively, relating to this customer contract.
There was $33.3 million and $0.6 million unbilled accounts receivable and accounts receivable due from the customer contract at March 28, 2026, and September 27, 2025, respectively.
There was $2.6 million and $13.1 million accounts receivable due from the shared service agreement at March 28, 2026 and September 27, 2025, respectively.
There was $168.1 million and $142.7 million of deferred revenue related to contracts with Exol at March 28, 2026 and September 27, 2025, respectively.
The transaction price allocated to performance obligations that are unsatisfied as of March 28, 2026 was $11.6 billion.
Cash funding of $11.3 million was made by the Company to Exol in relation to the VIE (as further described in Note 16, Variable Interest Entities) for the three months ended March 28, 2026. No cash funding was made by the Company to Exol in relation to the VIE for the three months ended March 29, 2025. Cash funding of $49.8 million and $6.8 million was made by the Company to Exol in relation to the VIE for the six months ended March 28, 2026 and March 29, 2025, respectively. Non-cash funding in the form of a stock contribution of $2.8 million was made by the Company to Exol for the three and six months ended March 29, 2025. No non-cash funding was made for the three and six months ended March 28, 2026.
Tax Distribution to Symbotic Holdings LLC Partners
Pursuant to the Second Amended and Restated Limited Liability Company Agreement of Symbotic Holdings, Symbotic LLC makes pro rata tax distributions to the holders of Symbotic Holdings’ units in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Symbotic Holdings that is allocated to them. There were no tax distributions made by the Company to or on behalf of its members for the three months ended March 28, 2026. For the three months ended March 29, 2025, there were $0.4 million of tax distributions made by the Company to or on behalf of its members, of which $0.3 million was distributed to or on behalf of those who met the definition of a related party in accordance with ASC Topic 850. For the six months ended March 28, 2026 and March 29, 2025, there were $1.2 million and $1.2 million of tax distributions made by the Company to or on behalf of its members, of which $1.2 million and $1.1 million was distributed to or on behalf of those who met the definition of a related party in accordance with ASC Topic 850, respectively.
15. Commitments and Contingencies
Purchase Obligations
The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased and fixed, minimum, or variable price provisions. As of March 28, 2026, the purchase commitments covered by these arrangements are $1.1 billion in the aggregate, of which $1.0 billion are less than one year.
Lease Commitments
The Company leases certain of its facilities under operating leases expiring in various years through 2030. Refer to Note 5, Leases, for a schedule of future lease payments under non-cancellable leases as of March 28, 2026.

Warranty
The Company provides a limited warranty on its Systems and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets.
Activity related to the warranty accrual is as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Balance at beginning of period	$44,163	$36,863	$43,607	$31,935
Provision	38,334	11,188	41,783	18,508
Warranty usage	(922)	(2,326)	(3,815)	(4,718)
Balance at end of period	$81,575	$45,725	$81,575	$45,725
In the second quarter of fiscal year 2026, following monitoring and testing that identified performance trends requiring further evaluation, the Company initiated a replacement program for certain System components, including a targeted recall. The Company recorded an additional liability of $34.3 million as of March 28, 2026, representing estimated costs associated with component replacements within the structure and related repairs. This amount is included within warranty liabilities in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The Company expects to complete these activities within one year. The recorded liability represents all probable and reasonably estimable costs directly associated with the program. Based on available information, the Company does not expect these matters to have a material adverse effect on its results of operations or cash flows in future periods. Actual costs could differ materially due to uncertainties, including potential additional expenses or other unforeseen events.
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
Contingencies
Liabilities for any loss contingencies arising from claims, assessments, litigation, fines, penalties, and other matters are recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. Legal costs associated with loss contingencies are expensed as incurred. As of March 28, 2026, the Company has made appropriate provisions related to such matters and does not believe that such matters will have a material adverse effect on the Company’s consolidated operations, financial position, or liquidity.
Indemnifications
In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of March 28, 2026 and September 27, 2025.
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
The Company’s recorded investments in the unconsolidated VIE and related estimated maximum exposure to loss are as follows (in thousands):

	March 28, 2026
	Investments in Unconsolidated VIE	Symbotic's Maximum Exposure to Loss
Exol	$135,675	$1,513,904
The Company calculated its maximum exposure to loss of $1,513.9 million while considering its equity investment in the VIE, any amounts owed to the Company for services which may have been provided, and future funding commitments of $1,511.3 million. As of March 28, 2026, there is a $135.7 million carrying value of the VIE which represents the amount which the Company has invested in the VIE, net of the Company’s proportionate share of the VIE’s net loss. The Company’s maximum exposure to loss as displayed above does not take into consideration the VIE’s commitment under the Exol Commercial Agreement to reimburse the Company in the event of a termination. If the VIE’s commitment under the Exol Commercial Agreement was taken into consideration, there would be no maximum exposure to loss presented as the VIE’s commitment under the Exol Commercial Agreement exceeds the Company’s future funding commitments.
17. Net Income (Loss) per Share
Basic earnings per share of Class A common stock is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income (loss) attributable to common shareholders adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Since the Company incurred net loss for the three and six months ended March 29, 2025, diluted weighted-average shares outstanding and diluted net loss per share is the same as basic weighted-average shares outstanding and basic net loss per share.

The following table sets forth the calculation for both basic and diluted earnings per share of Class A common stock (in thousands, except per share information):

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net income (loss)	$9,429	$(9,852)	$22,787	$(26,711)
Less: Net income (loss) attributable to the noncontrolling interest	7,460	(8,048)	18,216	(21,732)
Net income (loss) attributable to common stockholders	$1,969	$(1,804)	$4,571	$(4,979)

Weighted-average shares outstanding - Basic	125,538,207	107,726,978	120,506,529	106,900,622
Dilutive effect of restricted stock units	8,826,697	107,726,978	10,362,847	106,900,622
Weighted-average shares outstanding - Diluted	134,364,904	107,726,978	130,869,376	106,900,622
Earnings (loss) per share - Basic	$0.02	$(0.02)	$0.04	$(0.05)
Earnings (loss) per share - Dilutive	$0.01	$(0.02)	$0.03	$(0.05)
The Company’s Class V-1 Common Stock and Class V-3 Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V-1 Common Stock and Class V-3 Common Stock under the two-class method has not been presented.
The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of its equity instruments. The average stock price for the three months ended March 28, 2026 and March 29, 2025 was $57.60 and $25.58, respectively. The average stock price for the six months ended March 28, 2026 and March 29, 2025 was $61.81 and $27.06, respectively.
Anti-dilutive shares were immaterial for the three months ended March 28, 2026. For the three months ended March 28, 2026, there were 5.6 million dilutive common stock equivalents related to the RSUs which were included in the diluted EPS calculation, and 3.1 million dilutive common stock equivalents related to the unvested Exol Warrant that were included in the diluted EPS calculation. For the six months ended March 29, 2025, there were 6.6 million dilutive common stock equivalents related to the RSUs which were included in the diluted EPS calculation, and 3.7 million dilutive common stock equivalents related to the unvested Exol Warrant that were included in the diluted EPS calculation.
For the three months ended March 29, 2025, there were 5.9 million potentially dilutive common stock equivalents related to the RSUs which would have been included in the diluted EPS calculation and 7.3 million anti-dilutive common stock equivalents related to the unvested Exol Warrant that could potentially dilute EPS in the future. For the six months ended March 29, 2025, there were 6.3 million potentially dilutive common stock equivalents related to the RSUs which would have been included in the diluted EPS calculation and 6.3 million anti-dilutive common stock equivalents related to the unvested Exol Warrant that could potentially dilute EPS in the future.
18. Stock-Based Compensation and Warrants
The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
RSUs (service-based and performance-based)	$50,266	$33,221	$92,324	$57,385
Employee stock purchase plan	1,137	933	2,166	1,882
Total stock-based compensation expense	$51,403	$34,154	$94,490	$59,267

Effect of stock-based compensation expense on income by line item (in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Cost of revenue, Systems	$10,878	$7,760	$22,241	$10,079
Cost of revenue, Software maintenance and support	580	182	929	254
Cost of revenue, Operation services	1,167	357	1,836	698
Research and development	15,168	10,737	22,784	20,979
Selling, general, and administrative	23,610	15,118	46,700	27,257
Total stock-based compensation expense	$51,403	$34,154	$94,490	$59,267
Exol Warrant
On July 23, 2023, the Company issued the Exol Warrant to Sunlight, which allows Sunlight to acquire up to an aggregate of 11,434,360 shares of the Company’s Class A Common Stock, subject to certain vesting conditions. The Exol Warrant had a grant date fair value of $19.90 per share. The Exol Warrant vests upon conditions defined in the Exol Warrant, as Exol makes additional expenditures to the Company in connection with the Framework Agreement. There are up to eight vesting tranches in the Exol Warrant based on increments of expenditures where approximately 1,429,295 shares may vest per tranche, subject to certain conditions defined in the Exol Warrant. Upon vesting, shares may be acquired at an exercise price of $41.9719 per share. The warrant contains customary anti-dilution, down-round, and change-in-control provisions. The right to purchase shares pursuant to the Exol Warrant expires 36 months following the end of the initial term of the Framework Agreement, which is July 23, 2027, or if applicable, the extension term of the Framework Agreement, which is July 23, 2029. As of March 28, 2026, none of the shares issuable pursuant to the Exol Warrant had vested.
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

Geographic Information
Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region for the three and six months ended March 28, 2026 and March 29, 2025 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
United States	$627,921	$524,503	$1,233,558	$1,010,688
International	48,559	25,148	72,907	25,656
Total revenue	$676,480	$549,651	$1,306,465	$1,036,344
Percentage of revenue generated outside of the United States	7%	5%	6%	2%
Total property and equipment, net by geographical region at March 28, 2026 and at September 27, 2025 are as follows (in thousands):

	March 28, 2026	September 27, 2025
United States	$146,304	$117,640
International	154	9
Total property and equipment, net	$146,458	$117,649
Percentage of property and equipment, net held outside of the United States	nil	nil
20. Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Apart from the item described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
On April 7, 2026, Symbotic LLC entered into a Subscription Agreement with Nyobolt Limited (“Nyobolt”). Pursuant to the Subscription Agreement, Symbotic LLC invested approximately $50.0 million in Nyobolt and received Series C Shares in Nyobolt. Concurrently, Symbotic LLC also entered into warrant agreements with Nyobolt (“2026 warrant agreements”) which, subject to meeting certain conditions, will entitle the Company to acquire a fixed number of shares of Nyobolt during the period of time set forth in the 2026 warrant agreements. The warrants vest at a specified price per share upon meeting certain commercial-based milestones. If, and when, the relevant milestones are reached, the corresponding warrants will become exercisable up until the expiration date of the warrants in April 2046.

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
Our robotic based automation systems, which include hardware and essential software, move, store and sort cases and eaches in warehouses. Our systems are operational in a number of the world’s largest retailers, including Walmart, wholesale distributors, including C&S Wholesale Grocers, and are being deployed in GreenBox Systems LLC, which is now doing business as Exol (“Exol”), our warehouse-as-a-service joint venture. We have spent significant time working closely with our customers to develop, test and refine our technology. We have approximately $22.7 billion of backlog as of March 28, 2026, of which our agreements with Walmart and Exol comprise the vast majority.
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
In January 2025, we acquired the Advanced Systems and Robotics (“ASR”) business from Walmart and signed a Master Automation Agreement that provides for the development, manufacture and installation of automated systems for online pickup and delivery at Walmart retail stores (“2025 Walmart MAA”). This acquisition added a new product category for us to address the opportunity for automated fulfillment of customer orders at the local and store level, which supports the growth of e-commerce. Under the 2025 Walmart MAA, as of March 28, 2026, we are operating several micro-fulfillment systems, which we will continue to support. We are in the process of developing an advanced micro-fulfillment system for future deployments.
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
Results of Operations for the Three and Six Months Ended March 28, 2026 and March 29, 2025
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended		For the Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(in thousands)
Revenue:
Systems	$634,496	$513,372	$1,224,788	$977,431
Software maintenance and support	12,924	6,685	23,809	12,210
Operation services	29,060	29,594	57,868	46,703
Total revenue	676,480	549,651	1,306,465	1,036,344
Cost of revenue:
Systems	495,551	411,788	965,424	792,778
Software maintenance and support	3,368	2,030	6,322	3,888
Operation services	27,609	25,041	51,343	47,870
Total cost of revenue	526,528	438,859	1,023,089	844,536
Gross profit	149,952	110,792	283,376	191,808
Operating expenses:
Research and development expenses	51,283	57,960	94,289	101,239
Selling, general, and administrative expenses	92,566	73,305	173,785	134,010
Restructuring charges	12	—	2,685	—
Total operating expenses	143,861	131,265	270,759	235,249
Operating income (loss)	6,091	(20,473)	12,617	(43,441)
Other income, net	10,855	11,714	24,101	19,537
Income (loss) before income tax and equity method investment	16,946	(8,759)	36,718	(23,904)
Income tax expense	(572)	1,397	(1,187)	1,248
Income (loss) from equity method investment	(6,945)	(2,490)	(12,744)	(4,055)
Net income (loss)	$9,429	$(9,852)	$22,787	$(26,711)

	For the Three Months Ended		For the Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Revenue:
Systems	94%	93%	94%	94%
Software maintenance and support	2	1	2	1
Operation services	4	5	4	5
Total revenue	100	100	100	100
Cost of revenue:
Systems	73	75	74	76
Software maintenance and support	—	—	—	—
Operation services	4	5	4	5
Total cost of revenue	78	80	78	81
Gross profit	22	20	22	19
Operating expenses:
Research and development expenses	8	11	7	10
Selling, general, and administrative expenses	14	13	13	13
Restructuring charges	—	—	—	—
Total operating expenses	21	24	21	23
Operating income (loss)	1	(4)	1	(4)
Other income, net	2	2	2	2
Income (loss) before income tax and equity method investment	3	(2)	3	(2)
Income tax expense	—	—	—	—
Income (loss) from equity method investment	(1)	—	(1)	—
Net income (loss)	1%	(2)%	2%	(3)%
*Percentages are based on actual values. Totals may not sum due to rounding.
Three and Six Months Ended March 28, 2026 Compared to the Three and Six Months Ended March 29, 2025
Revenue

	For the Three Months Ended		Change
	March 28, 2026	March 29, 2025	Amount	%
	(dollars in thousands)
Systems	$634,496	$513,372	$121,124	24%
Software maintenance and support	12,924	6,685	6,239	93%
Operation services	29,060	29,594	(534)	(2)%
Total revenue	$676,480	$549,651	$126,829	23%
Systems revenue increased during the three months ended March 28, 2026, as compared to the three months ended March 29, 2025, due to there being 70 Systems in Deployment during the fiscal quarter ended March 28, 2026, as compared to 46 Systems in Deployment during the same quarter of fiscal 2025.
The increase in Software Maintenance and Support revenue is due to 52 Operational Systems which are under Software Maintenance and Support contracts for the three months ended March 28, 2026, as compared to 37 Operational Systems which were under Software Maintenance and Support contracts for the three months ended March 29, 2025.
The decrease in Operation Services revenue is primarily attributable to a decrease in training services provided to our customers for the three months ended March 28, 2026, as compared to the three months ended March 29, 2025.

	For the Six Months Ended		Change
	March 28, 2026	March 29, 2025	Amount	%
	(dollars in thousands)
Systems	$1,224,788	$977,431	$247,357	25%
Software maintenance and support	23,809	12,210	11,599	95%
Operation services	57,868	46,703	11,165	24%
Total revenue	$1,306,465	$1,036,344	$270,121	26%
Systems revenue increased during the six months ended March 28, 2026, as compared to the six months ended March 29, 2025, due to additional revenue generated from the 2025 Walmart MAA and there being 70 Systems in Deployment during the six months ended March 28, 2026, as compared to 46 Systems in Deployment during the same quarter of fiscal 2025.
The increase in Software Maintenance and Support revenue is due to 52 Operational Systems which are under Software Maintenance and Support contracts for the six months ended March 28, 2026, as compared to 37 Operational Systems which were under Software Maintenance and Support contracts for the six months ended March 29, 2025.
The increase in Operation Services revenue is attributable to an increase in the number of Operational Systems where we are performing Operation Services for the six months ended March 28, 2026, as compared to the six months ended March 29, 2025, partially offset by a decrease in training services provided to our customers. As we continue to increase the number of Operational Systems, an increase in the number of Operation Services contracts is expected.
Gross Profit
The following table sets forth our gross profit for the three months ended March 28, 2026 and March 29, 2025:

	For the Three Months Ended		Change
	March 28, 2026	March 29, 2025	Amount
	(in thousands)
Systems	$138,945	$101,584	$37,361
Software maintenance and support	9,556	4,655	4,901
Operation services	1,451	4,553	(3,102)
Total gross profit	$149,952	$110,792	$39,160
Systems gross profit increased $37.4 million for the three months ended March 28, 2026, as compared to the three months ended March 29, 2025. The increase in Systems gross profit is primarily driven by our capture of the increasing value we are driving for customers as well as the 70 Systems in Deployment during the three months ended March 29, 2025, as compared to 46 Systems in Deployment during the three months ended March 29, 2025. The increase in Systems gross profit was further driven by continued strong project execution and cost discipline, partially offset by increased tariff expenses as tariff regulations continue to evolve and increased warranty expense.
The increase in Software Maintenance and Support gross profit is driven by the revenue from the additional Operational Systems which are under Software Maintenance and Support contracts for the three months ended March 28, 2026, as compared to the three months ended March 29, 2025, while costs to perform our maintenance and support services remained relatively flat.
The decrease in Operation Services gross profit for the three months ended March 28, 2026, as compared to the three months ended March 29, 2025, is driven by an increased cost for our managed services portfolio. This cost increase resulted in a decreased margin, which was partially offset by the increase in the number of Operational Systems from the prior year.

The following table sets forth our gross profit for the six months ended March 28, 2026 and March 29, 2025:

	For the Six Months Ended		Change
	March 28, 2026	March 29, 2025	Amount
	(in thousands)
Systems	$259,364	$184,653	$74,711
Software maintenance and support	17,487	8,322	9,165
Operation services	6,525	(1,167)	7,692
Total gross profit	$283,376	$191,808	$91,568
Systems gross profit increased $74.7 million for the six months ended March 28, 2026, as compared to the six months ended March 29, 2025. The increase in Systems gross profit is primarily driven by our capture of the increasing value we are driving for customers as well as the 70 Systems in Deployment during the six months ended March 29, 2025, as compared to 46 Systems in Deployment during the six months ended March 29, 2025. The increase in Systems gross profit was further driven by continued strong project execution and cost discipline, partially offset by increased tariff expenses as tariff regulations continue to evolve, and increased warranty expense.
The increase in Software Maintenance and Support gross profit is driven by the revenue from the additional Operational Systems which are under Software Maintenance and Support contracts for the six months ended March 28, 2026, as compared to the six months ended March 29, 2025, while costs to perform our maintenance and support services remained relatively flat.
The increase in Operation Services gross profit for the six months ended March 28, 2026, as compared to the six months ended March 29, 2025, is primarily driven by operational efficiencies and an increase in the number of Operational Systems from the prior year.
Research and Development Expenses

	For the Three Months Ended		Change
	March 28, 2026	March 29, 2025	Amount	%
	(dollars in thousands)
Research and development	$51,283	$57,960	$(6,677)	(12)%
Percentage of total revenue	8%	11%

The decrease in research and development expenses for the three months ended March 28, 2026, as compared to the three months ended March 29, 2025, is due to the following:

Change
(in thousands)
Employee-related costs	$528
Prototyping-related costs, allocated overhead expenses, and other	(7,205)
$(6,677)
Employee-related costs remained relatively flat for the three months ended March 28, 2026, as compared to the three months ended March 29, 2025. We had an increase in stock-based compensation expense due to incremental grants made for the three months ended March 28, 2026, as compared to the three months ended March 29, 2025. This increase was partially offset by a decrease in payroll-related expenses for the three months ended March 28, 2026, as compared to the three months ended March 29, 2025, driven by the reduction in force which occurred in the first quarter of fiscal year 2026.
Prototyping-related costs, allocated overhead expenses, and other expenses decreased for the three months ended March 28, 2026, as compared to the three months ended March 29, 2025, primarily from a decrease in prototype-related costs as we have completed older research and development projects, while costs for current research and development projects require fewer prototypes.

	For the Six Months Ended		Change
	March 28, 2026	March 29, 2025	Amount	%
	(dollars in thousands)
Research and development	$94,289	$101,239	$(6,950)	(7)%
Percentage of total revenue	7%	10%
The decrease in research and development expenses for the six months ended March 28, 2026, as compared to the six months ended March 29, 2025, is due to the following:

Change
(in thousands)
Employee-related costs	$(2,095)
Prototyping-related costs, allocated overhead expenses, and other	(4,855)
$(6,950)
Employee-related costs decreased for the six months ended March 28, 2026, as compared to the six months ended March 29, 2025. The primary driver in the decrease to employee-related costs for the six months ended March 28, 2026, as compared to the six months ended March 29, 2025, was from an increase in engineering resources assigned to customer projects, which was primarily related to the 2025 MAA.
Prototyping-related costs, allocated overhead expenses, and other expenses decreased for the six months ended March 28, 2026, as compared to the six months ended March 29, 2025, primarily from a decrease in prototype-related costs as we have completed older research and development projects, while costs for current research and development projects require fewer prototypes. This decrease was partially offset by an increase in amortization expense attributable to the intangible assets that we acquired through our asset and business combination transactions.
Selling, General, and Administrative Expenses

	For the Three Months Ended		Change
	March 28, 2026	March 29, 2025	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$92,566	$73,305	$19,261	26%
Percentage of total revenue	14%	13%

The increase in selling, general, and administrative expenses for the three months ended March 28, 2026, as compared to the three months ended March 29, 2025, is due to the following:

Change
(in thousands)
Employee-related costs	$18,645
Allocated overhead expenses and other	616
$19,261
Employee-related costs increased in the three months ended March 28, 2026, as compared to the three months ended March 29, 2025, primarily as a result of our full-time employee and contractor headcount growth within our selling, general, and administrative functions. We increased our headcount primarily to support our rapid acceleration of Deployments and business transformation. We incurred incremental costs related to building both shorter-term as well as permanent processes and infrastructure to ramp partnerships and operations.
Allocated overhead and other expenses increased in the three months ended March 28, 2026, as compared to the three months ended March 29, 2025, primarily due to an increase in information technology related costs to support growth within our employee base and infrastructure. This increase was partially offset by a decrease in legal expenses from the prior year as we incurred more legal expenses related to our internal controls remediation and acquisition activity for the three months ended March 29, 2025.

	For the Six Months Ended		Change
	March 28, 2026	March 29, 2025	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$173,785	$134,010	$39,775	30%
Percentage of total revenue	13%	13%
The increase in selling, general, and administrative expenses for the six months ended March 28, 2026, as compared to the six months ended March 29, 2025, is due to the following:

Change
(in thousands)
Employee-related costs	$39,676
Allocated overhead expenses and other	99
$39,775
Employee-related costs increased in the six months ended March 28, 2026, as compared to the six months ended March 29, 2025, primarily as a result of our full-time employee and contractor headcount growth within our selling, general, and administrative functions. We increased our headcount primarily to support our rapid acceleration of System Deployments and business transformation. We incurred incremental costs related to building both shorter-term as well as permanent processes and infrastructure to ramp partnerships and operations.
Allocated overhead and other expenses remained flat in the six months ended March 28, 2026, as compared to the six months ended March 29, 2025, primarily due to an increase in information technology related costs to support growth within our employee base and infrastructure as well as an increase in rent and property tax as we have increased our number of properties as we expand into other locations. This increase was partially offset by a decrease in legal expenses from the prior year as we incurred more legal expenses related to our internal controls remediation and acquisition activity for the six months ended March 29, 2025.
Other income, net

	For the Three Months Ended		Change
	March 28, 2026	March 29, 2025	Amount	%
	(dollars in thousands)
Other income, net	$10,855	$11,714	$(859)	(7)%
Percentage of total revenue	2%	2%
The decrease in other income, net for the three months ended March 28, 2026, as compared to the three months ended March 29, 2025, was primarily due to the fair value adjustment made in the three months ended March 29, 2025 when such adjustment did not occur in the three months ended March 28, 2026. This decrease was partially offset by an increase in interest income due to higher interest earned on invested cash balances for the three months ended March 28, 2026, as compared to the three months ended March 29, 2025.

	For the Six Months Ended		Change
	March 28, 2026	March 29, 2025	Amount	%
	(dollars in thousands)
Other income, net	$24,101	$19,537	$4,564	23%
Percentage of total revenue	2%	2%
The increase in other income, net for the six months ended March 28, 2026, as compared to the six months ended March 29, 2025, was primarily due to higher interest earned on invested cash balances for the six months ended March 28, 2026, as compared to the six months ended March 29, 2025.

Income Taxes

	For the Three Months Ended		Change
	March 28, 2026	March 29, 2025	Amount	%
(dollars in thousands)
Income tax benefit (expense)	$(572)	$1,397	$(1,969)	(141)%
Percentage of total revenue	nil	nil
The increase in income tax expense for the three months ended March 28, 2026, as compared to the three months ended March 29, 2025, is attributable to the expense related to current international and state income taxes which were offset in fiscal year 2025 by a partial release of the valuation allowance in connection with the ASR Acquisition.

	For the Six Months Ended		Change
	March 28, 2026	March 29, 2025	Amount	%
(dollars in thousands)
Income tax benefit (expense)	$(1,187)	$1,248	$(2,435)	(195)%
Percentage of total revenue	nil	nil
The increase in income tax expense for the six months ended March 28, 2026, as compared to the six months ended March 29, 2025, is attributable to the expense related to current international and state income taxes which were offset in fiscal year 2025 by a partial release of the valuation allowance in connection with the ASR Acquisition.
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
•Restructuring charges – Restructuring charges are costs associated with restructuring plans and are primarily related to employee severance and benefit arrangements, lower of cost and net realizable value adjustments to inventory and long-lived assets that will no longer be used in operations, and termination fees for any contracts cancelled as part of the restructuring plan. The restructuring charges in fiscal year 2025 represent those charges incurred related to a reduction of our workforce across all areas of the employees that joined our workforce in connection with the ASR Acquisition. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items vary significantly based on the magnitude of the restructuring action and do not reflect future expected operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or past operations of our business.
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

The following table reconciles GAAP net loss to Adjusted EBITDA for the three and six months ended March 28, 2026 and March 29, 2025 (in thousands):

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net income (loss)	$9,429	$(9,852)	$22,787	$(26,711)
Interest income	(10,906)	(7,229)	(22,505)	(14,998)
Income tax expense	572	(1,397)	1,187	(1,248)
Depreciation and amortization	11,322	11,169	20,015	18,029
Stock-based compensation	57,188	36,376	101,305	63,456
Business combination transaction expenses	710	3,298	721	7,100
Equity method investment	6,945	2,490	12,744	4,055
Internal control remediation	1,931	2,175	4,347	5,251
Business transformation costs	550	2,400	3,080	2,400
Fair value adjustments on strategic investments	—	(4,481)	(1,661)	(4,481)
Restructuring charges	12	(231)	2,636	(231)
Adjusted EBITDA	$77,753	$34,718	$144,656	$52,622
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

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Gross profit	$149,952	$110,792	$283,376	$191,808
Depreciation and amortization	1,614	2,949	3,102	5,418
Stock-based compensation	14,208	8,300	26,879	11,032
Restructuring charges	—	(231)	(48)	(231)
Adjusted gross profit	$165,774	$121,810	$313,309	$208,027

Gross profit margin	22.2%	20.2%	21.7%	18.5%
Adjusted gross profit margin	24.5%	22.2%	24.0%	20.1%
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

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Research and development expenses	$51,283	$57,960	$94,289	$101,239
Depreciation and amortization	(5,161)	(5,611)	(10,151)	(7,911)
Stock-based compensation	(17,123)	(12,028)	(25,044)	(23,966)
Adjusted research and development expenses	$28,999	$40,321	$59,094	$69,362

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Selling, general, and administrative expenses	$92,566	$73,305	$173,785	$134,010
Depreciation and amortization	(4,547)	(2,609)	(6,762)	(4,699)
Stock-based compensation	(25,857)	(16,049)	(49,383)	(28,460)
Business combination transaction expenses	(710)	(3,298)	(721)	(7,099)
Internal control remediation	(1,931)	(2,175)	(4,346)	(5,251)
Business transformation costs	(550)	(2,400)	(3,080)	(2,400)
Adjusted selling, general, and administrative expenses	$58,971	$46,774	$109,493	$86,101
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

	Three Months Ended		Six Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net cash provided by operating activities	$261,341	$269,575	$452,881	$474,602
Purchases of property and equipment and capitalization of internal use software development costs	(43,368)	(20,560)	(45,420)	(27,917)
Free cash flow	$217,973	$249,015	$407,461	$446,685
Liquidity and Capital Resources
As of March 28, 2026, our principal sources of liquidity were cash received from customers upon the inception and continuation of contracts to install Systems.
The following table shows net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the six months ended March 28, 2026 and March 29, 2025:

	Six Months Ended
	March 28, 2026	March 29, 2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$452,881	$474,602
Investing activities	$(115,404)	$(245,909)
Financing activities	$426,983	$(1,011)

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
Net cash provided by operating activities was $452.9 million during the six months ended March 28, 2026. Net cash provided by operating activities was primarily due to our net income of $22.8 million adjusted for non-cash items of $139.2 million, primarily consisting of $20.0 million depreciation and amortization, $94.5 million stock-based compensation, and $9.6 million provision for excess and obsolete inventory, offset by cash provided by operating assets and liabilities of $290.9 million. Cash provided by operating assets and liabilities of $290.9 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by operating activities was $474.6 million during the six months ended March 29, 2025. Net cash provided by operating activities was primarily due to our net loss of $26.7 million adjusted for non-cash items of $76.2 million, primarily consisting of $18.0 million depreciation and amortization, $55.5 million stock-based compensation, offset by cash provided by operating assets and liabilities of $425.1 million. Cash provided by operating assets and liabilities of $425.1 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers, an increase in inventory purchases to meet our installation timeline for our customer’s Deployments in connection with the Walmart MAA and other customer contracts, as well as an increase in deferred revenue resulting from an increase in the number of Deployments.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases, capitalization of internal use software development costs, and acquisitions of strategic investments.
Net cash and cash equivalents used in investing activities during the six months ended March 28, 2026 consisted of $45.4 million of purchased property and equipment and $70.0 million of cash paid for strategic investments, which includes our investment in our unconsolidated variable interest entity, Exol. No other significant investing activities occurred during the six months ended March 28, 2026.
Net cash and cash equivalents provided by investing activities during the six months ended March 29, 2025 consisted of $27.9 million of purchased property and equipment and $18.0 million related to acquisitions of strategic investments, which includes our investment in our unconsolidated variable interest entity, Exol, and cash paid for the acquisition of ASR of $200.0 million.
Financing Activities
Our financing activities typically consist of payments and proceeds related to our equity incentive plans for both RSUs and ESPP, and also include proceeds from equity financing transactions.
During the six months ended March 28, 2026, we received net proceeds of $424.3 million from the issuance of Class A common stock upon completion of our equity financing transaction in December 2025. No other significant financing activities occurred during the six months ended March 28, 2026.
During the six months ended March 29, 2025, we paid taxes of $3.0 million related to net share settlement of RSUs and we also paid $1.2 million in distributions to or on behalf of Symbotic Holdings partners to fund all or part of their obligations with respect to the taxable income of Symbotic Holdings that is allocated to them.
Contractual Obligations and Commitments and Liquidity Outlook
Our cash flows from operations along with equity infusions have historically been sufficient to fund our operating activities and other cash requirements. At March 28, 2026, we had a cash and cash equivalents balance of $2,009.4 million. Our cash requirements for the three and six months ended March 28, 2026 were primarily related to inventory purchases in order to deliver our Systems to our customers in an orderly manner in line with our installation timeline, and acquisitions of strategic investments to expand our investment profile.

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
The following table summarizes our current and long-term material cash requirements as of March 28, 2026 for our vendor commitments:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Vendor commitments	$1,047,126	$993,313	$53,604	$209	$—
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
Critical Accounting Policies and Estimates
Other than the change in accounting principle disclosed below, there have been no significant changes in our critical accounting policies and estimates during the six months ended March 28, 2026, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended September 27, 2025, which are included within the Annual Report on Form 10-K filed with the SEC on November 24, 2025.
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
Off-Balance Sheet Arrangements
As of March 28, 2026, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the previously reported material weakness described below.
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
As of March 28, 2026, the Company did not effectively design procedures and controls over the timing of the recognition of cost of revenue. This resulted in timing discrepancies in the recognition of cost of revenue during the year ended September 27, 2025. Given that we recognize revenue on a percentage of completion basis, this also resulted in timing discrepancies in the recognition of revenue during the year ended September 27, 2025. These deficiencies in internal control over financial reporting constituted a material weakness as of March 28, 2026.
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
Changes in Internal Control Over Financial Reporting
Subject to the steps taken in connection with the remediation plan noted below, there have been no changes in our internal control over financial reporting for the three months ended March 28, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the fiscal quarter ended March 28, 2026, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading agreement” or a “non-Rule 10b5-1 trading agreement” as defined in Regulation S-K Item 408.
Certain of our directors or officers have made elections to participate in, and are participating in, our Incentive Compensation Plan, ESPP or our defined-contribution benefit plan under the provisions of Section 401(k) of the Internal Revenue Code and have may, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference into this Report.

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Symbotic Inc.	8-K	3.1	6/13/2022
3.2	Bylaws of Symbotic Inc.	8-K	3.2	6/13/2022
4.1++	Warrant to purchase common units, dated June 7, 2022, between Symbotic Holdings LLC and Walmart Inc.	8-K	4.1	6/13/2022
4.2	Warrant to purchase class A common stock, dated July 23, 2023, between Symbotic Inc. and Sunlight Investment Corp.	8-K	4.1	7/24/2023
4.3	Description of securities of Symbotic Inc.	10-K	4.2	12/9/2022
4.4	Form of Indenture	S-3	4.1	7/24/2023
10.1#	Form of Offer Letter for Executive Officers
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

#	Indicates management contract or compensatory plan.
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

Date: May 6, 2026

Symbotic Inc.

By:	/s/ Maria G. Freve
Name:	Maria G. Freve
Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)