Form 10-Q
period 2026-06-27
Symbotic Inc.
filed 2026-08-05
CIK 1837240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 3, 2026, the following shares of common stock were outstanding:
129,873,381 shares of Class A common stock, par value $0.0001 per share
71,369,131 shares of Class V-1 common stock, par value $0.0001 per share
403,559,196 shares of Class V-3 common stock, par value $0.0001 per share

i

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
•manage the timing and cost of any product replacement, programs and related recalls;
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

PART I - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

Symbotic Inc.
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 27, 2026	September 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,746,446	$1,244,993
Accounts receivable	288,533	186,705
Unbilled accounts receivable	459,843	181,658
Inventories	220,841	164,390
Deferred expenses	59,063	20,532
Prepaid expenses and other current assets	83,060	86,582
Total current assets	2,857,786	1,884,860
Property and equipment, net	158,575	117,649
Intangible assets, net	83,245	79,149
Goodwill	59,871	59,871
Equity method investment	140,468	123,034
Other assets	224,174	131,166
Total assets	$3,524,119	$2,395,729
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$327,807	$286,669
Accrued expenses and other current liabilities	265,517	200,442
Deferred revenue	1,553,749	1,242,312
Total current liabilities	2,147,073	1,729,423
Deferred revenue	182,810	124,932
Other liabilities	60,270	63,629
Total liabilities	2,390,153	1,917,984

Commitments and contingencies (Note 15)	—	—

Equity:
Class A Common Stock, 3,000,000,000 shares authorized, 128,931,651 and 112,635,932 shares issued and outstanding at June 27, 2026 and September 27, 2025, respectively	15	13
Class V-1 Common Stock, 1,000,000,000 shares authorized, 71,373,131 and 74,693,311 shares issued and outstanding at June 27, 2026 and September 27, 2025, respectively	7	7

Class V-3 Common Stock, 450,000,000 shares authorized, 403,559,196 shares issued and outstanding at June 27, 2026 and September 27, 2025	40	40
Additional paid-in capital	2,028,978	1,556,611
Accumulated deficit	(1,317,539)	(1,333,783)
Accumulated other comprehensive loss	(2,732)	(2,695)
Total stockholders’ equity	708,769	220,193
Noncontrolling interest	425,197	257,552
Total equity	1,133,966	477,745
Total liabilities and equity	$3,524,119	$2,395,729
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share and per share information)

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenue:
Systems	$670,952	$559,108	$1,895,740	$1,536,539
Software maintenance and support	12,765	8,121	36,574	20,331
Operation services	37,121	24,892	94,989	71,595
Total revenue	720,838	592,121	2,027,303	1,628,465
Cost of revenue:
Systems	523,607	453,967	1,489,031	1,246,745
Software maintenance and support	3,486	1,705	9,808	5,593
Operation services	32,835	24,607	84,178	72,476
Total cost of revenue	559,928	480,279	1,583,017	1,324,814
Gross profit	160,910	111,842	444,286	303,651
Operating expenses:
Research and development expenses	43,780	49,729	138,069	150,967
Selling, general, and administrative expenses	84,235	71,557	258,020	205,567
Restructuring charges	—	16,361	2,685	16,361
Total operating expenses	128,015	137,647	398,774	372,895
Operating income (loss)	32,895	(25,805)	45,512	(69,244)
Other income, net	30,587	8,451	54,688	27,987
Income (loss) before income tax and equity method investment	63,482	(17,354)	100,200	(41,257)
Income tax benefit (expense)	1,149	(44)	(38)	1,204
Loss from equity method investment	(9,631)	(3,776)	(22,375)	(7,831)
Net income (loss)	55,000	(21,174)	77,787	(47,884)
Net income (loss) attributable to noncontrolling interests	43,327	(17,251)	61,543	(38,982)
Net income (loss) attributable to common stockholders	$11,673	$(3,923)	$16,244	$(8,902)

Income (loss) per share of Class A Common Stock:
Basic	$0.09	$(0.04)	$0.13	$(0.08)
Diluted	$0.09	$(0.04)	$0.12	$(0.08)
Weighted-average shares of Class A Common Stock outstanding:
Basic	128,076,383	109,201,745	123,029,814	107,664,864
Diluted	133,252,947	109,201,745	131,666,538	107,664,864
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income (loss)	$55,000	$(21,174)	$77,787	$(47,884)
Less: Net income (loss) attributable to noncontrolling interests	43,327	(17,251)	61,543	(38,982)
Net income (loss) attributable to common stockholders	$11,673	$(3,923)	$16,244	$(8,902)
Other comprehensive income (loss):
Foreign currency translation adjustments	(89)	109	(177)	(467)
Total other comprehensive income (loss)	(89)	109	(177)	(467)
Less: other comprehensive income (loss) attributable to noncontrolling interests	(70)	89	(140)	(383)
Other comprehensive income (loss) attributable to common stockholders	$(19)	$20	$(37)	$(84)
Comprehensive income (loss)	54,911	(21,065)	77,610	(48,351)
Less: Comprehensive income (loss) attributable to noncontrolling interests	43,257	(17,162)	61,403	(39,365)
Total comprehensive income (loss) attributable to common stockholders	$11,654	$(3,903)	$16,207	$(8,986)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share information)

	Three Months Ended June 27, 2026
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 28, 2026	127,015,993	$14	71,940,208	$7	403,559,196	$40	$2,018,008	$(2,713)	$(1,329,212)	$341,521	$1,027,665
Net income	—	—	—	—	—	—	—	—	11,673	43,327	55,000
Issuance of common stock under stock plans, net of shares withheld for employee taxes	1,348,581	1	—	—	—	—	—	—	—	—	1
Exchange of Class V-1 common stock	567,077	—	(567,077)	—	—	—	3	—	—	(3)	—
Distribution to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	14	14
Stock-based compensation	—	—	—	—	—	—	10,967	—	—	40,408	51,375
Other comprehensive income (loss)	—	—	—	—	—	—	—	(19)	—	(70)	(89)
Balance at June 27, 2026	128,931,651	$15	71,373,131	$7	403,559,196	$40	$2,028,978	$(2,732)	$(1,317,539)	$425,197	$1,133,966

	Nine Months Ended June 27, 2026
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income/Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 27, 2025	112,635,932	$13	74,693,311	$7	403,559,196	$40	$1,564,815	$(2,695)	$(1,340,862)	$261,895	$483,213
Cumulative effect from change in accounting principle	—	—	—	—	—	—	(8,204)	—	7,079	(4,343)	(5,468)
Net income	—	—	—	—	—	—	—	—	16,244	61,543	77,787
Issuance of common stock under stock plans, net of shares withheld for employee taxes	4,869,906	1	—	—	—	—	—	—	—	—	1
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	105,633	—	—	—	—	—	3,898	—	—	—	3,898
Exchange of Class V-1 common stock	3,320,180	—	(3,320,180)	—	—	—	12,312	—	—	(12,312)	—
Issuance of common stock in connection with equity offering	8,000,000	1	—	—	—	—	424,307	—	—		424,308
Distribution to Symbotic Holdings LLC partners	—	—	—	—	—	—	—	—	—	(1,208)	(1,208)
Stock-based compensation	—	—	—	—	—	—	31,850	—	—	119,762	151,612
Other comprehensive income (loss)	—	—	—	—	—	—	—	(37)	—	(140)	(177)
Balance at June 27, 2026	128,931,651	$15	71,373,131	$7	403,559,196	$40	$2,028,978	$(2,732)	$(1,317,539)	$425,197	$1,133,966

	Three Months Ended June 28, 2025
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 29, 2025	108,380,772	$13	76,223,325	$7	404,309,196	$40	$1,535,899	$(2,698)	$(1,328,165)	$215,118	$420,214
Net loss	—	—	—	—	—	—	—	—	(3,923)	(17,251)	(21,174)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	914,007	—	—	—	—	—	—	—	—	—	—
Exchange of Class V-1 and V-3 common stock	958,154	—	(208,154)	—	(750,000)	—	1,218	—	—	(1,218)	—
Distributions to Symbotic Holdings LLC partners	—	—	—	—	—	—	(6)	—	—	56	50
Stock-based compensation	—	—	—	—	—	—	7,658	—	—	33,306	40,964
Other comprehensive loss	—	—	—	—	—	—	—	20	—	89	109
Balance at June 28, 2025	110,252,933	$13	76,015,171	$7	403,559,196	$40	$1,544,769	$(2,678)	$(1,332,088)	$230,100	$440,163

	Nine Months Ended June 28, 2025
	Class A Common Stock		Class V-1 Common Stock		Class V-3 Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 28, 2024	104,689,377	$13	76,965,386	$7	404,309,196	$40	$1,522,894	$(2,594)	$(1,323,186)	$192,954	$390,128
Net loss	—	—	—	—	—	—	—	—	(8,902)	(38,982)	(47,884)
Issuance of common stock under stock plans, net of shares withheld for employee taxes	3,853,578	—	—	—	—	—	(3,012)	—	—	—	(3,012)
Issuance of common stock under employee stock purchase plan, net of shares withheld for employee taxes	206,664	—	—	—	—	—	3,231	—	—	—	3,231
Exchange of Class V-1 and V-3 common stock	1,503,314	—	(753,314)	—	(750,000)	—	3,324	—	—	(3,324)	—
Cancellation of Class V-1 common stock	—	—	(196,901)	—	—	—	—	—	—	—	—
Distributions to Symbotic Holdings LLC partners	—	—	—	—	—	—	(6)	—	—	(1,176)	(1,182)
Stock-based compensation	—	—	—	—	—	—	18,338	—	—	81,011	99,349
Other comprehensive loss	—	—	—	—	—	—	—	(84)	—	(383)	(467)
Balance at June 28, 2025	110,252,933	$13	76,015,171	$7	403,559,196	$40	$1,544,769	$(2,678)	$(1,332,088)	$230,100	$440,163
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Nine Months Ended
	June 27, 2026	June 28, 2025
		Revised[1]
Cash flows from operating activities:
Net income (loss)	$77,787	$(47,884)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,277	30,954
Amortization of leases	956	3,172
Loss from equity method investment	22,375	7,831
Foreign currency losses (gains)	58	(73)
Provision for excess and obsolete inventory	13,826	4,901
Loss on disposal of assets	76	201
Stock-based compensation	142,919	92,322
Gain from strategic investment fair value adjustment	(21,039)	(4,481)
Changes in operating assets and liabilities:
Accounts receivable	(101,331)	65,570
Inventories	(71,145)	(30,187)
Prepaid expenses and other current assets	(265,836)	52,779
Deferred expenses	(38,532)	23,582
Other assets	35,632	(61,928)
Accounts payable	51,245	40,544
Accrued expenses and other current liabilities	63,672	(7,613)
Deferred revenue	368,777	117,288
Other liabilities	(4,133)	(8,888)
Net cash provided by operating activities	305,584	278,090
Cash flows from investing activities:
Purchases of property and equipment and capitalization of internal use software development costs	(62,753)	(42,784)
Acquisitions of strategic investments	(123,247)	(42,225)
Cash paid for business and asset acquisitions	(20,157)	(141,831)
Net cash used in investing activities	(206,157)	(226,840)
Cash flows from financing activities:
Payment for taxes related to net share settlement of stock-based compensation awards	—	(3,012)
Net proceeds from issuance of common stock under employee stock purchase plan	3,898	3,233
Proceeds from issuance of Class A common stock	424,307	—
Distributions to or on behalf of Symbotic Holdings LLC partners	(1,208)	(1,175)
Net cash provided by (used in) financing activities	426,997	(954)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(39)	(10)
Net increase in cash, cash equivalents, and restricted cash	526,385	50,286
Cash, cash equivalents, and restricted cash — beginning of period	1,247,193	730,354
Cash, cash equivalents, and restricted cash — end of period	$1,773,578	$780,640

Non-cash activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$7,988
Transfer of equipment from inventories to property and equipment	$6,128	$7,982
Transfer of equipment from property and equipment to deferred cost	$—	$58,070
Non-cash contribution to unconsolidated entity	$—	$6,942
1 - Refer to Note 2 for a description of the revision related to the statement of cash flows for the nine months ended June 28, 2025.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Symbotic Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

1. Organization and Operations
SVF Investment Corp. 3, formerly known as SVF Investment III Corp., (“SVF 3” and, after the Domestication as described below, “Symbotic” or the “Company”) was a blank check company incorporated as a Cayman Islands exempted company on December 11, 2020. SVF 3 was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses. Warehouse Technologies LLC (“Legacy Warehouse”), a New Hampshire limited liability company, was formed in December 2006 to make investments in companies that develop new technologies to improve operating efficiencies in modern warehouses. Symbotic LLC, a technology company that develops and commercializes innovative technologies for use within warehouse operations, and Symbotic Group Holdings, ULC were wholly-owned subsidiaries of Legacy Warehouse. On December 12, 2021, (i) SVF 3 entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Legacy Warehouse, Symbotic Holdings LLC, a Delaware limited liability company (“Symbotic Holdings”), and Saturn Acquisition (DE) Corp., a Delaware corporation and wholly owned subsidiary of SVF 3 (“Merger Sub”), and (ii) Legacy Warehouse entered into an Agreement and Plan of Merger (the “Company Merger Agreement”) with Symbotic Holdings.
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
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and majority-owned subsidiaries and reflect all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include 100% of the accounts of wholly owned and majority-owned subsidiaries and the ownership interest of the minority investor is recorded as a noncontrolling interest in a subsidiary. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any future period or the entire fiscal year.
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
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, to the audited consolidated financial statements and related notes thereto as of and for the year ended September 27, 2025. Except as noted below, there have been no material changes to the significant accounting policies during the three month period ended June 27, 2026.
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
The following table summarizes the end-of-period cash and cash equivalents from the Company’s consolidated balance sheets and the total cash, cash equivalents, and restricted cash as presented on the accompanying consolidated statements of cash flows (in thousands):

	Nine Months Ended
	June 27, 2026	June 28, 2025
Cash and cash equivalents	$1,746,446	$777,576
Restricted cash classified in:
Prepaid expenses and other current assets	—	870
Other long-term assets	27,132	2,194
Cash, cash equivalents, and restricted cash shown in the statements of cash flows	$1,773,578	$780,640
Volume of Business
The Company has concentration in the volume of purchases it conducts with its suppliers. For the three and nine months ended June 27, 2026, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases from this supplier amounted to $78.6 million and $202.7 million, respectively. For the three months ended June 28, 2025, there were two suppliers that accounted for greater than 10% of total purchases, and the aggregate purchases from these suppliers amounted to $96.1 million. For the nine months ended June 28, 2025, there was one supplier that accounted for greater than 10% of total purchases, and the aggregate purchases from this supplier amounted to $151.8 million.
Revision of Previously Issued Unaudited Interim Consolidated Financial Statements
The Company revised the consolidated statement of cash flows included in the Company’s unaudited interim consolidated financial statements for the nine months ended June 28, 2025 to reflect an updated presentation and classification of certain cash flows. The revision relates to the cash flow presentation of consideration payable to customer of $45.0 million and an employee cost reimbursement asset of $13.2 million, both of which were related to the Company’s acquisition of 100% of the outstanding common stock of ASR from Walmart. These items were subsequently determined to represent separate transactions and, accordingly, have been reclassified from investing activities to operating activities in the consolidated statement of cash flows. As a result of this revision, the consolidated statement of cash flows for the nine months ended June 28, 2025 reflects the following changes:

	For the Nine Months Ended
	June 28, 2025
(in thousands)	Reported	Adjustment	Revised
Cash flows from operating activities
Changes in operating assets and liabilities
Prepaid expenses and other current assets[1]	$65,948	$(13,169)	$52,779
Other assets	(16,928)	(45,000)	(61,928)
Net cash provided by operating activities	$336,259	$(58,169)	$278,090
Cash flows from investing activities
Cash paid for business and asset acquisitions	$(200,000)	$58,169	$(141,831)
Net cash used in investing activities	$(285,009)	$58,169	$(226,840)
1 - Reported for the nine months ended June 28, 2025 reflects cash flow statement balances after giving effect to the change in accounting principle discussed below in Note 2.
The revision affects only the presentation and classification of cash flows and had no impact on the Company’s assets, revenues, net loss, net loss attributable to common stockholders, or basic and diluted loss per share for the three and nine months ended June 28, 2025.
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
Change in Accounting Principle - Stock-Based Compensation
In the first quarter of fiscal year 2026, the Company changed its stock-based compensation policy for recognizing expense for graded vesting awards with only service conditions from the accelerated attribution method to the straight-line attribution method. In connection with the Business Combination in June 2022, the Company granted restricted stock unit (“RSU”) awards with accelerated vesting terms. As those RSU awards with accelerated vesting terms have fully vested since the Business Combination, the Company believes the straight-line attribution method for stock-based compensation expense for awards solely subject to time-based vesting conditions is the preferable accounting policy in accordance with Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation (“ASC Topic 718”) because it more accurately reflects how the Company’s ongoing equity awards are earned over the service period and is the predominant method used in its industry. The Company applied the change retrospectively adjusting all periods presented and recorded a cumulative effect adjustment to additional paid-in capital, prepaid expenses and other current assets, and accumulated deficit as of September 27, 2025, resulting in a decrease to additional paid-in capital of $8.2 million, a decrease in GreenBox Systems LLC, which is now doing business as Exol (“Exol”), accounts receivable due from the shared services agreement of $5.5 million and a decrease to accumulated deficit of $7.1 million before giving effect to the impact to the noncontrolling interest. For the year ended September 28, 2024, the cumulative effect of the change in accounting principle on additional paid-in capital and accumulated deficit was a decrease to additional paid-in capital of $0.8 million and an increase to accumulated deficit of $0.7 million. For the three and nine months ended June 27, 2026, the change in accounting principle decreased net income by $2.2 million and increased net income by $5.7 million, respectively. For the three months ended June 27, 2026, there was no effect of the change in accounting principle on basic or diluted earnings per share (“EPS”). For the nine months ended June 27, 2026, the effect of the change in accounting principle on basic EPS was a $0.01 decrease per share of Class A common stock and there was no effect of the change in accounting principle on diluted EPS.
The following tables present the effect of the change in accounting policy and the impact on the Company’s unaudited condensed consolidated financial statements and the consolidated financial statements for the periods presented (in thousands, except per share data):

	As of September 27, 2025
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Prepaid expenses and other current assets	$92,050	$86,582	$(5,468)
Additional paid-in capital	$1,564,815	$1,556,611	$(8,204)
Accumulated deficit	$(1,340,862)	$(1,333,783)	$7,079
Noncontrolling interest	$261,895	$257,552	$(4,343)

	For the Three Months Ended
	June 28, 2025
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Systems cost of revenue	$457,911	$453,967	$(3,944)
Software maintenance and support cost of revenue	1,756	1,705	(51)
Operation services cost of revenue	24,832	24,607	(225)
Total cost of revenue	484,499	480,279	(4,220)
Gross profit	107,622	111,842	4,220
Research and development expenses	52,147	49,729	(2,418)
Selling, general, and administrative expenses	75,670	71,557	(4,113)
Total operating expenses	144,178	137,647	(6,531)
Operating loss	(36,556)	(25,805)	10,751
Loss before income tax and equity method investment	(28,105)	(17,354)	10,751
Income tax expense	(44)	(44)	—
Net loss	(31,925)	(21,174)	10,751
Net loss attributable to noncontrolling interests	(26,012)	(17,251)	8,761
Net loss attributable to common stockholders	$(5,913)	$(3,923)	$1,990

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.05)	$(0.04)	$0.01

	For the Nine Months Ended
	June 28, 2025
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
Systems cost of revenue	$1,254,289	$1,246,745	$(7,544)
Software maintenance and support cost of revenue	5,735	5,593	(142)
Operation services cost of revenue	72,952	72,476	(476)
Total cost of revenue	1,332,976	1,324,814	(8,162)
Gross profit	295,489	303,651	8,162
Research and development expenses	157,279	150,967	(6,312)
Selling, general, and administrative expenses	215,092	205,567	(9,525)
Total operating expenses	388,732	372,895	(15,837)
Operating loss	(93,243)	(69,244)	23,999
Loss before income tax and equity method investment	(65,256)	(41,257)	23,999
Income tax benefit	1,204	1,204	—
Net loss	(71,883)	(47,884)	23,999
Net loss attributable to noncontrolling interests	(58,569)	(38,982)	19,587
Net loss attributable to common stockholders	$(13,314)	$(8,902)	$4,412

Loss per share of Class A Common Stock:
Basic and Diluted	$(0.12)	$(0.08)	$0.04

	For the Nine Months Ended
	June 28, 2025
	As Computed Under Accelerated Attribution Method	As Computed Under Straight-line Attribution Method	Effect of Change
		Revised
Cash flows from operating activities:
Net loss	$(71,883)	$(47,884)	$23,999
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,954	30,954	—
Amortization of leases	3,172	3,172	—
Loss on equity method investment	7,831	7,831	—
Foreign currency gains	(73)	(73)	—
Loss on disposal of assets	201	201	—
Provision for excess and obsolete inventory	4,901	4,901	—
Stock-based compensation	119,568	92,322	(27,246)
Gain from strategic investment fair value adjustment	(4,481)	(4,481)	—
Changes in operating assets and liabilities:
Accounts receivable	65,570	65,570	—
Inventories	(30,187)	(30,187)	—
Prepaid expenses and other current assets	62,701	52,779	(9,922)
Deferred expenses	23,582	23,582	—
Other assets	(16,928)	(61,928)	(45,000)
Accounts payable	40,544	40,544	—
Accrued expenses and other current liabilities	(7,613)	(7,613)	—
Deferred revenue	117,288	117,288	—
Other liabilities	(8,888)	(8,888)	—
Net cash provided by operating activities	$336,259	$278,090	$(58,169)
3. Noncontrolling Interests
Noncontrolling interests represent the portion of net assets in consolidated entities that are not owned by the Company.
The following table summarizes the ownership of the stock of the Company for the three and nine months ended June 27, 2026.

	Three Months Ended			Nine Months Ended
	June 27, 2026
	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at beginning of period	127,015,993	475,499,404	602,515,397	112,635,932	478,252,507	590,888,439
Issuances	1,348,581	—	1,348,581	12,975,539	—	12,975,539
Exchanges	567,077	(567,077)	—	3,320,180	(3,320,180)	—
Balance at June 27, 2026	128,931,651	474,932,327	603,863,978	128,931,651	474,932,327	603,863,978

Percent ownership at June 27, 2026	21.4%	78.6%	100%	21.4%	78.6%	100%
The following table summarizes the ownership of the stock of the Company for the three and nine months ended June 28, 2025.

	Three Months Ended			Nine Months Ended
	June 28, 2025
	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total	Class A Common Stock	Class V-1 and Class V-3 Common Stock	Total
Balance at beginning of period	108,380,772	480,532,521	588,913,293	104,689,377	481,274,582	585,963,959
Issuances	914,007	—	914,007	4,060,242	—	4,060,242
Exchanges	958,154	(958,154)	—	1,503,314	(1,503,314)	—
Cancellations	—	—	—	—	(196,901)	(196,901)
Balance at June 28, 2025	110,252,933	479,574,367	589,827,300	110,252,933	479,574,367	589,827,300

Percent ownership at June 28, 2025	18.7%	81.3%	100%	18.7%	81.3%	100%
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
Contract Balances
The following table provides information about accounts receivable, unbilled accounts receivable, and contract liabilities from contracts with customers (in thousands):

	June 27, 2026	September 27, 2025
Accounts receivable	$288,533	$186,705
Unbilled accounts receivable	$459,843	$181,658
Contract liabilities	$1,736,559	$1,367,244
The change in the opening and closing balances of the Company’s accounts receivable primarily results from the increase in customer System Deployments in the current fiscal year as well as the timing of when customer payments are due. The change in the opening and closing balances of the Company’s unbilled accounts receivable and contract liabilities primarily results from the timing difference between the Company’s performance and customer payments. The Company’s performance obligations are typically satisfied over time as work is performed. Payment from customers can vary and is often received in advance of satisfaction of the performance obligations, resulting in a contract liability balance. When satisfaction of the performance obligations occurs in advance of invoicing or payment being received, an unbilled accounts receivable is generated. During the nine months ended June 27, 2026, the Company recognized $836.3 million of the contract liability balance at September 27, 2025, as revenue upon transfer of the products or services to customers. During the nine months ended June 28, 2025, the Company recognized $567.9 million of the contract liability balance at September 28, 2024, as revenue upon transfer of the products or services to customers.

Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or partially undelivered, at the end of the reporting period. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded in deferred revenue. Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in scope of contracts, periodic revalidation, adjustments for revenue that have not materialized, adjustments for inflation, and adjustments for currency. The definition of remaining performance obligations excludes those contracts that provide the customer with the right to cancel or terminate the contract without incurring a substantial penalty. For contracts with a duration of greater than one year, the transaction price allocated to performance obligations that are unsatisfied as of June 27, 2026 was $22.5 billion, which is primarily comprised of undelivered or partially undelivered Systems under contract, a substantial majority of which relates to undelivered or partially undelivered Systems in connection with the Master Automation Agreement (“MAA”) with Walmart Inc. (“Walmart”) to implement Systems in all of Walmart’s 42 regional distribution centers, and in connection with the Commercial Agreement with Exol, under which Symbotic will implement its System into Exol distribution center locations. As the Company accounts for Exol as an equity method investment, the remaining performance obligation includes the Company’s proportionate share of unconsolidated variable interest entity contracts. In the second quarter of fiscal year 2025, Symbotic LLC entered into a Master Automation Agreement (“2025 Walmart MAA”), which sets forth the terms and conditions governing the development, manufacture, and installation of online pickup and delivery systems by Symbotic LLC for Walmart. The contingent promise to purchase 400 automated systems for online pickup and delivery at Walmart stores under the 2025 Walmart MAA could increase the Company’s future remaining performance obligation by more than $5.0 billion. The Company expects to recognize approximately 15% of its remaining performance obligations as revenue in the next 12 months, approximately 62% of its remaining performance obligations as revenue within the following 13 to 60 months, and the remaining thereafter, which is dependent on the timing of System installation timelines. The Company does not disclose the value of remaining performance obligations for contracts with an original expected duration of one year or less or for performance obligations where revenue is recognized under the right to invoice practical expedient.
Significant Customers
For the three and nine months ended June 27, 2026 and June 28, 2025, there was one customer, including all affiliates, subsidiaries, and consolidated entities, that individually accounted for 10% or more of total revenue. The following table represents this customer’s aggregate percent of total revenue.

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Customer A	90.5%	83.8%	87.0%	85.1%

At June 27, 2026 and September 27, 2025, one customer accounted for over 10% of the Company’s accounts receivable balance. The following table represents this customer’s aggregate percent of total accounts receivable.

	June 27, 2026	September 27, 2025
Customer A	82.8%	75.8%
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

The Company has no finance lease agreements. The operating lease arrangements expire at various dates through December 2030.
The following table presents the balance sheet location of the Company’s operating leases for each of the periods presented (in thousands):

	June 27, 2026	September 27, 2025
ROU assets:
Other assets	$19,255	$23,469

Lease Liabilities:
Accrued expenses and other current liabilities	$8,050	$7,722
Other liabilities	17,777	23,958
Total lease liabilities	$25,827	$31,680
The following table presents maturities of the Company’s operating lease liabilities as of June 27, 2026, presented under ASC Topic 842, Leases (in thousands):

June 27, 2026
Remaining fiscal year 2026	$2,296
Fiscal year 2027	9,391
Fiscal year 2028	5,592
Fiscal year 2029	5,473
Fiscal year 2030 and thereafter	7,099
Total future minimum payments	$29,851
Less: Implied interest	(4,024)
Total lease liabilities	$25,827
The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of operating lease payments. To determine the estimated incremental borrowing rate, the Company uses publicly available credit ratings for peer companies. The Company estimates the incremental borrowing rate using yields for maturities that are in line with the duration of the lease payments. The weighted average discount rate for operating leases as of June 27, 2026 was 7.5%.
As of June 27, 2026, the weighted-average remaining lease term of the Company’s operating leases was approximately 2.1 years. Operating cash flows for amounts included in the measurement of the Company’s operating lease liabilities were $5.8 million for the nine months ended June 27, 2026.
6. Inventories
Inventories at June 27, 2026 and September 27, 2025 consist of the following (in thousands):

	June 27, 2026	September 27, 2025
Raw materials and components	$169,381	$133,989
Finished goods	51,460	30,401
Total inventories	$220,841	$164,390

7. Property and Equipment
Property and equipment at June 27, 2026 and September 27, 2025 consists of the following (in thousands):

	June 27, 2026	September 27, 2025
Computer equipment and software, furniture and fixtures, test equipment, and other equipment	$205,960	$151,729
Internal use software	7,775	5,590
Leasehold improvements	12,592	10,641
Total property and equipment	226,327	167,960
Less accumulated depreciation	(67,752)	(50,311)
Property and equipment, net	$158,575	$117,649
For the three months ended June 27, 2026 and June 28, 2025, depreciation expense was $6.3 million and $7.1 million, respectively. For the nine months ended June 27, 2026 and June 28, 2025, depreciation expense was $18.6 million and $20.3 million, respectively.
8. Business Acquisitions
Business acquisition-related costs during the three months ended June 27, 2026 and June 28, 2025 were $0.2 million and $0.4 million, respectively. Business acquisition-related costs during the nine months ended June 27, 2026 and June 28, 2025 were $1.0 million and $7.5 million, respectively. Separate financial results and pro forma financial information for ASR (defined below) have not been presented as the effect of this acquisition was not material to the Company’s financial results.
Advanced Systems & Robotics Inc.
On January 27, 2025, the Company acquired all of the outstanding equity interests of Walmart’s Advanced Systems & Robotics Inc. (“ASR”) for $200.0 million in cash (the “ASR Acquisition”) pursuant to a Purchase and Sale Agreement with Walmart (the “ASR Purchase Agreement”). The ASR Acquisition is intended to expand the long-standing relationship between Walmart and the Company with the aim of developing an integrated automated supply chain, which is expected to broaden the Company’s product offering beyond the traditional warehouse to eCommerce settings for last mile delivery. The Company finalized its allocation of the purchase price in the second quarter of fiscal year 2026.
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
9. Intangible Assets and Goodwill
In connection with asset acquisitions in fiscal years 2024, 2025, and 2026, and the ASR Acquisition in January 2025, the Company acquired developed technology, customer relationship, and in-process research and development (“IP R&D”) intangible assets. The developed technology and customer relationship intangible assets will be amortized over a useful life of 3 to 7 years on a straight-line basis. The IP R&D intangible asset is an indefinite-lived intangible asset which is capitalized on the Company’s condensed consolidated balance sheets and measured for impairment. The carrying value of the IP R&D at June 27, 2026 was $11.8 million. The estimated weighted average useful life of the amortizable intangible assets is 6.4 years.
The following table presents acquired intangible assets that are subject to amortization as of June 27, 2026 and June 28, 2025 (in thousands).

		June 27, 2026			June 28, 2025
	Weighted Average Remaining Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	6.5	$90,126	$(22,126)	$68,000	$89,943	$(7,022)	$82,921
Customer relationships	5.0	3,800	(320)	3,480	—	—	—
Total		$93,926	$(22,446)	$71,480	$89,943	$(7,022)	$82,921

For the three months ended June 27, 2026 and June 28, 2025, amortization expense was $4.0 million and $5.9 million, respectively. For the nine months ended June 27, 2026 and June 28, 2025, amortization expense was $11.7 million and $10.7 million, respectively.
The following table presents the estimated future annual pre-tax amortization expense of definite-lived intangible assets as of the date indicated (in thousands):

Intangible Assets
Remaining fiscal year 2026	$3,971
Fiscal year 2027	15,883
Fiscal year 2028	12,824
Fiscal year 2029	11,902
Fiscal year 2030 and thereafter	26,900
Total	$71,480
The carrying amount of goodwill at June 27, 2026 was $59.9 million. As a result of the ASR Acquisition, the Company recorded $59.9 million of goodwill. Prior to the ASR Acquisition, the Company did not have goodwill on its consolidated balance sheets. The Company tests goodwill for impairment at least annually. Through the date the interim condensed consolidated financial statements were issued, no triggering events have occurred that would indicate that a potential impairment exists.
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
The following table presents the activity related to the Company’s severance liability as of June 27, 2026 (in thousands).

June 27, 2026
Severance liability at September 27, 2025	$1,039
Severance charges	3,402
Cash paid and other	(3,635)
Severance liability at June 27, 2026	$806
The Company did not have material severance activity for the three months ended June 27, 2026. For the nine months ended June 27, 2026, the Company recognized $2.7 million of restructuring expense, which is included within restructuring charges on the Company’s condensed consolidated statements of operations.
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
For the three and nine months ended June 27, 2026, the Company recorded a current income tax benefit of $1.1 million and an income tax expense of less than $0.1 million, respectively. For the three months ended June 28, 2025, the Company recorded a current income tax expense of less than $0.1 million and for the nine months ended June 28, 2025, the Company recorded a current income tax benefit of $1.2 million. The Company recorded a pre-tax income for the three and nine month periods and recorded a full valuation allowance against its domestic deferred tax assets and a partial valuation allowance against its foreign deferred tax assets. The Company incurs state tax expense at the flow-through entity level and foreign tax expense at its foreign subsidiaries. The effective tax rate for the three and nine months ended June 27, 2026 was (2.14)% and 0.05%, respectively, as compared to an effective tax rate of (0.21)% and 2.45%, respectively, for the three and nine months ended June 28, 2025. The effective tax rate differs from the federal statutory income tax rate primarily due to foreign taxes, flow through entity level taxes and the effect of the valuation allowance against the Company’s net federal, state, and foreign deferred income taxes.
As of June 27, 2026, the Company continues to conclude that the negative evidence regarding its ability to realize its deferred tax assets outweighs the positive evidence, and the Company has a full valuation allowance against its domestic, federal, and state net deferred tax assets and a partial valuation allowance against its foreign net deferred tax assets. The Company has a history of cumulative pre-tax losses for the three previous fiscal years which it believes represents significant negative evidence in evaluating whether its deferred tax assets are realizable. Given these cumulative losses, lack of forecast history, the competitive environment, and uncertainty of general economic conditions, the Company does not believe it can rely on projections of future taxable income exclusive of reversing taxable temporary differences to support the realization of its deferred tax assets. In upcoming quarters, the Company will continue to evaluate both the positive and negative evidence surrounding its ability to realize its deferred tax assets.
Tax Receivable Agreement
As of June 27, 2026, future payments under the Tax Receivable Agreement (“TRA”) with respect to the purchase of Symbotic Holdings units which occurred as part of or subsequent to the Business Combination are expected to be $487.0 million. Payments made under the TRA represent payments that otherwise would have been made to taxing authorities in the absence of attributes obtained by the Company as a result of exchanges by its pre-IPO members. Such amounts will be paid only when a cash tax savings is realized as a result of attributes subject to the TRA. That is, payments under the TRA are only expected to be made in periods following the filing of a tax return in which the Company is able to utilize certain tax benefits to reduce its cash taxes paid to a taxing authority. The impact of any changes in the projected obligations under the TRA as a result of changes in the geographic mix of the Company’s earnings, changes in tax legislation and tax rates or other factors that may impact the Company’s tax savings will be reflected in income or loss before taxes on the condensed consolidated statements of operations in the period in which the change occurs. As of June 27, 2026, no TRA liability was recorded based on the amount expected to be paid for cash tax savings related to fiscal year 2026. No TRA liability was recorded for periods after fiscal year 2026 based on current projections of future taxable income and taking into consideration the Company’s full valuation allowance against its net deferred tax asset.
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

The following table presents the Company’s financial assets measured and recorded at fair value on a recurring basis using the above input categories as of June 27, 2026 and September 27, 2025 (in thousands):

	June 27, 2026				September 27, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds	$1,086,774	$—	$—	$1,086,774	$1,193,375	$—	$—	$1,193,375
Strategic investments	—	43,455	87,707	131,162	—	16,789	43,334	60,123
Total assets	$1,086,774	$43,455	$87,707	$1,217,936	$1,193,375	$16,789	$43,334	$1,253,498
The Company had no liabilities measured and recorded at fair value on a recurring basis as of June 27, 2026 and September 27, 2025.
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The fair value of the Company’s investments in certain money market funds is their face value and such instruments are classified as Level 1 and are included in cash and cash equivalents on the condensed consolidated balance sheets. The fair value of outstanding warrants issued to the Company are classified as Level 2. Level 2 securities are priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available for these securities, use other observable inputs like market transactions involving identical or comparable securities. Certain strategic investments measured at fair value are classified as Level 3 as their fair value measurements may include a combination of observable and unobservable inputs. Other certain strategic investments are carried at cost and are subject to remeasurement only upon the occurrence of a triggering event.
Strategic Investments
Strategic investments that consist of noncontrolling equity investments without readily determinable fair values in privately held companies for which the Company does not have the ability to exercise significant influence are accounted for at cost, with adjustments for observable changes in prices or impairments representing Level 3 fair value measurements recognized in “other income, net” on the Company’s condensed consolidated statements of operations. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The Company’s assessment includes a review of recent operating results and trends, recent sales or acquisitions of the investee securities, and other publicly available data. If the investment is impaired, the Company writes it down to its estimated fair value. As of June 27, 2026 and September 27, 2025, these investments had a carrying value of $65.1 million and $23.3 million, respectively.
The Company has warrants issued which are included within strategic investments and for which the fair value is classified as Level 2. The fair value of the warrants accounted for as derivative instruments is $35.2 million at June 27, 2026 and is further described in Note 13, Derivative Instruments.
The Company has certain other non-marketable strategic investments measured at fair value. The Company has not elected the fair value option for these investments. The Company held $22.6 million of these investments at June 27, 2026 and $20.0 million of these investments at September 27, 2025. These investments are included in other assets on the consolidated balance sheets. A fair value adjustment resulting from an increase in fair value on these strategic investments of $0.9 million and $2.6 million was recorded to “other income, net” for the three and nine months ended June 27, 2026, respectively. There were no losses, or impairments recorded for the three or nine months ended June 27, 2026.
13. Derivative Instruments
During fiscal year 2024, the Company entered into a development and supply agreement and warrant agreements with a supplier, which entitle the Company to purchase a fixed number of shares of the supplier upon satisfaction of certain development and production-based milestones set forth therein (the “2024 Warrants”). The 2024 Warrants vested and are exercisable at a specified price per share until May 2044.
The 2024 Warrants are accounted for as a derivative under ASC Topic 815, Derivatives and Hedging, as a result of certain net settlement provisions in the 2024 Warrants. The Company reports the 2024 Warrants at their fair values within “other assets” in its condensed consolidated balance sheets and changes in the fair value of the Warrants are recognized in “other income, net” on its condensed consolidated statements of operations. For the 2024 Warrants, the day-one value attributable to the other side of the warrants is reported within “other liabilities” in the Company’s condensed consolidated balance sheets and is amortized over the life of the applicable development and production milestones set forth in the development and supply agreement. The fair value of the 2024 Warrants recognized within “other assets” on the Company’s condensed consolidated balance sheets at June 27, 2026 is $35.2 million. The Company recorded a fair value adjustment of $18.5 million to “other income, net” on the Company’s condensed consolidated statements of operations for the three and nine months ended June 27, 2026.
14. Related Party Transactions
ASC Topic 850, Related Party Disclosures (“ASC Topic 850”) provides guidance for the identification of related parties and the disclosure of related party transactions. Related parties are generally defined as (i) affiliates of the Company; (ii) owners of more than 10% of the voting interests of the Company and members of their immediate families; (iii) management of the Company and members of their immediate families; (iv) other parties which directly or indirectly control, are controlled by, or are under common control with the Company; or (v) other parties who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company assesses related parties each reporting period. For the period ended June 27, 2026, the Company determined that C&S Wholesale Grocers, Inc. (“C&S”), Exol, and certain current holders of Symbotic Holdings were each a related party under ASC Topic 850. The following transactions were related party transactions under ASC Topic 850.
Aircraft Time Sharing Agreement
In December 2021 and May 2022, the Company entered into aircraft time-sharing agreements with C&S with respect to private aircraft owned by them, whereby the Company’s executives may utilize two C&S aircraft on an as-needed and as-available basis, with no minimum usage being required. As there is no defined period of time stated within these aircraft time-sharing agreements, the Company does not consider these to meet the definition of a lease, and as such, records payments in the period in which the obligation for the payment is incurred. For the three months ended June 27, 2026 and June 28, 2025, the Company incurred expense of $1.0 million and $0.3 million, respectively, related to these aircraft time-sharing agreements. For the nine months ended June 27, 2026 and June 28, 2025, the Company incurred expense of $1.7 million and $1.1 million, respectively, related to these aircraft time-sharing agreements.
Usage of Facility and Employee Services
The Company has a license arrangement with C&S whereby C&S is providing receiving and logistics services for the Company within a C&S distribution facility. The arrangement also provides for C&S employees assisting with certain of the Company’s operations. For the three months ended June 27, 2026 and June 28, 2025, the Company incurred expense of $0.4 million and $0.3 million, respectively, related to this arrangement. For the nine months ended June 27, 2026 and June 28, 2025, the Company incurred expense of $1.2 million and $1.0 million, respectively, related to this arrangement.
Operating Lease Agreements
In fiscal year 2025, the Company entered into lease agreements with C&S for the lease of warehouse space in Plant City, FL and Coppell, TX. The Company’s estimated lease term for these lease agreements is for 2 years. Combined, the Company recognized $0.6 million and less than $0.1 million in rent expense for the three months ended June 27, 2026 and June 28, 2025, respectively. Combined, the Company recognized $1.8 million and $0.1 million in rent expense for the nine months ended June 27, 2026 and June 28, 2025, respectively.
Customer Contracts
The Company has customer contracts with C&S relating to System implementations, software maintenance services and the operations of Systems. For the three months ended June 27, 2026 and June 28, 2025, revenue of $2.4 million and $4.8 million was recognized, respectively, relating to these customer contracts. For the nine months ended June 27, 2026 and June 28, 2025, revenue of $6.4 million and $10.0 million was recognized, respectively, relating to these customer contracts.
There was $2.4 million unbilled accounts receivable and accounts receivable due from C&S at June 27, 2026 and September 27, 2025.
There was $1.3 million and $0.5 million of deferred revenue related to contracts with C&S at June 27, 2026 and September 27, 2025, respectively.
Exol
The Company has a customer contract relating to System implementations and shared services with Exol. For the three months ended June 27, 2026 and June 28, 2025, revenue of $41.1 million and $26.4 million was recognized, respectively, relating to this customer contract. For the nine months ended June 27, 2026 and June 28, 2025, revenue of $130.6 million and $34.0 million was recognized, respectively, relating to this customer contract.

There was $31.3 million and $0.6 million unbilled accounts receivable and accounts receivable due from the customer contract at June 27, 2026, and September 27, 2025, respectively.
There was $3.4 million and $13.1 million accounts receivable due from the Exol Service Agreement (defined below) at June 27, 2026 and September 27, 2025, respectively.
There was $122.8 million and $142.7 million of deferred revenue related to contracts with Exol at June 27, 2026 and September 27, 2025, respectively.
The transaction price allocated to performance obligations that are unsatisfied as of June 27, 2026 was $11.6 billion.
Cash funding of $23.4 million and $24.4 million was made by the Company to Exol in relation to the VIE (as further described in Note 16, Variable Interest Entities) for the three months ended June 27, 2026 and June 28, 2025, respectively. Cash funding of $73.2 million and $31.1 million was made by the Company to Exol in relation to the VIE for the nine months ended June 27, 2026 and June 28, 2025, respectively. Non-cash funding in the form of a stock contribution of $4.2 million and $6.9 million was made by the Company to Exol for the three and nine months ended June 28, 2025. No non-cash funding was made for the three and nine months ended June 27, 2026.
Tax Distributions to Symbotic Holdings LLC Partners
Pursuant to the Second Amended and Restated Limited Liability Company Agreement of Symbotic Holdings, Symbotic LLC makes pro rata tax distributions to the holders of Symbotic Holdings’ units in an amount sufficient to fund all or part of their tax obligations with respect to the taxable income of Symbotic Holdings that is allocated to them. There were no material tax distributions made by the Company to or on behalf of its members for the three months ended June 27, 2026 or June 28, 2025. For the nine months ended June 27, 2026 and June 28, 2025, there were $1.2 million of tax distributions made by the Company to or on behalf of its members, of which $1.2 million and $1.1 million was distributed to or on behalf of those who met the definition of a related party in accordance with ASC Topic 850, respectively.
15. Commitments and Contingencies
Purchase Obligations
The Company has contractual obligations to purchase goods or services, which specify significant terms, including fixed or minimum quantities to be purchased and fixed, minimum, or variable price provisions. As of June 27, 2026, the purchase commitments covered by these arrangements are $1.1 billion in the aggregate, of which $1.0 billion are less than one year.
Lease Commitments
The Company leases certain of its facilities under operating leases expiring in various years through 2030. Refer to Note 5, Leases, for a schedule of future lease payments under non-cancellable leases as of June 27, 2026.
Warranty
The Company provides a limited warranty on its Systems and has established a reserve for warranty obligations based on estimated warranty costs. The reserve is included as part of accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets.
Activity related to the warranty accrual is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Balance at beginning of period	$81,575	$45,725	$43,607	$31,935
Provision	266	4,121	42,049	22,629
Warranty usage	(2,727)	(2,458)	(6,542)	(7,176)
Balance at end of period	$79,114	$47,388	$79,114	$47,388
In the second quarter of fiscal year 2026, following monitoring and testing that identified performance trends requiring further evaluation, the Company initiated a replacement program for certain System components, including a targeted recall. The Company recorded an additional liability of $34.3 million as of March 28, 2026, representing estimated costs associated with component replacements within the structure and related repairs. No additional charges were recorded in the third quarter of fiscal year 2026. This amount is included within warranty liabilities in accrued expenses and other current liabilities in the condensed consolidated balance sheets. The Company expects to complete these activities within one year. The recorded liability represents all probable and reasonably estimable costs directly associated with the program. Based on available information, the Company does not expect these matters to have a material adverse effect on its results of operations or cash flows in future periods. Actual costs could differ materially due to uncertainties, including potential additional expenses or other unforeseen events.
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
Securities Class Action
On December 3, 2024, a putative class action captioned Decker v. Symbotic Inc. et al., Case No. 24-cv-12976, was filed in the United States District Court for the District of Massachusetts by an alleged purchaser of the Company’s common stock. The complaint asserted claims for violations of federal securities laws against the Company and three of its officers on the grounds that the Company made false and/or misleading statements related to its revenue recognition and the effectiveness of its disclosure controls and procedures. Based on these allegations, the plaintiff brought claims seeking unspecified damages, attorneys’ fees, expert fees, and other costs and relief on behalf of himself and a putative class of persons who purchased the Company’s stock between February 8, 2024 and November 26, 2024. On May 5, 2025, the court entered an order appointing a lead plaintiff pursuant to the Private Securities Litigation Reform Act and setting a schedule for the filing of an amended complaint and the Company’s response to the complaint.
On July 11, 2025, plaintiffs filed an amended complaint in the same action. The amended complaint asserts claims for violations of federal securities laws against the Company and four of its officers on the grounds that the Company made false and/or misleading statements or omissions related to its financial results, deployment times, revenue recognition, and internal controls. Based on these allegations, the plaintiffs bring claims seeking unspecified damages, attorneys’ fees, expert fees, and other costs and relief on behalf of themselves and a putative class of persons who purchased stock of the Company between November 20, 2023 and February 5, 2025.
The Company filed a motion to dismiss the amended complaint on September 11, 2025. The plaintiffs filed an opposition to the motion to dismiss on November 11, 2025. The Company filed its reply brief in support of its motion to dismiss on December 11, 2025. A hearing on the motion to dismiss was held on December 16, 2025. On July 23, 2026, the court granted-in-part and denied-in-part the motion. The parties will appear in court for a scheduling conference on August 31, 2026.
The Company intends to vigorously defend this action. If a court ultimately determines that the Company is liable in this action, the Company may be subject to substantial damages. The Company cannot predict with any degree of certainty the outcome of this matter or determine the extent of any potential liability. The Company also cannot provide an estimate of the possible loss or range of loss. Any adverse outcome in these matters could expose the Company to substantial damages that may have a material adverse impact on the Company’s operations and cash flows. Despite the potential for significant damages, the Company does not believe, based on currently available information, that the outcome of this proceeding will have a material adverse effect on the Company’s financial condition, although the outcome could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.
Shareholder Derivative Actions
On October 2, 2024, two putative shareholder derivative actions captioned Austen v. Cohen et al., 24-cv-12522 and Kukreja v. Cohen et al., 24-cv-12523 were filed in the United States District Court for the District of Massachusetts by the Company’s alleged shareholders. The actions assert claims on behalf of the Company against certain senior officers and members of its board of directors for, among others, breach of fiduciary duty, unjust enrichment, and violations of federal securities laws based primarily on allegations that the defendants caused or allowed the Company to disseminate misleading and inaccurate information to shareholders in connection with the Company’s expected earnings for the third quarter of fiscal year 2024. The actions seek compensatory damages, changes to corporate governance and internal procedures, restitution, costs and attorneys’ fees, and other unspecified relief. Motions to consolidate the two actions into a single matter, appoint lead plaintiffs’ counsel, and stay any obligation of the defendants to respond to the complaint based on the pendency of the motion to dismiss the related securities class action lawsuit were granted on November 24, 2025.

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
Contingencies
Liabilities for any loss contingencies arising from claims, assessments, litigation, fines, penalties, and other matters are recorded when it is probable that the liability has been incurred and the amount of the liability can be reasonably estimated. Legal costs associated with loss contingencies are expensed as incurred. As of June 27, 2026, the Company has made appropriate provisions related to such matters and does not believe that such matters will have a material adverse effect on the Company’s consolidated operations, financial position, or liquidity.
Indemnifications
In the ordinary course of business, the Company enters into various contracts under which it may agree to indemnify other parties for losses incurred from certain events as defined in the relevant contract, such as litigation, regulatory penalties, or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations. As a result, the Company believes the estimated fair value of these obligations is minimal. Accordingly, the Company has no liabilities recorded for these obligations as of June 27, 2026 and September 27, 2025.
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
On July 23, 2023, the Company, New Symbotic Holdings, and Symbotic LLC (collectively, the “Symbotic Group”), entered into a Framework Agreement (the “Framework Agreement”) with Sunlight Investment Corp., a Delaware corporation (“Sunlight”), SVF II Strategic Investments AIV LLC, a Delaware limited liability company (“SVF” and, together with Sunlight, “SoftBank”), and Exol, related to, among other things, the formation of Exol as a venture between the Symbotic Group and SoftBank and a warrant to purchase Class A Common Stock of Symbotic (the “Exol Warrant”). On July 23, 2023, Exol also entered into a Master Services, License and Equipment Agreement with Symbotic LLC with respect to the purchase of Systems (“Exol Commercial Agreement”). On June 30, 2024, Exol entered into a Services Agreement with the Company with respect to certain administrative services (“Exol Service Agreement”).
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
The Company’s recorded investments in the unconsolidated VIE and related estimated maximum exposure to loss are as follows (in thousands):

	June 27, 2026
	Investments in Unconsolidated VIE	Symbotic's Maximum Exposure to Loss
Exol	$140,468	$1,491,341
The Company calculated its maximum exposure to loss of $1,491.3 million while considering its equity investment in the VIE, any amounts owed to the Company for services which may have been provided, and future funding commitments of $1,487.9 million. As of June 27, 2026, there is a $140.5 million carrying value of the VIE which represents the amount which the Company has invested in the VIE, net of the Company’s proportionate share of the VIE’s net loss. The Company’s maximum exposure to loss as displayed above does not take into consideration the VIE’s commitment under the Exol Commercial Agreement to reimburse the Company in the event of a termination. If the VIE’s commitment under the Exol Commercial Agreement was taken into consideration, there would be no maximum exposure to loss presented as the VIE’s commitment under the Exol Commercial Agreement exceeds the Company’s future funding commitments.
17. Net Income (Loss) per Share
Basic earnings per share of Class A common stock is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income (loss) attributable to common shareholders adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Since the Company incurred net loss for the three and nine months ended June 28, 2025, diluted weighted-average shares outstanding and diluted net loss per share were the same as basic weighted-average shares outstanding and basic net loss per share.
The following table sets forth the calculation for both basic and diluted earnings per share of Class A common stock (in thousands, except share and per share information):

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income (loss)	$55,000	$(21,174)	$77,787	$(47,884)
Less: Net income (loss) attributable to the noncontrolling interest	43,327	(17,251)	61,543	(38,982)
Net income (loss) attributable to common stockholders	$11,673	$(3,923)	$16,244	$(8,902)

Weighted-average shares outstanding - Basic	128,076,383	109,201,745	123,029,814	107,664,864
Dilutive effect of restricted stock and warrant units	5,176,564	—	8,636,724	—
Weighted-average shares outstanding - Diluted	133,252,947	109,201,745	131,666,538	107,664,864
Earnings (loss) per share - Basic	$0.09	$(0.04)	$0.13	$(0.08)
Earnings (loss) per share - Diluted	$0.09	$(0.04)	$0.12	$(0.08)
The Company’s Class V-1 Common Stock and Class V-3 Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V-1 Common Stock and Class V-3 Common Stock under the two-class method has not been presented.
The Company uses the treasury stock method and the average market price per share during the period for calculating any potential dilutive effect of its equity instruments. The average stock price for the three months ended June 27, 2026 and June 28, 2025 was $51.18 and $25.89, respectively. The average stock price for the nine months ended June 27, 2026 and June 28, 2025 was $58.28 and $26.67, respectively.
Anti-dilutive shares were immaterial for the three months ended June 27, 2026. For the three months ended June 27, 2026, there were 3.0 million dilutive common stock equivalents related to the RSUs which were included in the diluted EPS calculation, and 2.1 million dilutive common stock equivalents related to the unvested Exol Warrant that were included in the diluted EPS calculation. For the nine months ended June 27, 2026, there were 5.3 million dilutive common stock equivalents related to the RSUs which were included in the diluted EPS calculation, and 3.2 million dilutive common stock equivalents related to the unvested Exol Warrant that were included in the diluted EPS calculation.

For the three months ended June 28, 2025, there were 4.3 million potentially dilutive common stock equivalents related to the RSUs which would have been included in the diluted EPS calculation and 7.1 million anti-dilutive common stock equivalents related to the unvested Exol Warrant that could potentially dilute EPS in the future. For the nine months ended June 28, 2025, there were 7.5 million potentially dilutive common stock equivalents related to the RSUs which would have been included in the diluted EPS calculation and 6.6 million anti-dilutive common stock equivalents related to the unvested Exol Warrant that could potentially dilute EPS in the future.
18. Stock-Based Compensation and Warrants
The following two tables show stock-based compensation expense by award type and where the stock-based compensation expense is recorded in the Company’s condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
RSUs (service-based and performance-based)	$47,145	$37,716	$139,470	$95,102
Employee stock purchase plan	1,266	972	3,432	2,854
Total stock-based compensation expense	$48,411	$38,688	$142,902	$97,956
Effect of stock-based compensation expense on income by line item (in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cost of revenue, Systems	$16,511	$11,039	$38,752	$21,119
Cost of revenue, Software maintenance and support	336	143	1,088	397
Cost of revenue, Operation services	698	631	2,712	1,329
Research and development	8,037	9,950	30,821	30,929
Selling, general, and administrative	22,829	16,925	69,529	44,182
Total stock-based compensation expense	$48,411	$38,688	$142,902	$97,956
Exol Warrant
On July 23, 2023, the Company issued the Exol Warrant to Sunlight, which allows Sunlight to acquire up to an aggregate of 11,434,360 shares of the Company’s Class A Common Stock, subject to certain vesting conditions. The Exol Warrant had a grant date fair value of $19.90 per share. The Exol Warrant vests upon conditions defined in the Exol Warrant, as Exol makes additional expenditures to the Company in connection with the Framework Agreement. There are up to eight vesting tranches in the Exol Warrant based on increments of expenditures where approximately 1,429,295 shares may vest per tranche, subject to certain conditions defined in the Exol Warrant. Upon vesting, shares may be acquired at an exercise price of $41.9719 per share. The warrant contains customary anti-dilution, down-round, and change-in-control provisions. The right to purchase shares pursuant to the Exol Warrant expires 36 months following the end of the initial term of the Framework Agreement, which is July 23, 2027, or if applicable, the extension term of the Framework Agreement, which is July 23, 2029. As of June 27, 2026, none of the shares issuable pursuant to the Exol Warrant had vested.
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

Geographic Information
Revenue and property and equipment, net by geographic region, based on physical location of the operations recording the sale or the assets are as follows:
Revenue by geographical region for the three and nine months ended June 27, 2026 and June 28, 2025 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
United States	$637,359	$584,885	$1,870,917	$1,594,674
International	83,479	7,236	156,386	33,791
Total revenue	$720,838	$592,121	$2,027,303	$1,628,465
Percentage of revenue generated outside of the United States	12%	1%	8%	2%
Total property and equipment, net by geographical region at June 27, 2026 and at September 27, 2025 are as follows (in thousands):

	June 27, 2026	September 27, 2025
United States	$158,403	$117,640
International	172	9
Total property and equipment, net	$158,575	$117,649
Percentage of property and equipment, net held outside of the United States	nil	nil
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
Our robotic based automation systems, which include hardware and essential software, move, store and sort cases and eaches in warehouses. Our systems are operational in a number of the world’s largest retailers, including Walmart, wholesale distributors, including C&S Wholesale Grocers, and are being deployed in GreenBox Systems LLC, which is now doing business as Exol (“Exol”), our warehouse-as-a-service joint venture. We have spent significant time working closely with our customers to develop, test and refine our technology. We have approximately $22.5 billion of backlog as of June 27, 2026, of which our agreements with Walmart and Exol comprise the vast majority.
We have devoted significant funds and resources to date in developing and diversifying our systems and related applications. Our systems are designed to increase efficiency, speed and flexibility of the supply chain by using proprietary robotics and A.I.-powered software for the movement and storage of goods. Our intellectual property is protected by a portfolio of approximately 1,100 issued and/or pending patents as of September 27, 2025.
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
In January 2025, we acquired the Advanced Systems and Robotics (“ASR”) business from Walmart and signed a Master Automation Agreement that provides for the development, manufacture and installation of automated systems for online pickup and delivery at Walmart retail stores (“2025 Walmart MAA”). This acquisition added a new product category for us to address the opportunity for automated fulfillment of customer orders at the local and store level, which supports the growth of e-commerce. Under the 2025 Walmart MAA, as of June 27, 2026, we are operating several micro-fulfillment systems, which we will continue to support. We are in the process of developing an advanced micro-fulfillment system for future deployments.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of dividend and interest income earned on our money market accounts, the impact of unrealized gains and losses on certain securities held, and the impact of foreign currency transaction gains and losses associated with monetary assets and liabilities.
Income Taxes
We are subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to our allocable share of any taxable income or loss of Symbotic Holdings LLC. We also have foreign subsidiaries which are subject to income tax in their local jurisdictions.
Results of Operations for the Three and Nine Months Ended June 27, 2026 and June 28, 2025
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods. The data has been derived from the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q which include, in our opinion, all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair statement of the financial position and results of operations for the interim periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in thousands)
Revenue:
Systems	$670,952	$559,108	$1,895,740	$1,536,539
Software maintenance and support	12,765	8,121	36,574	20,331
Operation services	37,121	24,892	94,989	71,595
Total revenue	720,838	592,121	2,027,303	1,628,465
Cost of revenue:
Systems	523,607	453,967	1,489,031	1,246,745
Software maintenance and support	3,486	1,705	9,808	5,593
Operation services	32,835	24,607	84,178	72,476
Total cost of revenue	559,928	480,279	1,583,017	1,324,814
Gross profit	160,910	111,842	444,286	303,651
Operating expenses:
Research and development expenses	43,780	49,729	138,069	150,967
Selling, general, and administrative expenses	84,235	71,557	258,020	205,567
Restructuring charges	—	16,361	2,685	16,361
Total operating expenses	128,015	137,647	398,774	372,895
Operating income (loss)	32,895	(25,805)	45,512	(69,244)
Other income, net	30,587	8,451	54,688	27,987
Income (loss) before income tax and equity method investment	63,482	(17,354)	100,200	(41,257)
Income tax benefit (expense)	1,149	(44)	(38)	1,204
Income (loss) from equity method investment	(9,631)	(3,776)	(22,375)	(7,831)
Net income (loss)	$55,000	$(21,174)	$77,787	$(47,884)

	For the Three Months Ended		For the Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenue:
Systems	93%	94%	94%	94%
Software maintenance and support	2	1	2	1
Operation services	5	4	5	4
Total revenue	100	100	100	100
Cost of revenue:
Systems	73	77	73	77
Software maintenance and support	—	—	—	—
Operation services	5	4	4	4
Total cost of revenue	78	81	78	81
Gross profit	22	19	22	19
Operating expenses:
Research and development expenses	6	8	7	9
Selling, general, and administrative expenses	12	12	13	13
Restructuring charges	—	3	—	1
Total operating expenses	18	23	20	23
Operating income (loss)	5	(4)	2	(4)
Other income, net	4	1	3	2
Income (loss) before income tax and equity method investment	9	(3)	5	(3)
Income tax benefit (expense)	—	—	—	—
Income (loss) from equity method investment	(1)	(1)	(1)	—
Net income (loss)	8%	(4)%	4%	(3)%
*Percentages are based on actual values. Totals may not sum due to rounding.
Three and Nine Months Ended June 27, 2026 Compared to the Three and Nine Months Ended June 28, 2025
Revenue

	For the Three Months Ended		Change
	June 27, 2026	June 28, 2025	Amount	%
	(dollars in thousands)
Systems	$670,952	$559,108	$111,844	20%
Software maintenance and support	12,765	8,121	4,644	57%
Operation services	37,121	24,892	12,229	49%
Total revenue	$720,838	$592,121	$128,717	22%
Systems revenue increased during the three months ended June 27, 2026, as compared to the three months ended June 28, 2025, due to there being 77 Systems in Deployment during the fiscal quarter ended June 27, 2026, as compared to 46 Systems in Deployment during the same quarter of fiscal 2025.
The increase in Software Maintenance and Support revenue is due to 56 Operational Systems which are under Software Maintenance and Support contracts for the three months ended June 27, 2026, as compared to 42 Operational Systems which were under Software Maintenance and Support contracts for the three months ended June 28, 2025.
The increase in Operation Services revenue is primarily attributable to an increase in the number of Operational Systems where we are performing Operation Services for the three months ended June 27, 2026, as compared to the three months ended June 28, 2025.

	For the Nine Months Ended		Change
	June 27, 2026	June 28, 2025	Amount	%
	(dollars in thousands)
Systems	$1,895,740	$1,536,539	$359,201	23%
Software maintenance and support	36,574	20,331	16,243	80%
Operation services	94,989	71,595	23,394	33%
Total revenue	$2,027,303	$1,628,465	$398,838	24%
Systems revenue increased during the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025, due to additional revenue generated from the 2025 Walmart MAA and there being 77 Systems in Deployment during the nine months ended June 27, 2026, as compared to 46 Systems in Deployment during the nine months ended June 28, 2025.
The increase in Software Maintenance and Support revenue is due to 56 Operational Systems which are under Software Maintenance and Support contracts for the nine months ended June 27, 2026, as compared to 42 Operational Systems which were under Software Maintenance and Support contracts for the nine months ended June 28, 2025.
The increase in Operation Services revenue is attributable to an increase in the number of Operational Systems where we are performing Operation Services for the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025, partially offset by a decrease in training services provided to our customers. As we continue to increase the number of Operational Systems, an increase in the number of Operation Services contracts is expected.
Gross Profit
The following table sets forth our gross profit for the three months ended June 27, 2026 and June 28, 2025:

	For the Three Months Ended		Change
	June 27, 2026	June 28, 2025	Amount
	(in thousands)
Systems	$147,345	$105,141	$42,204
Software maintenance and support	9,279	6,416	2,863
Operation services	4,286	285	4,001
Total gross profit	$160,910	$111,842	$49,068
Systems gross profit increased $42.2 million for the three months ended June 27, 2026, as compared to the three months ended June 28, 2025. The increase in Systems gross profit is primarily driven by there being 77 Systems in Deployment during the three months ended June 27, 2026, as compared to 46 Systems in Deployment during the three months ended June 28, 2025 as well as our capture of the increasing value we are driving for customers. The increase in Systems gross profit was further driven by continued strong project execution and cost discipline, partially offset by increased tariff expenses as tariff regulations continue to evolve.
The increase in Software Maintenance and Support gross profit is driven by the revenue from the additional Operational Systems which are under Software Maintenance and Support contracts for the three months ended June 27, 2026, as compared to the three months ended June 28, 2025, while costs to perform our maintenance and support services remained relatively flat.
The increase in Operation Services gross profit for the three months ended June 27, 2026, as compared to the three months ended June 28, 2025, is driven by an increase in training services provided to our customers in connection with the increase in the number of Operational Systems, as well as the sale of spare parts to our customers.

The following table sets forth our gross profit for the nine months ended June 27, 2026 and June 28, 2025:

	For the Nine Months Ended		Change
	June 27, 2026	June 28, 2025	Amount
	(in thousands)
Systems	$406,709	$289,794	$116,915
Software maintenance and support	26,766	14,738	12,028
Operation services	10,811	(881)	11,692
Total gross profit	$444,286	$303,651	$140,635
Systems gross profit increased $116.9 million for the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025. The increase in Systems gross profit is primarily driven by our capture of the increasing value we are driving for customers as well as the 77 Systems in Deployment during the nine months ended June 27, 2026, as compared to 46 Systems in Deployment during the nine months ended June 28, 2025. The increase in Systems gross profit was further driven by continued strong project execution and cost discipline, partially offset by increased tariff expenses as tariff regulations continue to evolve, and increased warranty expense.
The increase in Software Maintenance and Support gross profit is driven by the revenue from the additional Operational Systems which are under Software Maintenance and Support contracts for the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025, while costs to perform our maintenance and support services remained relatively flat.
The increase in Operation Services gross profit for the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025, is primarily driven by operational efficiencies and an increase in the number of Operational Systems from the prior year.
Research and Development Expenses

	For the Three Months Ended		Change
	June 27, 2026	June 28, 2025	Amount	%
	(dollars in thousands)
Research and development	$43,780	$49,729	$(5,949)	(12)%
Percentage of total revenue	6%	8%

The decrease in research and development expenses for the three months ended June 27, 2026, as compared to the three months ended June 28, 2025, is due to the following:

Change
(in thousands)
Employee-related costs	$(3,199)
Prototyping-related costs, allocated overhead expenses, and other	(2,750)
$(5,949)
Employee-related costs decreased for the three months ended June 27, 2026, as compared to the three months ended June 28, 2025. The decrease in employee-related costs was primarily driven by a decrease in stock-based compensation expense as well as cost savings realized from the restructuring which occurred in the third quarter of fiscal year 2025.
Prototyping-related costs, allocated overhead expenses, and other expenses decreased for the three months ended June 27, 2026, as compared to the three months ended June 28, 2025, primarily from there being fewer developed technology intangible assets with remaining amortization for the three months ended June 27, 2026 as compared to the three months ended June 28, 2025.

	For the Nine Months Ended		Change
	June 27, 2026	June 28, 2025	Amount	%
	(dollars in thousands)
Research and development	$138,069	$150,967	$(12,898)	(9)%
Percentage of total revenue	7%	9%
The decrease in research and development expenses for the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025, is due to the following:

Change
(in thousands)
Employee-related costs	$(5,293)
Prototyping-related costs, allocated overhead expenses, and other	(7,605)
$(12,898)
Employee-related costs decreased for the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025. The primary driver in the decrease to employee-related costs for the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025, was from an increase in engineering resources assigned to customer projects, which was primarily related to the 2025 MAA.
Prototyping-related costs, allocated overhead expenses, and other expenses decreased for the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025, primarily from a decrease in prototype-related costs as we have completed older research and development projects, while costs for current research and development projects require fewer prototypes.
Selling, General, and Administrative Expenses

	For the Three Months Ended		Change
	June 27, 2026	June 28, 2025	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$84,235	$71,557	$12,678	18%
Percentage of total revenue	12%	12%

The increase in selling, general, and administrative expenses for the three months ended June 27, 2026, as compared to the three months ended June 28, 2025, is due to the following:

Change
(in thousands)
Employee-related costs	$12,227
Allocated overhead expenses and other	451
$12,678
Employee-related costs increased in the three months ended June 27, 2026, as compared to the three months ended June 28, 2025, primarily as a result of our full-time employee and contractor headcount growth within our selling, general, and administrative functions. We increased our headcount primarily to support the increased number of Systems in Deployment and business transformation. We incurred incremental costs related to building both shorter-term as well as permanent processes and infrastructure to ramp partnerships and operations.
Allocated overhead and other expenses increased in the three months ended June 27, 2026, as compared to the three months ended June 28, 2025, primarily due to an increase in information technology related costs to support growth within our employee base and infrastructure. This increase was partially offset by a decrease in legal expenses from the prior year as we incurred more legal expenses related to our internal controls remediation and acquisition activity for the three months ended June 28, 2025.

	For the Nine Months Ended		Change
	June 27, 2026	June 28, 2025	Amount	%
	(dollars in thousands)
Selling, general, and administrative	$258,020	$205,567	$52,453	26%
Percentage of total revenue	13%	13%
The increase in selling, general, and administrative expenses for the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025, is due to the following:

Change
(in thousands)
Employee-related costs	$51,904
Allocated overhead expenses and other	549
$52,453
Employee-related costs increased in the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025, primarily as a result of our full-time employee and contractor headcount growth within our selling, general, and administrative functions. We increased our headcount primarily to support the increased number of Systems in Deployment and business transformation. We incurred incremental costs related to building both shorter-term as well as permanent processes and infrastructure to ramp partnerships and operations.
Allocated overhead and other expenses increased in the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025, primarily due to an increase in information technology related costs to support growth within our employee base and infrastructure as well as an increase in rent and property tax as we have increased our number of properties as we expand into other locations. This increase was partially offset by a decrease in legal expenses from the prior year as we incurred more legal expenses related to our internal controls remediation and acquisition activity for the nine months ended June 28, 2025.
Other income, net

	For the Three Months Ended		Change
	June 27, 2026	June 28, 2025	Amount	%
	(dollars in thousands)
Other income, net	$30,587	$8,451	$22,136	262%
Percentage of total revenue	4%	1%
The increase in other income, net for the three months ended June 27, 2026, as compared to the three months ended June 28, 2025, was primarily due to fair value adjustments made on certain of our strategic investments for observable price changes in the three months ended June 27, 2026, when such observable price changes were not present in the three months ended June 28, 2025.

	For the Nine Months Ended		Change
	June 27, 2026	June 28, 2025	Amount	%
	(dollars in thousands)
Other income, net	$54,688	$27,987	$26,701	95%
Percentage of total revenue	3%	2%
The increase in other income, net for the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025, was primarily due to an increase in fair value adjustments made on certain of our strategic investments for observable price changes in the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025. Additionally, the increase in other income, net for the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025, was due to higher interest earned on invested cash balances for the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025.

Income Taxes

	For the Three Months Ended		Change
	June 27, 2026	June 28, 2025	Amount	%
(dollars in thousands)
Income tax benefit (expense)	$1,149	$(44)	$1,193	(2,711)%
Percentage of total revenue	nil	nil
The decrease in income tax expense for the three months ended June 27, 2026, as compared to the three months ended June 28, 2025, is attributable to the expense related to current international income taxes.

	For the Nine Months Ended		Change
	June 27, 2026	June 28, 2025	Amount	%
(dollars in thousands)
Income tax benefit (expense)	$(38)	$1,204	$(1,242)	(103)%
Percentage of total revenue	nil	nil
The increase in income tax expense for the nine months ended June 27, 2026, as compared to the nine months ended June 28, 2025, is attributable to the expense related to current international and state income taxes. In fiscal year 2025, the expense incurred was offset by a partial release of the valuation allowance in connection with the ASR Acquisition.
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
•Restructuring charges – Restructuring charges are costs associated with restructuring plans and are primarily related to employee severance and benefit arrangements, lower of cost and net realizable value adjustments to inventory and long-lived assets that will no longer be used in operations, and termination fees for any contracts cancelled as part of the restructuring plan. The restructuring charges in fiscal year 2025 represent those charges incurred related to a reduction of our workforce across all areas of the employees that joined our workforce in connection with the ASR Acquisition. The restructuring charges in fiscal year 2026 represent those charges incurred related to a reduction of our workforce across the organization to align resource investment to business needs. We exclude these items from our non-GAAP financial measures when evaluating our continuing business performance as such items vary significantly based on the magnitude of the restructuring action and do not reflect future expected operating expenses. In addition, these charges do not necessarily provide meaningful insight into the fundamentals of current or past operations of our business.
•Equity method investment – Equity method investment represents our proportionate share of income or loss of unconsolidated variable interest entities. We exclude this from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts are not representative of our normal operating activities.
•Internal control remediation – Internal control remediation costs represent professional services fees related to our efforts to remediate internal control material weaknesses. We excluded these fees from our non-GAAP financial measures to provide a useful comparison of our operating results to prior periods and to our peer companies because such amounts are not representative of our normal operating activities.
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

The following table reconciles GAAP net income (loss) to Adjusted EBITDA for the three and nine months ended June 27, 2026 and June 28, 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income (loss)	$55,000	$(21,174)	$77,787	$(47,884)
Interest income	(11,335)	(8,373)	(33,840)	(23,371)
Income tax expense (benefit)	(1,149)	44	38	(1,204)
Depreciation and amortization	10,241	12,940	30,249	30,969
Stock-based compensation	50,519	39,527	151,824	102,984
Business combination transaction expenses	244	422	965	7,522
Equity method investment	9,631	3,776	22,375	7,831
Internal control remediation	1,486	1,795	5,832	7,046
Business transformation costs	54	75	3,134	2,475
Fair value adjustments on strategic investments	(19,378)	—	(21,039)	(4,481)
Restructuring charges	(76)	16,361	2,560	16,130
Adjusted EBITDA	$95,237	$45,393	$239,885	$98,017
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

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Gross profit	$160,910	$111,842	$444,286	$303,651
Depreciation and amortization	1,507	3,538	4,603	8,957
Stock-based compensation	17,545	11,813	44,424	22,844
Restructuring charges	(76)	—	(124)	(231)
Adjusted gross profit	$179,886	$127,193	$493,189	$335,221

Gross profit margin	22.3%	18.9%	21.9%	18.6%
Adjusted gross profit margin	25.0%	21.5%	24.3%	20.6%
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

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Research and development expenses	$43,780	$49,729	$138,069	$150,967
Depreciation and amortization	(5,959)	(7,133)	(16,110)	(15,044)
Stock-based compensation	(8,642)	(10,442)	(33,686)	(34,408)
Adjusted research and development expenses	$29,179	$32,154	$88,273	$101,515

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Selling, general, and administrative expenses	$84,235	$71,557	$258,020	$205,567
Depreciation and amortization	(2,775)	(2,270)	(9,537)	(6,969)
Stock-based compensation	(24,332)	(17,272)	(73,714)	(45,731)
Business combination transaction expenses	(244)	(422)	(965)	(7,522)
Internal control remediation	(1,486)	(1,795)	(5,832)	(7,046)
Business transformation costs	(54)	(75)	(3,134)	(2,475)
Adjusted selling, general, and administrative expenses	$55,344	$49,723	$164,838	$135,824
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

	Three Months Ended		Nine Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
		Revised		Revised
Net cash provided by (used in) operating activities	$(147,297)	$(196,512)	$305,584	$278,090
Purchases of property and equipment and capitalization of internal use software development costs	(17,333)	(14,867)	(62,753)	(42,784)
Free cash flow	$(164,630)	$(211,379)	$242,831	$235,306
Liquidity and Capital Resources
As of June 27, 2026, our principal sources of liquidity were cash received from customers upon the inception and continuation of contracts to install Systems.
The following table shows net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the nine months ended June 27, 2026 and June 28, 2025:

	Nine Months Ended
	June 27, 2026	June 28, 2025
		Revised
	(in thousands)
Net cash provided by (used in):
Operating activities	$305,584	$278,090
Investing activities	$(206,157)	$(226,840)
Financing activities	$426,997	$(954)

Operating Activities
Our net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items, including depreciation and amortization, foreign currency gains and losses, loss on disposal of assets, provision for excess and obsolete inventory, and stock-based compensation, as well as changes in operating assets and liabilities. The primary changes in working capital items, such as the changes in accounts receivable and deferred revenue, result from the difference in timing of payments from our customers related to System Deployments and the associated costs incurred by us to fulfill the System performance obligation. This may result in an operating cash flow source or use for the period, depending on the timing of payments received as compared to the fulfillment of the System performance obligation.
Net cash provided by operating activities was $305.6 million during the nine months ended June 27, 2026. Net cash provided by operating activities was primarily due to our net income of $77.8 million adjusted for non-cash items of $189.4 million, primarily consisting of $142.9 million stock-based compensation, $30.3 million depreciation and amortization, and $13.8 million provision for excess and obsolete inventory as well as cash provided by operating assets and liabilities of $38.3 million. Cash provided by operating assets and liabilities of $38.3 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers.
Net cash provided by operating activities was $278.1 million during the nine months ended June 28, 2025. Net cash provided by operating activities was primarily due to our net loss of $47.9 million adjusted for non-cash items of $134.8 million, primarily consisting of $92.3 million stock-based compensation, $31.0 million depreciation and amortization, offset by cash provided by operating assets and liabilities of $191.1 million. Cash provided by operating assets and liabilities of $191.1 million was primarily driven by net working capital changes, including the timing of cash payments to vendors and cash receipts from customers, an increase in inventory purchases to meet our installation timeline for our customers’ Deployments in connection with the Walmart MAA and other customer contracts, as well as an increase in deferred revenue resulting from an increase in the number of Deployments.
Investing Activities
Our investing activities have consisted primarily of property and equipment purchases, capitalization of internal use software development costs, and acquisitions of strategic investments.
Net cash and cash equivalents used in investing activities during the nine months ended June 27, 2026 consisted of $62.8 million of purchased property and equipment and $123.2 million of cash paid for strategic investments, which includes our investment in our unconsolidated variable interest entity, Exol, and cash paid for business and asset acquisitions of $20.2 million. No other significant investing activities occurred during the nine months ended June 27, 2026.
Net cash and cash equivalents used in investing activities during the nine months ended June 28, 2025 consisted of $42.8 million of purchased property and equipment and $42.2 million related to acquisitions of strategic investments, which includes our investment in our unconsolidated variable interest entity, Exol, and cash paid for the acquisition of ASR of $141.8 million.
Financing Activities
Our financing activities typically consist of payments and proceeds related to our equity incentive plans for both RSUs and ESPP, and also include proceeds from equity financing transactions.
During the nine months ended June 27, 2026, we received net proceeds of $424.3 million from the issuance of Class A common stock upon completion of our equity financing transaction in December 2025. Additionally, we received proceeds from the issuance of common stock under our ESPP of $3.9 million. These proceeds were offset by $1.2 million in distributions to or on behalf of Symbotic Holdings partners to fund all or part of their obligations with respect to the taxable income of Symbotic Holdings that is allocated to them. No other significant financing activities occurred during the nine months ended June 27, 2026.
During the nine months ended June 28, 2025, we paid taxes of $3.0 million related to net share settlement of RSUs and we also paid $1.2 million in distributions to or on behalf of Symbotic Holdings partners to fund all or part of their obligations with respect to the taxable income of Symbotic Holdings that is allocated to them. These payments were offset by proceeds received from the issuance of common stock under our ESPP of $3.2 million. No other significant financing activities occurred during the nine months ended June 28, 2025.
Contractual Obligations and Commitments and Liquidity Outlook
Our cash flows from operations along with equity infusions have historically been sufficient to fund our operating activities and other cash requirements. At June 27, 2026, we had a cash and cash equivalents balance of $1,746.4 million. Our cash requirements for the three and nine months ended June 27, 2026 were primarily related to inventory purchases in order to deliver our Systems to our customers in an orderly manner in line with our installation timeline, and acquisitions of strategic investments to expand our investment profile.
Based on our present business plan, we expect our current cash and cash equivalents, working capital, and our forecasted cash flows from operations to be sufficient to meet our foreseeable cash needs for at least the next 12 months. Our foreseeable cash needs, in addition to our recurring operating expenses, include our expected capital expenditures to support expansion of our infrastructure and workforce, potential strategic acquisitions, capital calls that may arise from time to time from Exol, and minimum contractual obligations. Contractual obligations are cash that we are obligated to pay as part of certain contracts that we have entered into during our course of business. Our contractual obligations consist of operating lease liabilities that are included in our condensed consolidated balance sheet and vendor commitments associated with agreements that are legally binding. Our operating lease cash requirements have not changed materially since September 27, 2025, and are disclosed within Note 5, Leases, included elsewhere in this Quarterly Report on Form 10-Q.
The following table summarizes our current and long-term material cash requirements as of June 27, 2026 for our vendor commitments:

		Payments due in:
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Vendor commitments	$1,080,823	$1,015,983	$64,644	$196	$—
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
Critical Accounting Policies and Estimates
Other than the change in accounting principle disclosed below, there have been no significant changes in our critical accounting policies and estimates during the nine months ended June 27, 2026, as compared to the critical accounting policies and estimates disclosed in the audited consolidated financial statements and related notes thereto as of and for the year ended September 27, 2025, which are included within the Annual Report on Form 10-K filed with the SEC on November 24, 2025.
In the first quarter of fiscal year 2026, we changed our stock-based compensation policy for recognizing expense for graded vesting awards with only service conditions from the accelerated attribution method to the straight-line attribution method. In connection with the Business Combination in June 2022, we granted RSUs with accelerated vesting terms. As those initial RSU awards with accelerated vesting terms have fully vested since the Business Combination, we believe the straight-line attribution method for stock-based compensation expense for awards solely subject to time-based vesting conditions is the preferable accounting policy in accordance with ASC Topic 718 because it more accurately reflects how our ongoing equity awards are earned over the service period and is the predominant method used in our industry. With the transition from the accelerated attribution method to the straight-line attribution method, we no longer consider stock-based compensation related to our service-based RSUs to be a critical accounting policy.
Off-Balance Sheet Arrangements
As of June 27, 2026, we had no off-balance sheet arrangements as defined in Instruction 8 to Item 303(b) of Regulation S-K.
Recent Accounting Pronouncements
For information on recent accounting pronouncements, see Note 2, Summary of Significant Accounting Policies - Recent Accounting Pronouncements in the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our assessment of our sensitivity to market risk since our presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K filed with the SEC on November 24, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2026, our disclosure controls and procedures were not effective at the reasonable assurance level due to the previously reported material weakness described below.
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
As of June 27, 2026, the Company did not effectively design procedures and controls over the timing of the recognition of cost of revenue. This resulted in timing discrepancies in the recognition of cost of revenue during the year ended September 27, 2025. Given that we recognize revenue on a percentage of completion basis, this also resulted in timing discrepancies in the recognition of revenue during the year ended September 27, 2025. These deficiencies in internal control over financial reporting constituted a material weakness as of June 27, 2026.
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
Changes in Internal Control Over Financial Reporting
Subject to the steps taken in connection with the remediation plan noted below, there have been no changes in our internal control over financial reporting for the three months ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Note 15, Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business. For a detailed discussion of these risks, please see the section in our Annual Report on Form 10-K filed with the SEC on November 24, 2025 titled “Risk Factors”. Any of the matters highlighted in those risk factors could adversely affect our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
During the fiscal quarter ended June 27, 2026, the following director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408.
On May 21, 2026, Maria G. Freve, our Vice President, Controller and Chief Accounting Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Freve’s Rule 10b5-1 trading plan provides for the sale of shares of Class A Common Stock that she has received or will receive following the vesting of various RSU grants. Ms. Freve’s 10b5-1 trading plan calls for the sale of a percentage of shares that she could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and thus the exact number of shares to be sold pursuant to Ms. Freve’s 10b5-1 trading plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares that may be sold pursuant to Ms. Freve’s 10b5-1 trading plan is 24,157 shares of Class A Common Stock. Ms. Freve’s Rule 10b5-1 trading plan expires on April 30, 2027, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c) under the Exchange Act.
Certain of our directors or officers have made elections to participate in, and are participating in, our Incentive Compensation Plan, ESPP or our defined-contribution benefit plan under the provisions of Section 401(k) of the Internal Revenue Code and have made, and may from time to time make, elections to have shares withheld to cover withholding taxes or pay the exercise price of options, which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits
The exhibits listed below are filed or incorporated by reference into this Report.

		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Certificate of Incorporation of Symbotic Inc.	8-K	3.1	6/13/2022
3.2	Bylaws of Symbotic Inc.	8-K	3.2	6/13/2022
4.1++	Warrant to purchase common units, dated June 7, 2022, between Symbotic Holdings LLC and Walmart Inc.	8-K	4.1	6/13/2022
4.2	Warrant to purchase class A common stock, dated July 23, 2023, between Symbotic Inc. and Sunlight Investment Corp.	8-K	4.1	7/24/2023
4.3	Description of securities of Symbotic Inc.	10-K	4.2	12/9/2022
4.4	Form of Indenture	S-3	4.1	7/24/2023
10.1#	Amended and Restated Letter regarding Corporate Apartment dated May 6, 2026 between Symbotic LLC and James Kuffner
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

#	Indicates management contract or compensatory plan.
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

Date: August 5, 2026

Symbotic Inc.

By:	/s/ Maria G. Freve
Name:	Maria G. Freve
Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)